Form 10-Q
period 2021-03-31
Aldel Financial Inc.
filed 2021-05-13
CIK 1840776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-40244

ALDEL FINANCIAL INC.
(Exact name of registrant as specified in its charter)

Delaware	86-1213144
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

105 S. Maple Street, Itasca, Illinois 60143
(Address of Principal Executive Offices, including zip code)

(847) 791-6817
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-half of one redeemable warrant	ADF.U	The New York Stock Exchange
Class A common stock, par value $0.0001 per share	ADF	The New York Stock Exchange
Warrants, each exercisable for one share of Class A common stock	ADF.WS	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ◻  No ⌧

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧  No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

◻ Large accelerated filer	◻Accelerated filer
⌧ Non-accelerated filer	⌧ Smaller reporting company
⌧ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ⌧  No ◻

As of May 13, 2021, there were 12,072,500 shares of Class A common stock, par value $0.0001, and 2,875,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

ALDEL FINANCIAL INC.

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

Aldel Financial Inc.

Balance Sheet

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$216,267	$—
Deferred offering costs	122,593	55,000
TOTAL ASSETS	338,860	55,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued offering costs	$—	$55,000
Accounts payable	1,470	1,470
Notes payable	250,000	—
Other liabilities	65,000	—
Total liabilities	$316,470	$56,470

STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value; 10,000,000 shares authorized; 2,875,000 and 0 shares both issued and outstanding at March 31, 2021 and December 31, 2020, respectively	$287	$—
Additional paid-in capital	24,713	—
Accumulated deficit	(2,610)	(1,470)
Total Stockholders’ Equity	22,390	(1,470)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$338,860	$55,000

The accompanying notes are an integral part of the financial statements.

Aldel Financial Inc.

Statement of Operations

For the three months ended March 31, 2021

(Unaudited)

General and administrative expenses	$1,140
Net Loss	$(1,140)

Basic and diluted	4,887,500

Basic and diluted net loss per share	$(0.0002)

The accompanying notes are an integral part of the financial statements.

Aldel Financial Inc.

Statement of Changes in Stockholders’ Equity

For the three months ended March 31, 2021

(Unaudited)

	Common	Common	Additional		Total
	Stock	Stock	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	—	$—	$—	$(1,470)	$(1,470)
Issuance of 5,750,000 common shares to initial stockholders	5,750,000	575	24,425	—	25,000
Forfeiture of 2,875,000 common shares by initial stockholders	(2,875,000)	(288)	288	—	—
Net loss		—	—	(1,140)	(1,140)
Balance at March 31, 2021	2,875,000	$287	$24,713	$(2,610)	$22,390

The accompanying notes are an integral part of the financial statements.

Aldel Financial Inc.

Statement of Cash Flows

For the three months ended March 31, 2021

(Unaudited)

Cash flows from operating activities
Net loss	$(1,140)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Deferred offering cost	(67,593)
Accounts payable	(55,000)
Net cash used in operating activities	$(123,733)

Cash flows from financing activities
Proceeds from sale of shares of common stock to initial stockholders	25,000
Proceeds from promissory notes	250,000
Proceeds received in advance for private placement of securities	65,000
Net cash provided by financing activities	$340,000

Net increase in cash	$216,267
Cash at beginning of period	—
Cash at end of period	$216,267

The accompanying notes are an integral part of the financial statements.

ALDEL FINANCIAL INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2021 (UNAUDITED)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Aldel Financial Inc. (the “Company”) is a blank check company incorporated in Delaware on December 23, 2020. The Company was formed for the purpose of merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (“Business Combination”).

Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus its search for a target business on companies that are exiting the restructuring process or that have transient current ownership. Aldel Financial Inc. will target companies with established operating models that have strong management teams, realigned capital structures, positive cash flows prospects, and a clear and well-defined pathway for growing profitably over the long-term. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2021, the Company had not yet commenced any operations. All activity through March 31, 2021 relates to the Company’s formation and the initial public offering (“Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate nonoperating income in the form of interest income from the proceeds derived from the Offering. The Company has selected December 31 as its fiscal year end.

The Company closed its Offering on April 12, 2021 and commenced operations after receiving adequate financing through i) the Offering of 10,000,000 units at $10.00 per unit (or 11,500,000 units if the underwriters’ over-allotment option is exercised in full) (the “Units” and, with respect to the shares of Class A common stock included in the Units being offered, the “Public Shares”) which is discussed in Note 3, ii) the sale of 1,300,000 $15.00 exercise price warrants (the “OTM Warrants”) at a price of $0.10 per OTM Warrant, and iii) the sale of 500,000 private units (or 515,000 private units if the over-allotment option is exercised in full) at $10.00 per unit (the “Private Units”) in a private placement. The Company sold 650,000 of the OTM Warrants and all of the 500,000 Private Units (or 515,000 Private Units if the over-allotment option is exercised in full) to the Company’s sponsor, Aldel Investors LLC (the “Sponsor”), and remaining 650,000 OTM Warrants to FG SPAC Partners LP (“FGSP”), an affiliate of certain of the Company’s directors, in a private placement that closed simultaneously with the Offering. Each Private Unit consists of one Class A common share and one-half of one non-redeemable warrant (“Private Unit Warrant”).

Each whole Private Unit Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $11.50 per share. The Private Unit Warrants have terms similar to the Public Warrants (as defined below), except that the Private Unit Warrants will be non-redeemable and may be exercised on a cashless basis so long as they continue to be held by the initial shareholders or their permitted transferees. Additionally, Private Unit Warrants and the shares issuable upon the exercise of the Private Unit Warrants will not be transferable, assignable or salable until after the completion of a Business Combination.

The OTM Warrants entitle the holder to purchase one share of Common Stock at an exercise price of $15.00 per each share, will be exercisable for a period of 10 years from the date of Business Combination, will be non-redeemable, and may be exercised on a cashless basis so long as they continue to be held by the initial shareholders or their permitted transferees. Additionally, OTM Warrants and the shares issuable upon the exercise of the OTM Warrants will not be transferable, assignable or salable until after the completion of a Business Combination.

The Company listed the Units on the New York Stock Exchange (“NYSE”) at the closing of the Offering. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering and sale of the OTM Warrants and Private Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. NYSE rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (net of amounts disbursed to management for working capital purposes). The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940 as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

$10.10 per Unit sold in the Offering was placed in a trust account (“Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

The Company will provide its shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. In connection with a proposed Business Combination, the Company may seek shareholder approval of a Business Combination at a meeting called for such purpose at which shareholders may seek to redeem their shares, regardless of whether they vote for or against the proposed Business Combination.

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 upon or immediately prior to such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination.

If the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s amended and restated certificate of incorporation will provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from seeking redemption rights with respect to 15% or more of the Public Shares without the Company’s prior written consent.

The holders of Public Shares will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. A portion of the Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Offering, in accordance with Accounting Standard Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” in order for the Company to maintain net tangible assets of at least $5,000,001.

If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated certificate of incorporation, offer such redemption pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination.

The Sponsor, FGSP, officers, directors and advisors (the “Initial Shareholders”) have agreed (a) to vote their Founder Shares (as defined in Note 5) as well as any common shares underlying the Private Units, and any Public Shares purchased during or after the Offering in favor of a Business Combination, (b) not to propose an amendment to the Company’s amended and restated certificate of incorporation with respect to the Company’s pre-Business Combination activities prior to the consummation of a Business Combination unless the Company provides dissenting public shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment; (c) not to redeem any shares (including the Founder Shares as well as any common shares underlying the Private Units) into the right to receive cash from the Trust Account in connection with a shareholder vote to approve a Business Combination (or to sell any shares in a tender offer in connection with a Business Combination if the Company does not seek shareholder approval in connection therewith) or a vote to amend the provisions of the amended and restated certificate of incorporation relating to shareholders’ rights of pre-Business Combination activity and (d) that the Founder Shares, the Private Units and OTM Warrants (including underlying securities) shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the Initial Shareholders will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the Offering if the Company fails to complete its Business Combination.

The Company will have until October 12, 2022 to consummate a Business Combination (as such period may be extended pursuant to the amended and restated certificate of incorporation, the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable and less interest to pay dissolution expenses up to $100,000), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. There will be no redemption rights or liquidation distribution with respect to the Company’s warrants, which will expire worthless if the Company fails to complete its initial Business Combination within the Combination period.

The Sponsor has agreed that it will be liable to the Company, if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below $10.10 per share, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements are presented in U.S. Dollars and conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging growth company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021.

Deferred offering costs

Deferred offering costs consist of underwriting, legal and accounting expenses incurred through the balance sheet date that are directly related to the Offering and that will be charged to shareholders equity upon the completion of the Offering.

Income taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of March 31, 2021 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

There was no provision for income taxes for the three months ended March 31, 2021.

Net loss per share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. As of March 31, 2021 weighted average shares were reduced for the effect of an aggregate of 2,875,000 shares that were forfeited by Initial Stockholders (see Note 5). At March 31, 2021 the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

Recently issued accounting standard

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. OFFERING

Pursuant to the Offering, on April 12, 2021, the Company sold 11,500,000 Units at a purchase price of $10.00 per Unit. Each Unit consisted of one Class A common share and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50 per share (see Note 7).

NOTE 4. PRIVATE PLACEMENT

The Sponsor and FGSP have purchased an aggregate of 1,300,000 OTM Warrants at a price of $0.10 per OTM Warrant, and 500,000 Private Units (or 515,000 Private Units if the over-allotment option is exercised in full) at a price of $10.00 per Private Unit, in each case, from the Company in a private placement that occurred simultaneously with the closing of the Offering. The aggregate gross proceeds from the sale of OTM Warrants and Private Units were $5,280,000. If the Company does not complete a Business Combination within the Combination Period, the OTM Warrants and the Private Unit Warrants will expire worthless. The OTM Warrants and the Private Unit Warrants will be non-redeemable for cash and exercisable on a cashless basis so long as they are held by the Initial Shareholders or the permitted transferees. Each OTM Warrant and the Private Unit Warrant will entitle the holder to purchase one share of common stock at its respective exercise price, as described above.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On January 11, 2021, the Company issued an aggregate of 5,750,000 shares of common stock (the “Founder Shares”) to the Sponsor and FGSP for an aggregate purchase price of $25,000 in cash. Sponsor was issued 4,675,000 and FGSP, an affiliate of certain of the Company’s directors, was issued 1,075,000 shares of common stock. On January 15, 2021, the Sponsor transferred an aggregate of 175,000 Founder Shares to members of the Company’s management and board of directors as well as senior advisors, resulting in the Sponsor holding 4,500,000 Founder Shares. On March 25, 2021, the Sponsor and FGSP forfeited to the Company for no consideration, 2,300,000 and 575,000 Founder Shares, respectively, resulting in a decrease in the aggregate number of Founder Shares outstanding from 5,750,000 Founder Shares to 2,875,000, and resulting in Sponsor and FGSP holding 2,200,000 and 500,000 Founder Shares, respectively. The Founder Shares include an aggregate of up to 375,000 shares subject to forfeiture by the Sponsor and FGSP to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the Initial Shareholders will collectively own 20% of the Company’s issued and outstanding shares after the Offering (assuming the Initial Shareholders do not purchase any Public Shares in the Offering and excluding the securities underlying the OTM Warrants, the Private Units and the Units issued to underwriters).

The Initial Shareholders have agreed not to transfer, assign or sell any of the Founder Shares (except to certain permitted transferees) until, with respect to 50% of the Founder Shares, the earlier of (i) twelve months after the date of the consummation of a Business Combination, or (ii) the date on which the closing price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after a Business Combination, with respect to the remaining 50% of the Founder Shares, 12 months after the date of the consummation of a Business Combination, or earlier, in each case, if, subsequent to a Business Combination, the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s shareholders having the right to exchange their Public Sharpes for cash, securities or other property.

Promissory Notes

On January 11, 2021, the Company issued unsecured Promissory Notes to the Sponsor and FGSS, an affiliate of certain of the Company’s directors, pursuant to which the Company borrowed principal amounts of $225,000 and $25,000, respectively. As of March 31, 2021, there was a $250,000 aggregate balance outstanding under these Promissory Notes. The Promissory Notes are noninterest bearing and payable on the earlier of (i) the consummation of the Offering or (ii) the date on which the Company determines not to conduct the Offering.

Administrative Services Agreement

At the closing of the Offering, the Company entered into an administrative services agreement (the “Administrative Services Agreement”) with the Sponsor whereby the Sponsor will perform certain services for the Company for a monthly fee of $10,000.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, the Private Units and OTM Warrants (and their underlying securities) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the Offering. The Company will bear the expenses incurred in connection with the filing of any registration statements pursuant to such registration rights.

Underwriting Agreement

The underwriters were entitled to a fixed cash underwriting discount of $1,000,000 regardless of whether the underwriters’ over-allotment option was exercised or not. In addition, underwriters also received a number of Units equal to 0.5% of the Units sold in the Offering, with such Units restricted from sale until the closing of the Business Combination and with no redemption rights from the Trust Account. Additionally, the Company granted underwriters for a period beginning on the closing of the Offering and ending on the later of 18 months after the closing of the Offering and 12 months after the consummation of our Business Combination, a right of first refusal to act as (i) exclusive financial advisor in connection with all of the Company’s proposed business combinations for a fee of up to 3.5% of the proceeds of the Offering (subject to the Company’s right to allocate up to 50% of such fee to another financial institution or extinguish such amount in Company’s sole discretion), and (ii) sole investment banker, sole book-runner and/or sole placement agent, at underwriters’ sole discretion, for each and every future public and private equity and debt offering, including all equity linked financings, during such period for the Company or any successor to it or any of its subsidiaries, on terms agreed to by both the Company and underwriters in good faith.

NOTE 7. STOCKHOLDERS’ EQUITY

Common Stock – The Company was authorized to issue 10,000,000 shares of common stock, par value $0.0001 as of March 31, 2021. There were 2,875,000 shares of common stock issued and outstanding as of March 31, 2021. The Company amended and restated its charter prior to the Offering to create Class A and Class B common stock. The Founder Shares were exchanged into shares of Class B common stock prior to or at the completion of the Offering.

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. Each whole Public Warrant will entitle the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, and will become exercisable on the later of 30 days after the completion of the Business Combination and 12 months from the closing of the Offering. The Public Warrants will expire on the fifth anniversary of the completion of the Business Combination, or earlier upon redemption or liquidation. The Company may redeem the Public Warrants i) at a redemption price of $0.01 per warrant, ii) at any time after the Public Warrants become exercisable, iii) upon a minimum of 30 days’ prior written notice of redemption, iv) if, and only if, the last sales price of Company’s Class A common stock equals or exceeds $18.00 per share for any 20 trading days within a 30 trading day period commencing after the date the Public Warrants become exercisable and ending three business days before Company sends the notice of redemption, and v) if, and only if, there is a current registration statement in effect with respect to the shares of Class A common stock underlying such Public Warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

The OTM Warrants will entitle the holder to purchase one common share at an exercise price of $15.00 per each share, will be exercisable for a period of 10 years from the date of Business Combination, will be non-redeemable, and may be exercised on a cashless basis so long as they continue to be held by the Initial Shareholders or their permitted transferees. Additionally, OTM Warrants and the shares issuable upon the exercise of the OTM Warrants will not be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

The Private Unit Warrants will have terms similar to the Public Warrants underlying the Units being sold in the Offering, except that the Private Unit Warrants will be non-redeemable and may be exercised on a cashless basis so long as they continue to be held by the Initial Shareholders or their permitted transferees. Additionally, Private Unit Warrants and the shares issuable upon the exercise of the Private Unit Warrants will not be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

The exercise price and number of ordinary shares issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, except as described above, the warrants will not be adjusted for issuances of common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such warrants. Accordingly, the warrants may expire worthless.

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to May 13, 2021, the date that the financial statements were issued.

The registration statement for the Offering was declared effective on April 8, 2021. On April 12, 2021, the Company consummated the Offering of 11,500,000 Units, including 1,500,000 Units that were issued pursuant to the underwriters’ full exercise of their over-allotment option. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $115,000,000.

Simultaneously with the closing of the Offering, the Company consummated private placements (the “Private Placements”) of Private Units and OTM Warrants generating aggregate proceeds of $5,280,000.

Following the closing of the Offering on April 12, 2021, an amount of $116,150,000 ($10.10 per Unit) from the net proceeds of the sale of Units in the Offering and the sale of securities in the Private Placements were placed in the Trust Account.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Aldel Financial Inc. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Aldel Investors LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to our final prospectus filed in connection with our Offering (as defined below), under Cautionary Note Regarding Forward-Looking Statements and Risk Factors. The Company’s securities filings can be accessed on the EDGAR section of the U.S. Securities and Exchange Commission’s (“SEC”) website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

Aldel Financial Inc. (the “Company”) is a blank check company incorporated in Delaware on December 23, 2020. The Company was formed for the purpose of merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (“Business Combination”).

Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus its search for a target business that is exiting the restructuring process or that has transient current ownership. Aldel Financial Inc. will target companies with established operating models that have strong management teams, realigned capital structures, positive cash flows prospects, and a clear and well-defined pathway for growing profitably over the long-term. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2021, the Company had not yet commenced any operations. All activity through March 31, 2021 relates to the Company’s formation and the initial public offering (“Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate nonoperating income in the form of interest income from the proceeds derived from the Offering. The Company has selected December 31 as its fiscal year end.

Recent Developments

The registration statement for the Offering was declared effective on April 8, 2021. On April 12, 2021, the Company consummated the Offering of 11,500,000 Units, including 1,500,000 Units that were issued pursuant to the underwriters’ full exercise of their over-allotment option. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $115,000,000.

The Company’s commenced operations after obtaining adequate financial resources through i) the Offering of 11,500,000 units at $10.00 per unit (which includes 1,500,000 units in connection with the underwriter’s full exercise of the over-allotment option) (the “Units” and, with respect to the shares of Class A common stock included in the Units being offered, the “Public Shares”) , ii) the sale of 1,300,000 $15.00 exercise price warrants (the “OTM Warrants”) at a price of $0.10 per OTM Warrant, and iii) the sale of 515,000 at $10.00 per unit (the “Private Units”) in a private placement. The Company sold 650,000 of the OTM Warrants and 515,000 Private Units to the Company’s sponsor, Aldel Investors LLC (the “Sponsor”), and remaining 650,000 OTM Warrants to FG SPAC Partners LP (“FGSP”), an affiliate of certain of the Company’s directors, in a private placement that closed simultaneously with the Offering. Each Private Unit consists of one Class A common share and one-half of one non-redeemable warrant (“Private Unit Warrant”).

The Units were listed on the New York Stock Exchange (“NYSE”). The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering and sale of the OTM Warrants and Private Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. NYSE rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (net of amounts disbursed to management for working capital purposes). The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940 as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

Upon the closing of the Offering, $10.10 per Unit sold in the Offering was placed in a trust account (“Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

The Sponsor, FGSP, officers, directors and advisors (the “Initial Shareholders”) have agreed (a) to vote their Founder Shares (as defined below) as well as any common shares underlying the Private Units, and any Public Shares purchased during or after the Offering in favor of a Business Combination, (b) not to propose an amendment to the Company’s amended and restated certificate of incorporation with respect to the Company’s pre-Business Combination activities prior to the consummation of a Business Combination unless the Company provides dissenting public shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment; (c) not to redeem any shares (including the Founder Shares as well as any common shares underlying the Private Units) into the right to receive cash from the Trust Account in connection with a shareholder vote to approve a Business Combination (or to sell any shares in a tender offer in connection with a Business Combination if the Company does not seek shareholder approval in connection therewith) or a vote to amend the provisions of the amended and restated certificate of incorporation relating to shareholders’ rights of pre-Business Combination activity and (d) that the Founder Shares, the Private Units and OTM Warrants (including underlying securities) shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the Initial Shareholders will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the Offering if the Company fails to complete its Business Combination.

The Company will have until October 12, 2022 to consummate a Business Combination (as such period may be extended pursuant to the amended and restated certificate of incorporation, the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable and less interest to pay dissolution expenses up to $100,000), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. There will be no redemption rights or liquidation distribution with respect to the Company’s warrants, which will expire worthless if the Company fails to complete its initial Business Combination within the Combination period.

Results of Operations

Our entire activity since inception up to March 31, 2021 is related to our formation, the Offering, and we will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest. We will generate nonoperating income in the form of interest income from the proceeds derived from the Offering. Following the closing of our Offering on April 12, 2021, we expect to incur increased expenses as a result of becoming a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2021, the Company reported a net loss of $1,140, which consist solely of general and administrative expenses.

Liquidity and Capital Resources

As of March 31, 2021, the Company held a cash balance of $216,267. Prior to the Offering, our liquidity needs were satisfied through the $25,000 proceeds received from the Sponsor and FGSP for purchase of Founder Shares (as defined below), as well as $225,000 loan from Sponsor and $25,000 loan from FG SPAC Solutions LLC (“FGSS”) under promissory notes (“Promissory Notes”).

On April 12, 2021, we consummated our Offering of 11,500,000 Units, including 1,500,000 Units that were issued pursuant to the underwriters’ full exercise of their over-allotment option. From the proceeds of the Offering and private placement of OTM Warrants and Private Units, the Company retained approximately $1,400,000 for working capital needs after transfer of proceeds to the Trust Account and payment of expenses related to the Offering and directors and officers insurance.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). As of March 31, 2021, there were no Working Capital Loans under this arrangement.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Arrangement

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2021.

Contractual Obligations

Registration Rights

Pursuant to a registration rights agreement entered into on April 8, 2021, the holders of the Founder Shares (as defined below), the Private Units and OTM Warrants (and their underlying securities) are entitled to registration rights. The Company will bear the expenses incurred in connection with the filing of any registration statements pursuant to such registration rights.

Underwriting Agreement

Pursuant to the underwriting agreement, the underwriters received a cash underwriting discount of $1,000,000 following the consummation of the Offering. In addition, the underwriters also received 57,500 Units in the Offering, with such Units restricted from sale until the closing of the Business Combination and with no redemption rights from the Trust Account.

Additionally, the Company granted the underwriters for a period beginning on the closing of the Offering and ending on the later of October 12, 2022 and 12 months after the consummation of our Business Combination, a right of first refusal to act as (i) exclusive financial advisor in connection with all of the Company’s proposed business combinations for a fee of up to 3.5% of the proceeds of the Offering (subject to the Company’s right to allocate up to 50% of such fee to another financial institution or extinguish such amount in Company’s sole discretion), and (ii) sole investment banker, sole book-runner and/or sole placement agent, at underwriters’ sole discretion, for each and every future public and private equity and debt offering, including all equity linked financings, during such period for the Company or any successor to it or any of its subsidiaries, on terms agreed to by both the Company and underwriters in good faith.

Related Party Transactions

Founder Shares

On January 11, 2021, we issued an aggregate of 5,750,000 shares of common stock (the “Founder Shares”) to the Sponsor and FGSP for an aggregate purchase price of $25,000 in cash. Sponsor was issued 4,675,000 and FGSP, an affiliate of certain of our directors, was issued 1,075,000 shares of common stock. On January 15, 2021, the Sponsor transferred an aggregate of 175,000 Founder Shares to members of our management and board of directors as well as senior advisors, resulting in the Sponsor holding 4,500,000 Founder Shares. On March 25, 2021, the Sponsor and FGSP forfeited to us for no consideration, 2,300,000 and 575,000 Founder Shares, respectively, resulting in a decrease in the aggregate number of Founder Shares outstanding from 5,750,000 Founder Shares to 2,875,000, and resulting in Sponsor and FGSP holding 2,200,000 and 500,000 Founder Shares, respectively. The Founder Shares include an aggregate of up to 375,000 shares subject to forfeiture by the Sponsor and FGSP to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the Initial Shareholders will collectively own 20% of our issued and outstanding shares after the Offering (assuming the Initial Shareholders do not purchase any Public Shares in the Offering and excluding the securities underlying the OTM Warrants, the Private Units and the Units issued to underwriters).

The Initial Shareholders have agreed not to transfer, assign or sell any of the Founder Shares (except to certain permitted transferees) until, with respect to 50% of the Founder Shares, the earlier of (i) twelve months after the date of the consummation of a Business Combination, or (ii) the date on which the closing price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after a Business Combination, with respect to the remaining 50% of the Founder Shares, 12 months after the date of the consummation of a Business Combination, or earlier, in each case, if, subsequent to a Business Combination, we consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our shareholders having the right to exchange their Public Shares for cash, securities or other property.

Promissory Notes

On January 11, 2021, the Company issued unsecured Promissory Notes to the Sponsor and FGSS, an affiliate of certain of the Company’s directors, pursuant to which the Company borrowed principal amounts of $225,000 and $25,000, respectively. As of March 31, 2021, there was a $250,000 aggregate balance outstanding under these Promissory Notes. The Promissory Notes are noninterest bearing and payable on the earlier of (i) the consummation of the Offering or (ii) the date on which the Company determines not to conduct the Offering.

Administrative Services Agreement

We entered into an administrative services agreement (the “Administrative Services Agreement”) with the Sponsor on April 8, 2021 whereby the Sponsor will perform certain services for the Company for a monthly fee of $10,000.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We had identified the following as its critical accounting policies:

Basis of presentation

The accompanying financial statements are presented in U.S. Dollars and conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging growth company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021.

Deferred offering costs

Deferred offering costs consist of underwriting, legal and accounting expenses incurred through the balance sheet date that are directly related to the Offering and that will be charged to shareholders equity upon the completion of the Offering.

Income taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of March 31, 2021 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

There was no provision for income taxes for the three months ended March 31, 2021.

Net loss per share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. As of March 31, 2021 weighted average shares were reduced for the effect of an aggregate of 2,875,000 shares that were forfeited by Initial Stockholders. At March 31, 2021 the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

Recently issued accounting standard

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 4.     CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

None.

ITEM 1A.     RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 11, 2021, we issued an aggregate of 5,750,000 shares of Founder Shares to the Sponsor and FGSP for an aggregate purchase price of $25,000 in cash. Sponsor was issued 4,675,000 and FGSP, an affiliate of certain of our directors, was issued 1,075,000 Founder Shares. On January 15, 2021, the Sponsor transferred an aggregate of 175,000 Founder Shares to members of our management and board of directors as well as senior advisors, resulting in the Sponsor holding 4,500,000 Founder Shares. On March 25, 2021, the Sponsor and FGSP forfeited to us for no consideration, 2,300,000 and 575,000 Founder Shares, respectively, resulting in a decrease in the aggregate number of Founder Shares outstanding from 5,750,000 Founder Shares to 2,875,000, and resulting in Sponsor and FGSP holding 2,200,000 and 500,000 Founder Shares, respectively.

The registration statement for the Company’s Offering was declared effective on April 8, 2021. On April 12, 2021, the Company consummated its Offering of 11,500,000 Units, including 1,500,000 Units that were issued pursuant to the underwriters’ full exercise of their over-allotment option. Each Unit consists of one share of Class A common stock of the Company and one-half of one redeemable warrant (“Public Warrant”), each whole Public Warrant entitling the holder thereof to purchase one share of common stock for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $115,000,000. The Public Warrants will become exercisable on the later of 30 days after the completion of Business Combination and 12 months from the closing of the Offering, and will expire five years after the completion of Business Combination or earlier upon Company’s liquidation.

Simultaneously with the closing of the Offering, the Company consummated private placements (the “Private Placements”) in which (i) the Sponsor purchased 515,000 Private Units at a price of $10.00 per Private Unit, generating total proceeds of $5,150,000, and (ii) the Sponsor and FGSP purchased an aggregate of 1,300,000 OTM Warrants at a price of $0.10 per warrant, each exercisable to purchase one share of Class A common stock at $15.00 per share, for an aggregate purchase price of $130,000.

Each Private Unit consists of one common stock and one-half of one non-redeemable warrant (“Private Unit Warrant”). Each whole Private Unit Warrant will entitle the holder to purchase one share of common stock at an exercise price of $11.50 per share. The Private Unit Warrants have terms similar to the Public Warrants, except that the Private Unit Warrants will be non-redeemable and may be exercised on a cashless basis so long as they continue to be held by the initial shareholders or their permitted transferees. Additionally, Private Unit Warrants and the shares issuable upon the exercise of the Private Unit Warrants will not be transferable, assignable or salable until after the completion of a Business Combination.

The OTM Warrants will entitle the holder to purchase one share of common stock at an exercise price of $15.00 per each share, will be exercisable for a period of 10 years from the date of Business Combination, will be non-redeemable, and may be exercised on a cashless basis so long as they continue to be held by the initial shareholders or their permitted transferees. Additionally, OTM Warrants and the shares issuable upon the exercise of the OTM Warrants will not be transferable, assignable or salable until after the completion of a Business Combination.

Following the closing of the Offering on April 12, 2021, an amount of $116,150,000 ($10.10 per Unit) from the net proceeds of the sale of Units in the Offering and the sale of securities in the Private Placements were placed in the Trust Account.

We paid a total of $1,000,000 in underwriting fee and $548,743 for other costs and expenses related to the Offering.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.     MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.     OTHER INFORMATION.

None.

ITEM 6.     EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
3.1

Amended and Restated Certificate of Incorporation of Aldel Financial Inc. (incorporated by reference to Exhibit 3.1 of Aldel Financial Inc.’s Current Report on Form 8-K filed with the SEC on April 13, 2021).

3.2	Bylaws of Aldel Financial Inc. (incorporated by reference to Exhibit 3.3 of Aldel Financial Inc.’s Registration Statement on Form S-1 filed with the SEC on February 16, 2021).
4.1

Warrant Agreement, dated April 8, 2021, by and between Aldel Financial Inc. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 of Aldel Financial Inc.’s Current Report on Form 8-K filed with the SEC on April 13, 2021).

4.2	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 of Aldel Financial Inc.’s Registration Statement on Form S-1 filed with the SEC on February 16, 2021).
4.3	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 of Aldel Financial Inc.’s Registration Statement on Form S-1 filed with the SEC on February 16, 2021).
4.4	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 of Aldel Financial Inc.’s Registration Statement on Form S-1 filed with the SEC on February 16, 2021).
10.1

Securities Subscription Agreement between Aldel Financial Inc. and Aldel Investors LLC (incorporated by reference to Exhibit 10.10 of Aldel Financial Inc.’s Form S-1 filed with the SEC on February 16, 2021).

10.2

Securities Subscription Agreement between Aldel Financial Inc. and FG SPAC Partners LP (incorporated by reference to Exhibit 10.11 of Aldel Financial Inc.’s Form S-1 filed with the SEC on February 16, 2021).

10.3

Letter Agreement, dated April 8, 2021, by and among Aldel Financial Inc., its executive officers, its directors, FG SPAC Partners LP and Aldel Investors LLC (incorporated by reference to Exhibit 10.1 of Aldel Financial Inc.’s Current Report on Form 8-K filed with the SEC on April 13, 2021).

10.4

Investment Management Trust Agreement, dated April 8, 2021, by and between Aldel Financial Inc. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.2 of Aldel Financial Inc.’s Current Report on Form 8-K filed with the SEC on April 13, 2021).

10.5

Registration Rights Agreement, dated April 8, 2021, by and among Aldel Financial Inc., Aldel Investors LLC and the other holders party thereto (incorporated by reference to Exhibit 10.3 of Aldel Financial Inc.’s Current Report on Form 8-K filed with the SEC on April 13, 2021).

10.6

Private Placement Units Purchase Agreement, dated April 8, 2021, by and among Aldel Financial Inc. and Aldel Investors LLC (incorporated by reference to Exhibit 10.6 of Aldel Financial Inc.’s Current Report on Form 8-K filed with the SEC on April 13, 2021).

10.7

OTM Warrants Purchase Agreement, dated April 8, 2021, by and among Aldel Financial Inc., Aldel Investors LLC and FG SPAC Partners LP (incorporated by reference to Exhibit 10.7 of Aldel Financial Inc.’s Current Report on Form 8-K filed with the SEC on April 13, 2021).

10.8

Private Placement Units Purchase Agreement, dated April 8, 2021, by and among Aldel Financial Inc. and Aldel Investors LLC (incorporated by reference to Exhibit 10.8 of Aldel Financial Inc.’s Current Report on Form 8-K filed with the SEC on April 13, 2021).

10.9

Forward Purchase Agreement, dated April 8, 2021, by and among Aldel Financial Inc. and Aldel Capital LLC (incorporated by reference to Exhibit 10.9 of Aldel Financial Inc.’s Current Report on Form 8-K filed with the SEC on April 13, 2021).

10.10

Administrative Services Agreement, dated April 8, 2021, by and between Aldel Financial Inc. and Aldel Investors LLC (incorporated by reference to Exhibit 10.4 of Aldel Financial Inc.’s Current Report on Form 8-K filed with the SEC on April 13, 2021).

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 13, 2021	ALDEL FINANCIAL INC.

	By:	/s/ Hassan R. Baqar
Name: Hassan R. Baqar
Title: Chief Financial Officer (Principal Financial Officer and Accounting Officer)