Form 10-Q
period 2021-06-30
Aldel Financial Inc.
filed 2021-08-10
CIK 1840776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ⌧

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
⌧ Non-accelerated filer	⌧ Smaller reporting company
⌧ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ⌧  No ☐

As of August 10, 2021, there were 12,072,500 shares of Class A common stock, par value $0.0001, and 2,875,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

ALDEL FINANCIAL INC.

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

Aldel Financial Inc.

Balance Sheet

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$1,447,388	$—
Prepaid expenses	$988,186	$—
Deferred offering costs	—	55,000
Total current assets	$2,435,574	$55,000

Marketable securities held in Trust Account	116,156,117	—
TOTAL ASSETS	$118,591,691	$55,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued offering costs	$—	$55,000
Accounts payable	110,437	1,470
Total current liabilities	$110,437	$56,470

Warrant liabilities	7,249,494	—
TOTAL LIABILITIES	7,359,931	56,470

COMMITMENTS AND CONTINGENCIES

Class A common stock, $0.0001 par value, subject to possible redemption, 10,518,004 and 0 shares at redemption value, respectively	$106,231,750	$—

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	$—	$—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 1,554,496 and 0 shares issued and outstanding, respectively (excluding 10,518,004 and 0 shares subject to possible redemption, at June 30, 2021 and December 31, 2020, respectively)	156	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 2,875,000 shares issued and outstanding	287	—
Additional paid-in capital	6,606,539	—
Accumulated deficit	(1,606,972)	(1,470)
Total Stockholders’ Equity	$5,000,010	$(1,470)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$118,591,691	$55,000

The accompanying notes are an integral part of the financial statements.

Aldel Financial Inc.

Statement of Operations

(Unaudited)

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2021	2021
Operating expenses:
General and administrative expenses	$278,610	$279,750
Loss from operations	$(278,610)	$(279,750)

Other income (expenses):
Change in fair value of warrant liabilities	$(1,331,869)	$(1,331,869)
Investment income on Trust Account	6,117	6,117
Total other income (expense)	$(1,325,752)	$(1,325,752)

Net loss	$(1,604,362)	$(1,605,502)

Weighted average common shares outstanding
Basic and diluted (1)	4,241,590	4,562,761

Basic and diluted net loss per share	$(0.38)	$(0.35)
(1)	Excludes an aggregate of up to 10,518,004 shares subject to possible redemption at June 30,2021.

The accompanying notes are an integral part of the financial statements.

Aldel Financial Inc.

Statement of Changes in Stockholders’ Equity

For the six months ended June 30, 2021

(Unaudited)

	Common	Common	Additional		Total
	Stock	Stock	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	—	$—	$—	$(1,470)	$(1,470)
Issuance of 5,750,000 common shares to initial stockholders	5,750,000	575	24,425	—	25,000
Forfeiture of 2,875,000 common shares by initial stockholders	(2,875,000)	(288)	288	—	—
Net loss		—	—	(1,140)	(1,140)
Balance at March 31, 2021	2,875,000	287	24,713	(2,610)	22,390
Sale of 11,500,000 units at $10 per unit in IPO,including over-allotment, net of underwriters' discount and offering expenses	11,500,000	1,150	113,450,107	—	113,451,257
Sale of 515,000 units at $10 per unit in private placement, including over-allotment	515,000	52	5,149,948	—	5,150,000
Sale of 1,300,000 $15 strike warrants $0.10 per warrant in private placement	—	—	130,000	—	130,000
Issuance of 57,500 underwriter units, including over-allotment	57,500	6	94	—	100
Classification of warrants as liabilities at issuance	—	—	(5,917,625)	—	(5,917,625)
Net loss	—	—	—	(1,604,362)	(1,604,362)
Change in common shares subject to possible redemption	(10,518,004)	(1,052)	(106,230,698)	—	(106,231,750)
Balance at June 30, 2021	4,429,496	443	6,606,539	(1,606,972)	5,000,010

The accompanying notes are an integral part of the financial statements.

Aldel Financial Inc.

Statement of Cash Flows

For the six months ended June 30, 2021

(Unaudited)

Cash flows from operating activities
Net loss	$(1,605,502)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	1,331,869
Changes in operating assets and liabilities:
Accrued offering cost	(55,000)
Accounts payable	108,967
Deferred offering costs	55,000
Prepaid expense	(988,186)
Net cash used in operating activities	$(1,152,852)

Cash flows from investing activities
Investment in marketable securities	(116,156,117)
Net cash used in investing activities	$(116,156,117)

Cash flows from financing activities
Proceeds from promissory notes	250,000
Repayment of promissory notes	(250,000)
Proceeds from sale of shares of common stock to initial stockholders	25,000
Proceeds from sale of units in IPO, including over-allotment, net of offering costs	113,451,257
Proceeds from sale of private units in private placement	5,150,000
Proceeds from sale of $15 strike warrants in private placements	130,000
Proceeds from sale of underwriter units in private placement	100
Net cash provided by financing activities	$118,756,357

Net increase in cash	$1,447,388
Cash at beginning of period	—
Cash at end of period	$1,447,388

The accompanying notes are an integral part of the financial statements.

ALDEL FINANCIAL INC.

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2021 (UNAUDITED)

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

As of June 30, 2021, the Company had not yet commenced any operations. All activity through June 30, 2021 relates to the Company’s formation and the initial public offering (“IPO”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate nonoperating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s IPO was declared effective on April 8, 2021. On April 12, 2021, the Company consummated its IPO of 11,500,000 units (the “Units”), including 1,500,000 Units that were issued pursuant to the underwriters’ full exercise of their over-allotment option. Each Unit consists of one share of Class A common stock of the Company, par value $0.0001 per share (the “Public Share”) and one-half of one redeemable warrant (“Public Warrant”), each whole Public Warrant entitling the holder thereof to purchase one share of common stock for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $115,000,000. The Public Warrants will become exercisable on the later of 30 days after the completion of Business Combination and 12 months from the closing of the IPO, and will expire five years after the completion of Business Combination or earlier upon Company’s liquidation.

Simultaneously with the closing of the IPO, the Company consummated private placements (the “Private Placements”) in which (i) Aldel Investors LLC (the “Sponsor”) purchased 515,000 private units (the “Private Units”) at a price of $10.00 per Private Unit, generating total proceeds of $5,150,000, and (ii) the Sponsor and FG SPAC Partners LP (“FGSP”) purchased an aggregate of 1,300,000 warrants (“OTM Warrants” and, together with the Private Units, the “Private Placement Securities”) at a price of $0.10 per warrant, each exercisable to purchase one share of Class A common stock at $15.00 per share, for an aggregate purchase price of  $130,000.

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

The Company’s Units are listed on the New York Stock Exchange (“NYSE”). The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and sale of the Private Placement Securities, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. NYSE rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below). The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940 as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

Following the closing of the IPO on April 12, 2021, an amount of $116,150,000 ($10.10 per Unit) from the net proceeds of the sale of Units in the IPO and the sale of Private Placement Securities were placed in a trust account (“Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

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

The Sponsor, FGSP, officers, directors and advisors (the “Initial Shareholders”) have agreed (a) to vote their Founder Shares (as defined in Note 5) as well as any common shares underlying the Private Units, and any Public Shares purchased during or after the IPO in favor of a Business Combination, (b) not to propose an amendment to the Company’s amended and restated certificate of incorporation with respect to the Company’s pre-Business Combination activities prior to the consummation of a Business Combination unless the Company provides dissenting public shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment; (c) not to redeem any shares (including the Founder Shares as well as any common shares underlying the Private Units) into the right to receive cash from the Trust Account in connection with a shareholder vote to approve a Business Combination (or to sell any shares in a tender offer in connection with a Business Combination if the Company does not seek shareholder approval in connection therewith) or a vote to amend the provisions of the amended and restated certificate of incorporation relating to shareholders’ rights of pre-Business Combination activity and (d) that the Founder Shares, the Private Units and OTM Warrants (including underlying securities) shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the Initial Shareholders will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the IPO if the Company fails to complete its Business Combination.

The Company will have until 18 months from the closing of the IPO to consummate a Business Combination (as such period may be extended pursuant to the amended and restated certificate of incorporation, the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable and less interest to pay dissolution expenses up to $100,000), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. There will be no redemption rights or liquidation distribution with respect to the Company’s warrants, which will expire worthless if the Company fails to complete its initial Business Combination within the Combination period.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021.

Marketable securities held in Trust Account

At June 30, 2021, substantially all of the assets held in the Trust Account were invested in short term U.S Treasury obligations, which is carried at amortized cost and approximate fair value. During the three months ended June 30, 2021, the Company did not withdraw any interest income from the Trust Account to pay for its franchise and income taxes.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021, common stock subject to possible redemption is presented as temporary equity at redemption value, outside of the stockholders’ equity section of the Company’s balance sheet.

Deferred offering costs

Deferred offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the IPO and that are charged to shareholders equity upon the completion of the IPO. Offering costs amounting to $1,548,743 (including $1,000,000 of underwriting fees) were charged to shareholders’ equity upon the completion of the IPO. In addition, underwriters received 57,500 Units (“Underwriter Units”), with such Units restricted from sale until the closing of the Business Combination and with no redemption rights from the Trust Account. Each Underwriter Unit consists of one share of Class A common stock of the Company, par value $0.0001 per share and one-half of one redeemable warrant (“Underwriter Warrant”), each whole Underwriter Warrant entitling the holder thereof to purchase one share of common stock for $11.50 per share.

Warrant Liabilities

The Company accounts for the 5,750,000 Public Warrants, 257,500 Private Unit Warrants, 1,300,000 OTM Warrants and 28,750 Underwriter Warrants issued in connection with the IPO and the Private Placements in accordance with the guidance contained in ASC 815-40 “Contracts in Entity’s Own Equity”. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a non-cash liability. Accordingly, the Company classifies each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Company utilizes a Monte-Carlo simulation model to value the warrants at each reporting period. The Company recorded $7,249,494 of warrant liabilities as of June 30, 2021.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of June 30, 2021 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

There was no provision for income taxes for the six months ended June 30, 2021.

Net loss per share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. In the periods when net losses are incurred, no impact of dilutive securities is included in the calculation of diluted weighted average number of common shares outstanding.

Reconciliation of Net Loss per Common Share

The weighted average shares outstanding are adjusted for the common shares subject to possible redemption. Basic and diluted loss per common share is calculated as follows:

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2021	2021
Net loss	$(1,604,362)	$(1,605,502)

Weighted average shares outstanding, basic and diluted	4,241,590	4,562,761
Basic and diluted net loss per common share	$(0.38)	$(0.35)

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, other than the warrant liabilities described above, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature. The Company reported warrants issued at the consummation of its IPO as financial instruments recorded as liabilities at their respective fair values.

Recently issued accounting standard

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

On April 12, 2021, the Company consummated its IPO of 11,500,000 Units, including 1,500,000 Units that were issued pursuant to the underwriters’ full exercise of their over-allotment option. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $115,000,000.

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the IPO, the Company consummated the Private Placements in which (i) the Sponsor purchased 515,000 Private Units at a price of $10.00 per Private Unit, generating total proceeds of $5,150,000, and (ii) the Sponsor and FGSP purchased an aggregate of 1,300,000 OTM Warrants at a price of $0.10 per warrant, each exercisable to purchase one share of Class A common stock at $15.00 per share, for an aggregate purchase price of $130,000.

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

The Initial Shareholders have agreed not to transfer, assign or sell any of the Founder Shares (except to certain permitted transferees) until, with respect to 50% of the Founder Shares, the earlier of (i) twelve months after the date of the consummation of a Business Combination, or (ii) the date on which the closing price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after a Business Combination, with respect to the remaining 50% of the Founder Shares, 12 months after the date of the consummation of a Business Combination, or earlier, in each case, if, subsequent to a Business Combination, the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s shareholders having the right to exchange their Public Shares for cash, securities or other property.

Administrative Services Agreement

The Company entered into an administrative services agreement (the “Administrative Services Agreement”) with the Sponsor on April 8, 2021 whereby the Sponsor will perform certain services for the Company for a monthly fee of $10,000.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

Pursuant to a registration rights agreement entered into on April 8, 2021, the holders of the Founder Shares and the Private Placement Securities (and their underlying securities) are entitled to registration rights. The Company will bear the expenses incurred in connection with the filing of any registration statements pursuant to such registration rights.

The holders of the Founder Shares, the Private Units and OTM Warrants (and their underlying securities) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the Offering. The Company will bear the expenses incurred in connection with the filing of any registration statements pursuant to such registration rights.

Underwriting Agreement

The Company granted underwriters of the IPO for a period beginning on the closing of the IPO and ending on the later of 24 months after the closing of the IPO and 12 months after the consummation of our Business Combination, a right of first refusal to act as (i) exclusive financial advisor in connection with all of the Company’s proposed business combinations for a fee of up to 3.5% of the proceeds of the IPO (subject to the Company’s right to allocate up to 50% of such fee to another financial institution), and (ii) sole investment banker, sole book-runner and/or sole placement agent, at underwriters’ sole discretion, for each and every future public and private equity and debt offering, including all equity linked financings, during such period for the Company or any successor to it or any of its subsidiaries, on terms agreed to by both the Company and underwriters in good faith.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock – The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock – The Company is authorized to issue 380,000,000 shares of Class A common stock, par value $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of June 30, 2021, there were 1,554,496 shares of Class A common stock issued and outstanding, excluding 10,518,004 shares subject to possible redemption.

Class B Common Stock – The Company is authorized to issue 20,000,000 shares of Class B common stock, par value $0.0001 per share. On January 11, 2021, the Company issued an aggregate of 5,750,000 shares of Class B common stock as Founder Shares to the Sponsor and FGSP for an aggregate purchase price of $25,000 in cash. Sponsor was issued 4,675,000 and FGSP, an affiliate of certain of the Company’s directors, was issued 1,075,000 Founder Shares. On January 15, 2021, the Sponsor transferred an aggregate of 175,000 Founder Shares to members of the Company’s management and board of directors as well as senior advisors, resulting in the Sponsor holding 4,500,000 Founder Shares. On March 25, 2021, the Sponsor and FGSP forfeited to the Company for no consideration, 2,300,000 and 575,000 Founder Shares, respectively, resulting in a decrease in the aggregate number of Founder Shares outstanding from 5,750,000 Founder Shares to 2,875,000, and resulting in Sponsor and FGSP holding 2,200,000 and 500,000 Founder Shares, respectively.

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of the Business Combination, or earlier at the option of the holders, on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as described herein. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the IPO and related to the closing of the Business Combination, including pursuant to a specified future issuance, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the then-outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance, including a specified future issuance) such that: i) the numerator shall be equal to the sum of (A) 25% of all shares of Class A common stock issued or issuable (upon the conversion or exercise of any equity-linked securities or otherwise) by the Company, related to or in connection with the consummation of the Business Combination (excluding any securities issued or issuable to any seller in the Business Combination) plus (B) the number of shares of Class B common stock issued and outstanding prior to the closing of the Business Combination; and ii) the denominator shall be the number of shares of Class B common stock issued and outstanding prior to the closing of the Business Combination.

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. Each whole Public Warrant will entitle the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, and will become exercisable on the later of 30 days after the completion of the Business Combination and 12 months from the closing of the IPO. The Public Warrants will expire on the fifth anniversary of the completion of the Business Combination, or earlier upon redemption or liquidation. The Company may redeem the Public Warrants i) at a redemption price of $0.01 per warrant, ii) at any time after the Public Warrants become exercisable, iii) upon a minimum of 30 days’ prior written notice of redemption, iv) if, and only if, the last sales price of Company’s Class A common stock equals or exceeds $18.00 per share for any 20 trading days within a 30 trading day period commencing after the date the Public Warrants become exercisable and ending three business days before Company sends the notice of redemption, and v) if, and only if, there is a current registration statement in effect with respect to the shares of Class A common stock underlying such Public Warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

The OTM Warrants entitle the holder to purchase one common share at an exercise price of $15.00 per each share, will be exercisable for a period of 10 years from the date of Business Combination, will be non-redeemable, and may be exercised on a cashless basis so long as they continue to be held by the Initial Shareholders or their permitted transferees. Additionally, the OTM Warrants and the shares issuable upon the exercise of the OTM Warrants will not be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

The Private Unit Warrants have terms similar to the Public Warrants underlying the Units sold in the IPO, except that the Private Unit Warrants will be non-redeemable and may be exercised on a cashless basis so long as they continue to be held by the Initial Shareholders or their permitted transferees. Additionally, Private Unit Warrants and the shares issuable upon the exercise of the Private Unit Warrants will not be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

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

NOTE 8. FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities.

Level 1: Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2: Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3: Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The fair value of Public Warrants is determined using the level 1 input. The estimated fair value of the Private Unit Warrants, OTM Warrants and Underwriter Warrants are determined using level 3 inputs in a Monte-Carlo simulation model. Inherent in a Monte-Carlo simulation model are assumptions related to expected stock-price volatility (pre-merger and post-merger), expected term, dividend yield and risk-free interest rate. The Company estimates the volatility of its common stock based on factors including but not limited to the historical performance of the Russell 2000 and managements understanding of the volatility associated with instruments of other similar entities. The risk-free interest rate is based on the U.S. Treasury Constant Maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at June 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	Fair Value
Liabilities:
Public Warrants	1	$5,616,025
Private Unit Warrants	3	$223,950
OTM Warrants	3	$1,384,515
Underwriter Warrants	3	$25,004
Total warrant liabilities		$7,249,494

Following are the significant inputs in the valuation model as of June 30, 2021:

	Private Unit		Underwriter
Inputs	Warrant	OTM Warrant	Warrant
Exercise price	$11.50	$15.00	$11.50
Common stock price	$9.85	$9.85	$9.85
Volatility	5% pre-merger / 25% post-merger	5% pre-merger / 25% post-merger	5% pre-merger / 25% post-merger
Probability of completing a Business Combination	60%	60%	60%
Expected term of the warrants	6.29	11.29	6.29
Risk-free rate	0.12% pre-merger / 0.87% post-merger	0.12% pre-merger / 1.45% post-merger	0.12% pre-merger / 0.87% post-merger
Dividend yield	0	0	0
Discount for lack of marketability	15%	15%	15%

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at April 12, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	Fair Value
Liabilities:
Public Warrants	3	$4,657,500
Private Unit Warrants	3	$198,275
OTM Warrants	3	$1,040,000
Underwriter Warrants	3	$21,850
Total warrant liabilities		$5,917,625

Following are the significant inputs in the valuation model as of April 12, 2021:

		Private Unit		Underwriter
Inputs	Public Warrant	Warrant	OTM Warrant	Warrant
Exercise price	$11.50	$11.50	$15.00	$11.50
Unit price	$10.00	$10.00	$10.00	$10.00
Volatility	5% pre-merger / 20% post-merger	5% pre-merger / 20% post-merger	5% pre-merger / 20% post-merger	5% pre-merger / 20% post-merger
Probability of completing a Business Combination	50%	50%	50%	50%
Expected term of the warrants	6.5	6.5	11.5	6.5
Risk-free rate	0.12% pre-merger / 1.24% post-merger	0.12% pre-merger / 1.24% post-merger	0.12% pre-merger / 1.69% post-merger	0.12% pre-merger / 1.24% post-merger
Dividend yield	0	0	0	0
Discount for lack of marketability	None	15%	15%	15%

The change in fair value of the warrant liabilities is summarized as follows:

Warrant liabilities as of December 31, 2020	$—
Warrant liability recorded at fair value at issuance of warrants at close of IPO, private placement, and Underwriters’ over-allotment option as of April 12, 2021	5,917,625
Change in fair value of warrant liabilities	1,331,869
Total warrant liabilities as of June 30,2021(1)	$7,249,494

(1) Due to the use of quoted prices in an active market for Public Warrants as of June 30, 2021, the Company had transfers out of Level 3 to Level 1 amounting to $5,616,025 as of June 30, 2021. The Company deems the transfer between levels to have occurred at the end of the period.

NOTE 9. SUBSEQUENT EVENTS

None.

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

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to our final prospectus filed in connection with our IPO (as defined below), under Cautionary Note Regarding Forward-Looking Statements and Risk Factors. The Company’s securities filings can be accessed on the EDGAR section of the U.S. Securities and Exchange Commission’s (“SEC”) website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

As of June 30, 2021, the Company had not yet commenced any operations. All activity through June 30, 2021 relates to the Company’s formation and the initial public offering (“IPO”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate nonoperating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

Recent Developments

The registration statement for the Company’s Initial Public Offering was declared effective on April 8, 2021. On April 12, 2021, the Company consummated its IPO of 11,500,000 units (the “Units”), including 1,500,000 Units that were issued pursuant to the underwriters’ full exercise of their over-allotment option. Each Unit consists of one share of Class A common stock of the Company, par value $0.0001 per share (the “Public Share”) and one-half of one redeemable warrant (“Public Warrant”), each whole Public Warrant entitling the holder thereof to purchase one share of common stock for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $115,000,000. The Public Warrants will become exercisable on the later of 30 days after the completion of Business Combination and 12 months from the closing of the IPO, and will expire five years after the completion of Business Combination or earlier upon Company’s liquidation.

Simultaneously with the closing of the IPO, the Company consummated private placements (the “Private Placements”) in which (i) Aldel Investors LLC (the “Sponsor”) purchased 515,000 private units (the “Private Units”) at a price of $10.00 per Private Unit, generating total proceeds of $5,150,000, and (ii) the Sponsor and FG SPAC Partners LP (“FGSP”) purchased an aggregate of 1,300,000 warrants (“OTM Warrants” and, together with the Private Units, the “Private Placement Securities”) at a price of $0.10 per warrant, each exercisable to purchase one share of Class A common stock at $15.00 per share, for an aggregate purchase price of $130,000.

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

The Company’s Units are listed on the New York Stock Exchange (“NYSE”). The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and sale of the Private Placement Securities, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. NYSE rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below). The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940 as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

Following the closing of the IPO on April 12, 2021, an amount of $116,150,000 ($10.10 per Unit) from the net proceeds of the sale of Units in the IPO and the sale of Private Placement Securities were placed in a trust account (“Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

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

The Company will have until 18 months from the closing of the IPO to consummate a Business Combination (as such period may be extended pursuant to the amended and restated certificate of incorporation, the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable and less interest to pay dissolution expenses up to $100,000), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. There will be no redemption rights or liquidation distribution with respect to the Company’s warrants, which will expire worthless if the Company fails to complete its initial Business Combination within the Combination period.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2021 were organizational activities, including those necessary to prepare for the IPO and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination. Additionally, we recognize non-cash gains and losses within other income (expense) related to change in the recurring fair value measurement of our warrant liabilities at each reporting period.

For the three months ended June 30, 2021, the Company reported a net loss of $1,604,362, which consists of i) $1,331,869 related to change in fair value of warrant liabilities primarily related to the Public Warrants and ii) $ 278,610 general and administrative expenses, offset by $6,117 investment income earned in Trust Account.

For the six months ended June 30, 2021, we incurred a net loss of $1,605,502, which consists of i) $1,331,869 related to change in fair value of warrant liabilities primarily related to the Public Warrants and ii) $ 279,750 general and administrative expenses, offset by $6,117 investment income earned in Trust Account.

Liquidity and Capital Resources

On April 12, 2021, we consummated our IPO of 11,500,000 Units, including 1,500,000 Units that were issued pursuant to the underwriters’ full exercise of their over-allotment option, generating gross proceeds of $115,000,000.

Simultaneously with the closing of the IPO, on April 12, 2021, we completed the private sale of i) 515,000 Private Units generating total proceeds of $5,150,000, and ii) private sale of 1,300,000 OTM Warrants generating total proceeds of $130,000. From the proceeds of the IPO and private placement of OTM Warrants and Private Units, the Company retained approximately $1,400,000 for working capital needs after transfer of proceeds to the Trust Account and payment of expenses related to the IPO and directors and officers insurance. As of June 30, 2021, the Company held a cash balance of $1,447,388 outside of the Trust Account.

For the three months ended June 30, 2021, cash used in operating activities was $1,029,119, consisting primarily of net loss of $1,604,362, reduced by change in fair value of warrant liabilities of $1,331,869, and change in operating assets and liabilities which include increase in prepaid expenses by $988,186, increase in accounts payable by $108,967 and decrease in deferred offering cost by 122,593.

For the six months ended June 30, 2021, cash used in operating activities was $1,152,852, consisting primarily of net loss of $1,605,502, reduced by change in fair value of warrant liabilities of $1,331,869, and change in operating assets and liabilities which include increase in prepaid expenses by $988,186 and increase in accounts payable by $108,967.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). As of June 30, 2021, there were no Working Capital Loans under this arrangement.

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

Off-Balance Sheet Arrangement

We have no obligations, assets, or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021.

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

Underwriting Agreement

The Company granted underwriters of the IPO for a period beginning on the closing of the IPO and ending on the later of 24 months after the closing of the IPO and 12 months after the consummation of our Business Combination, a right of first refusal to act as (i) exclusive financial advisor in connection with all of the Company’s proposed business combinations for a fee of up to 3.5% of the proceeds of the IPO (subject to the Company’s right to allocate up to 50% of such fee to another financial institution), and (ii) sole investment banker, sole book-runner and/or sole placement agent, at underwriters’ sole discretion, for each and every future public and private equity and debt offering, including all equity linked financings, during such period for the Company or any successor to it or any of its subsidiaries, on terms agreed to by both the Company and underwriters in good faith.

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

The Initial Shareholders have agreed not to transfer, assign or sell any of the Founder Shares (except to certain permitted transferees) until, with respect to 50% of the Founder Shares, the earlier of (i) twelve months after the date of the consummation of a Business Combination, or (ii) the date on which the closing price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after a Business Combination, with respect to the remaining 50% of the Founder Shares, 12 months after the date of the consummation of a Business Combination, or earlier, in each case, if, subsequent to a Business Combination, the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s shareholders having the right to exchange their Public Shares for cash, securities or other property.

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

Marketable Securities Held in Trust Account

At June 30, 2021, substantially all of the assets held in the Trust Account were invested in short term U.S Treasury obligation, which is carried at amortized cost and approximate fair value. During the three months ended June 30, 2021, the Company did not withdraw any interest income from the Trust Account to pay for its franchise and income taxes.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021, common stock subject to possible redemption is presented as temporary equity at redemption value, outside of the stockholders’ equity section of the Company’s balance sheet.

Warrant Liabilities

The Company accounts for the 5,750,000 Public Warrants, 257,500 Private Unit Warrants, 1,300,000 OTM Warrants and 28,750 Underwriter Warrants (described below) issued in connection with the IPO and the Private Placements in accordance with the guidance contained in ASC 815-40 “Contracts in Entity’s Own Equity”. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a non-cash liability. Accordingly, the Company classifies each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Company utilizes a Monte-Carlo simulation model to value the warrants at each reporting period. The Company recorded $ 7,249,494 of warrant liabilities as of June 30, 2021.

Deferred offering costs

Deferred offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the IPO and that are charged to shareholders equity upon the completion of the IPO. Offering costs amounting to $1,548,743 (including $1,000,000 of underwriting fees) were charged to shareholders’ equity upon the completion of IPO. In addition, underwriters also received 57,500 Units (“Underwriter Units”), with such Units restricted from sale until the closing of the Business Combination and with no redemption rights from the Trust Account. Each Underwriter Unit consists of one share of Class A common stock of the Company, par value $0.0001 per share and one-half of one redeemable warrant (“Underwriter Warrant”), each whole Underwriter Warrant entitling the holder thereof to purchase one share of common stock for $11.50 per share.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of June 30, 2021 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

There was no provision for income taxes for the three months ended June 30, 2021.

Net loss per share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. In the periods when net losses are incurred, no impact of dilutive securities is included in the calculation of diluted weighted average number of common shares outstanding. The weighted average shares outstanding are adjusted for the common shares subject to possible redemption.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, other than the warrant liabilities described above, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature. The Company reported warrants issued at the consummation of its IPO as financial instruments recorded as liabilities at their respective fair values.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the six months ended June 30, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The registration statement for the Company’s Offering was declared effective on April 8, 2021. On April 12, 2021, the Company consummated its Offering of 11,500,000 Units, including 1,500,000 Units that were issued pursuant to the underwriters’ full exercise of their over-allotment option. Each Unit consists of one share of Class A common stock of the Company and one-half of one redeemable Public Warrant, each whole Public Warrant entitling the holder thereof to purchase one share of common stock for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $115,000,000. The Public Warrants will become exercisable on the later of 30 days after the completion of Business Combination and 12 months from the closing of the Offering, and will expire five years after the completion of Business Combination or earlier upon Company’s liquidation.

Simultaneously with the closing of the Offering, the Company consummated Private Placements in which (i) the Sponsor purchased 515,000 Private Units at a price of $10.00 per Private Unit, generating total proceeds of $5,150,000, and (ii) the Sponsor and FGSP purchased an aggregate of 1,300,000 OTM Warrants at a price of $0.10 per warrant, each exercisable to purchase one share of Class A common stock at $15.00 per share, for an aggregate purchase price of $130,000.

Each Private Unit consists of one common stock and one-half of one non-redeemable Private Unit Warrant. Each whole Private Unit Warrant will entitle the holder to purchase one share of common stock at an exercise price of $11.50 per share. The Private Unit Warrants have terms similar to the Public Warrants, except that the Private Unit Warrants will be non-redeemable and may be exercised on a cashless basis so long as they continue to be held by the initial shareholders or their permitted transferees. Additionally, Private Unit Warrants and the shares issuable upon the exercise of the Private Unit Warrants will not be transferable, assignable or salable until after the completion of a Business Combination.

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

Following the closing of the IPO on April 12, 2021, an amount of $116,150,000 ($10.10 per Unit) from the net proceeds of the sale of Units in the IPO and the sale of securities in the Private Placements were placed in the Trust Account.

We paid a total of $1,000,000 in underwriting fee and $548,743 for other costs and expenses related to the IPO.

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

Date: August 10, 2021	ALDEL FINANCIAL INC.

	By:	/s/ Hassan R. Baqar
Name: Hassan R. Baqar
Title: Chief Financial Officer (Principal Financial Officer and Accounting Officer)