Form 10-Q
period 2021-09-30
Aldel Financial Inc.
filed 2021-11-12
CIK 1840776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

☐ Large accelerated filer	☐ Accelerated filer
⌧ Non-accelerated filer	☒ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒  No ☐

As of November 12, 2021, there were 12,072,500 shares of Class A common stock, par value $0.0001, and 2,875,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

ALDEL FINANCIAL INC.

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

Aldel Financial Inc.

Balance Sheet

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$407,664	$—
Prepaid expenses	812,393	—
Deferred offering costs	—	55,000
Total current assets	1,220,057	55,000

Marketable securities held in trust account	116,163,621	—
TOTAL ASSETS	$117,383,678	$55,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued offering costs	$—	$55,000
Accounts payable	86,470	1,470
Total current liabilities	86,470	56,470

Warrant liabilities	15,025,604	—
TOTAL LIABILITIES	$15,112,074	$56,470

COMMITMENTS AND CONTINGENCIES
Class A common stock, $0.0001 par value, subject to possible redemption, 11,500,000 and 0 shares at redemption value, respectively	$116,150,000	$—

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	$—	$—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 572,500 and 0 shares issued and outstanding, respectively (excluding 11,500,000 and 0 shares subject to possible redemption, respectively)	58	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 2,875,000 shares issued and outstanding	287	—
Additional paid-in capital	—	—
Accumulated deficit	(13,878,741)	(1,470)
Total Stockholders’ Deficit	$(13,878,396)	$(1,470)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$117,383,678	$55,000

The accompanying notes are an integral part of the financial statements.

Aldel Financial Inc.

Statement of Operations

(Unaudited)

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2021	2021
Operating expenses:
General and administrative expenses	$1,191,550	$1,471,300
Loss from operations	$(1,191,550)	$(1,471,300)

Other income (expenses):
Change in fair value of warrant liabilities	$(7,776,110)	$(9,107,979)
Investment income on trust account	7,504	13,621
Total other income (expense)	$(7,768,606)	$(9,094,358)

Net loss	$(8,960,156)	$(10,565,658)

Weighted average common shares outstanding
Basic and diluted (1)	3,447,500	3,899,158

Basic and diluted net loss per share	$(0.47)	$(0.41)
(1)	Excludes an aggregate of up to 11,500,000 shares subject to possible redemption at September 30,2021.

The accompanying notes are an integral part of the financial statements.

Aldel Financial Inc.

Statement of Changes in Stockholders’ Equity (Deficit)

For the nine months ended September 30, 2021

(Unaudited)

	Common	Common	Additional		Total
	Stock	Stock	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity/ (Deficit)
Balance at December 31, 2021	—	$—	$—	$(1,470)	$(1,470)
Issuance of 5,750,000 common shares to initial stockholders	5,750,000	575	24,425	—	25,000
Forfeiture of 2,875,000 common shares by initial stockholders	(2,875,000)	(288)	288	—	—
Net loss		—	—	(1,140)	(1,140)
Balance at March 31, 2021	2,875,000	287	24,713	(2,610)	22,390
Sale of 11,500,000 units at $10 per unit in IPO,including over-allotment, net of underwriters' discount and offering expenses	11,500,000	1,150	113,450,107	—	113,451,257
Sale of 515,000 units at $10 per unit in private placement, including over-allotment	515,000	52	5,149,948	—	5,150,000
Sale of 1,300,000 $15 strike warrants $0.10 in private placement	—	—	130,000	—	130,000
Issuance of 57,500 underwriter units, including over-allotment	57,500	6	94	—	100
Classification of warrants as liabilities at issuance	—	—	(5,917,625)	—	(5,917,625)
Net Loss	—	—	—	(1,604,362)	(1,604,362)
Adjustment to increase Class A common shares subject to possible redemption to maximum redemption value - revised	(11,500,000)	(1,150)	(112,837,237)	(3,311,613)	(116,150,000)
Balance at June 30, 2021 - revised	3,447,500	345	—	(4,918,585)	(4,918,240)
Net loss	—	—	—	(8,960,156)	(8,960,156)
Balance at September 30, 2021	3,447,500	345	—	(13,878,741)	(13,878,396)

The accompanying notes are an integral part of the financial statements.

Aldel Financial Inc.

Statement of Cash Flows

For the nine months ended September 30, 2021

(Unaudited)

Cash flows from operating activities
Net loss	$(10,565,658)
Adjustments to reconcile net loss to net cash used in operating activities:
Chane in fair value of warrant liabilities	9,107,979
Changes in operating assets and liabilities:
Offering cost payable	(55,000)
Accounts payable	85,000
Deferred offering cost	55,000
Prepaid expense	(812,393)
Net cash used in operating activities	$(2,185,072)

Cash flows from investing activities
Investment in marketable securities	(116,163,621)
Net cash used in investing activities	$(116,163,621)

Cash flows from financing activities
Proceeds from promissory notes	250,000
Repayment of promissory note	(250,000)
Proceeds from sale of shares of common stock to initial stockholders	25,000
Proceeds from sale of units in IPO, including over-allotment, net of offering costs	113,451,257
Proceeds from sale of private units in private placement	5,150,000
Proceeds from sale of $15 exercise warrants in private placements	130,000
Proceeds from sale of underwritter units in private placement	100
Net cash provided by financing activities	$118,756,357

Net increase in cash	$407,664
Cash at beginning of period	—
Cash at end of period	$407,664

The accompanying notes are an integral part of the financial statements.

ALDEL FINANCIAL INC.

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2021 (UNAUDITED)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Aldel Financial Inc. (the “Company” or “Aldel”) is a blank check company incorporated in Delaware on December 23, 2020. The Company was formed for the purpose of merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (“Business Combination”).

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

As of September 30, 2021, the Company had not yet commenced any operations. All activity through September 30, 2021 relates to the Company’s formation and the initial public offering (“IPO”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate nonoperating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end. Aldel Merger Sub LLC is a wholly- owned subsidiary of the Company and currently has no operations.

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

The Sponsor, FGSP, officers, directors and advisors (the “Initial Shareholders”) have agreed (a) to vote their Founder Shares (as defined in Note 6) as well as any common shares underlying the Private Units, and any Public Shares purchased during or after the IPO in favor of a Business Combination, (b) not to propose an amendment to the Company’s amended and restated certificate of incorporation with respect to the Company’s pre-Business Combination activities prior to the consummation of a Business Combination unless the Company provides dissenting public shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment; (c) not to redeem any shares (including the Founder Shares as well as any common shares underlying the Private Units) into the right to receive cash from the Trust Account in connection with a shareholder vote to approve a Business Combination (or to sell any shares in a tender offer in connection with a Business Combination if the Company does not seek shareholder approval in connection therewith) or a vote to amend the provisions of the amended and restated certificate of incorporation relating to shareholders’ rights of pre-Business Combination activity and (d) that the Founder Shares, the Private Units and OTM Warrants (including underlying securities) shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the Initial Shareholders will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the IPO if the Company fails to complete its Business Combination.

The Company will have until 18 months from the closing of the IPO to consummate a Business Combination (as such period may be extended pursuant to the amended and restated certificate of incorporation, the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable and less interest to pay dissolution expenses up to $100,000), divided by the number of then-outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. There will be no redemption rights or liquidation distribution with respect to the Company’s warrants, which will expire worthless if the Company fails to complete its initial Business Combination within the Combination period.

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

Going Concern considerations

As of September 30, 2021, the Company has approximately $407,664 in its bank account and working capital surplus of approximately $1.1 million.

Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating the business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, Company may have insufficient funds available to operate the business prior to the initial Business Combination. In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan the funds to the Company as may be required.

NOTE 2. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management determined it should revise its previously reported financial statements. The Company determined, at the closing of the Company’s Initial Public Offering and shares sold pursuant to the exercise of the underwriters’ overallotment, it had improperly valued its Class A common shares subject to possible redemption. The Company previously determined the Class A common shares subject to possible redemption to be equal to the redemption value of $10.10 per Class A common share while also taking into consideration a redemption cannot result in net tangible assets and total shareholder equity being less than $5,000,001. Management determined that the Class A common shares issued during the Initial Public Offering and pursuant to the exercise of the underwriters’ overallotment can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all Class A common shares subject to possible redemption, resulting in the Class A common shares subject to possible redemption being equal to their redemption value. As a result, management has revised the presentation of temporary equity and permanent equity for the second quarter of 2021. This resulted in an adjustment to the initial carrying value of the Class A common shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common shares.

There has been no change in the Company’s total assets, liabilities, or operating results. The impact of the revision on the Company’s financial statements is reflected in the following table.

	As previously
	reported	Adjustment	As Revised
Balance sheet as of June 30, 2021
Class A common stock subject to possible redemption	$106,231,750	$9,918,249	$116,150,000
Class A common stock	156	(98)	58
Class B common stock	287	—	287
Additional paid-in capital	6,606,539	(6,606,539)	—
Accumulated deficit	(1,606,972)	(3,311,613)	(4,918,585)
Total Stockholders' Equity (Deficit)	$5,000,010	$(9,918,250)	$(4,918,240)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021.

Marketable securities held in Trust Account

At September 30, 2021, substantially all of the assets held in the Trust Account were invested in short term U.S Treasury obligations, which are carried at amortized cost. During the three months ended September 30, 2021, the Company did not withdraw any interest income from the Trust Account to pay for its franchise and income taxes.

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

Warrant Liabilities

The Company accounts for the 5,750,000 Public Warrants, 257,500 Private Unit Warrants, 1,300,000 OTM Warrants and 28,750 Underwriter Warrants issued in connection with the IPO and the Private Placements in accordance with the guidance contained in ASC 815-40 “Contracts in Entity’s Own Equity”. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a non-cash liability. Accordingly, the Company classifies each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Company utilizes a Monte-Carlo simulation model to value the warrants at each reporting period. The Company recorded $15,025,604 of warrant liabilities as of September 30, 2021.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of September 30, 2021 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

There was no provision for income taxes for the nine months ended September 30, 2021.

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

Reconciliation of Net Loss per Common Share

The weighted average shares outstanding are adjusted for the common shares subject to possible redemption. Basic and diluted loss per common share is calculated as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2021	2021
Net loss	$(8,960,156)	$(10,565,658)
Weighted average shares outstanding, basic and diluted	3,447,500	3,899,158
Basic and diluted net loss per common share	$(0.47)	$(0.41)

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

NOTE 4. INITIAL PUBLIC OFFERING

On April 12, 2021, the Company consummated its IPO of 11,500,000 Units, including 1,500,000 Units that were issued pursuant to the underwriters’ full exercise of their over-allotment option. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $115,000,000.

NOTE 5. PRIVATE PLACEMENT

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

NOTE 6. RELATED PARTY TRANSACTIONS

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

NOTE 7. COMMITMENTS AND CONTINGENCIES

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

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock – The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock – The Company is authorized to issue 380,000,000 shares of Class A common stock, par value $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of September 30, 2021, there were 572,500 shares of Class A common stock issued and outstanding, excluding 11,500,000 shares subject to possible redemption.

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

NOTE 9. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	Fair Value
Liabilities:
Public Warrants	1	$11,615,000
Private Unit Warrants	3	$460,221
OTM Warrants	3	$2,898,999
Underwriter Warrants	3	$51,384
Total warrant liabilities		$15,025,604

Following are the significant inputs in the valuation model as of September 30, 2021:

	Private Unit		Underwriter
Inputs	Warrant	OTM Warrant	Warrant
Exercise price	$11.50	$15.00	$11.50
Common stock price	$10.09	$10.09	$10.09
Volatility	5% pre-merger / 30% post-merger	5% pre-merger / 30% post-merger	5% pre-merger / 30% post-merger
Probability of completing a Business Combination	90%	90%	90%
Expected term of the warrants	5.53	10.54	5.53
Risk-free rate	0.05% pre-merger / 0.98% post-merger	0.05% pre-merger / 1.52% post-merger	0.05% pre-merger / 0.98% post-merger
Dividend yield	0	0	0
Discount for lack of marketability	15%	15%	15%

The change in fair value of the warrant liabilities is summarized as follows:

Warrant liabilities as of December 31, 2020	$—
Warrant liability recorded at fair value at issuance of warrants at close of IPO, private placement, and Underwriters’ over-allotment option as of April 12, 2021	5,917,625
Change in fair value of warrant liabilities	9,107,979
Total warrant liabilities as of September 30,2021(1)	$15,025,604

(1) Due to the use of quoted prices in an active market for Public Warrants as of June 30, 2021, the Company had transfers out of Level 3 to Level 1 amounting to $5,616,025 as of June 30, 2021. The Company deems the transfer between levels to have occurred at the end of the period.

NOTE 10. BUSINESS COMBINATION AGREEMENT

On August 17, 2021, Aldel entered into a Business Combination agreement (the "Business Combination Agreement") by and among Aldel Financial Inc., Aldel Merger Sub LLC, a Delaware limited liability company and a wholly-owned Subsidiary of the Company ("Merger Sub") and The Hagerty Group, LLC, a Delaware limited liability company ("Hagerty"). Pursuant to the Business Combination Agreement (a) Merger Sub will be merged with and into Hagerty (the "Merger"), whereupon the separate limited liability company existence of Merger Sub shall cease and Hagerty shall be the surviving company (Hagerty following the Merger is sometimes hereinafter referred to as the "OpCo") and continue its existence under the Delaware Limited Liability Company Act (the "LLC Act"); (b) the existing limited liability company agreement of Hagerty will be amended and restated, to, among other things, make Aldel a member of the OpCo; and (c) Company will change its name to Hagerty, Inc. ("New Hagerty"). As a result of the Business Combination, New Hagerty will be the publicly traded reporting company in an "Up-C" structure.

Under the Business Combination Agreement, Aldel has agreed to acquire all of the limited liability equity interests (the "Company Equity Interests") of Hagerty for $3.0 billion in aggregate consideration (less the Company Transaction Expenses Differential (as defined in the Business Combination Agreement) or plus the Buyer Excess (as defined in the Business Combination Agreement), as applicable) (the "Equity Value"), comprising the Mixed Consideration and the Equity Consideration (as defined below) (together, the "Merger Consideration"). "Mixed Consideration" means (a) the Secondary Consideration (as defined below) plus (b) a number of units of equity interests in OpCo ("Units") and shares of Class V voting non-economic common stock ("Class V Common Stock") in New Hagerty, in each case equal to (i) the quotient obtained by dividing (a) the Equity Value by (b) $10.00 (the "Exchange Ratio") multiplied by (ii) (A) the number of Company Equity Interests owned by Hagerty Holding Corp. ("HHC") as of the closing divided by (B) the total number of issued and outstanding Company Equity Interests as of the closing minus (iii) the quotient of the Secondary Cash Consideration divided by $10.00. "Secondary Consideration" means $450,000,000 plus the amount by which the sum of the amount in the Trust Account (after giving effect to redemptions by existing stockholders of the Buyer), plus the aggregate amount of the PIPE Financing (as defined below) exceeds $750,000,000; provided that such additional sum shall not exceed $50,000,000. "Equity Consideration" means a number of Units and shares of Class V Common Stock, in each case equal to (a) the Exchange Ratio multiplied by (b) (i) the number of Company Equity Interests owned by Markel Corporation ("Markel") as of the closing divided by (ii) the total number of issued and outstanding Company Equity Interests as of the closing.

At the effective time of the Merger (the "Effective Time"), by virtue of the Merger and without any further action on the part of Aldel, Merger Sub or Hagerty, each Company Equity Interest issued and outstanding immediately prior to the Effective Time shall be canceled and automatically converted into the right to receive: (i) in the case of Markel, the Equity Consideration; and (ii) in the case of HHC, the Mixed Consideration. As of the Effective Time, all Company Equity Interests shall thereafter cease to have any rights with respect thereto, except the right to receive the foregoing consideration. The units of equity interests of Merger Sub (the "Newco Units") that are issued and outstanding immediately prior to the Effective Time will, by virtue of the Merger and without further action on the part of Aldel, be converted into an aggregate number of Units equal to the number of Aldel's Class A common stock and Founder Shares issued and outstanding immediately prior to the Effective Time. Each Founder Share that is issued and outstanding immediately prior to the Effective Time shall be automatically converted into one share of Aldel's Class A common stock. No certificates or scrip representing fractional shares of Aldel's common stock will be issued pursuant to the Merger.

Aldel, Merger Sub and Hagerty have made customary representations, warranties and covenants in the Business Combination Agreement, including, among other things, covenants with respect to the conduct of Aldel and Hagerty prior to the closing of the Business Combination. The parties have also agreed to customary "no shop" obligations. The representations and warranties of Aldel, Merger Sub and Hagerty will not survive the closing of the Merger.

The closing of the Business Combination is subject to certain customary conditions of the respective parties, including, among other things, that: (i) the applicable Aldel stockholder and Hagerty member approvals shall have been obtained; (ii) there shall have been no Company Material Adverse Effect or Buyer Material Adverse Effect (each as defined in the Business Combination Agreement) since the date of the Business Combination Agreement; (iii) the waiting period (or any extension thereof) applicable under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 shall have expired or terminated; (iv) the Aggregate Cash Proceeds (as defined in the Business Combination Agreement) after deducting certain transaction expenses and the repayment of any unpaid or contingent liabilities of Aldel, including fees associated with Aldel's initial public offering and operations prior to the date of the Business Combination Agreement, shall not be less than $450 million; (v) Aldel's initial listing application in connection with the Transactions (as defined in the Business Combination Agreement) shall have been approved by the NYSE so that immediately following the Merger, New Hagerty satisfies any applicable initial and continuing listing requirements of NYSE; and (vi) each of the parties to the Additional Agreements shall have delivered, or caused to be delivered, duly executed copies of the Additional Agreements. "Additional Agreements" means the Sponsor Letter Agreement, the Tax Receivable Agreement, the Amended and Restated Registration Rights Agreement, the LLC Agreement, the Exchange Agreement, the Lock-up Agreement, and the Sponsor Warrant Lock-up Agreement.

In connection with the proposed Business Combination, Aldel entered into subscription agreements (the "Subscription Agreements") with certain "qualified institutional buyers" or "accredited investors" as defined in the applicable SEC regulations (the "PIPE Financing investors"), pursuant to which the PIPE Financing investors have agreed to subscribe for and purchase, and Aldel has agreed to issue and sell to the PIPE Financing investors, an aggregate of 70,385,000 shares of Aldel Class A common stock (the "PIPE Shares") and an aggregate of 12,669,300 warrants to purchase shares of Aldel Class A common stock (the "PIPE Warrants" and, together with the PIPE Shares, the "PIPE Securities"), for aggregate gross proceeds of $703,850,000 (the "PIPE Financing"). The PIPE Securities to be issued pursuant to the Subscription Agreements have not been registered under the Securities Act in reliance upon the exemption provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder. The purpose of the PIPE Financing is to raise additional capital for use in connection with the Business Combination and to meet the minimum cash requirement provided in the Business Combination Agreement.

The closing of the sale of the PIPE Securities (the "PIPE Closing") will be contingent upon the substantially concurrent consummation of the Business Combination and will occur on the date of, and immediately prior to, the consummation of the Business Combination. The PIPE Closing will be subject to customary conditions.

In connection with the Business Combination Agreement, Aldel Investors LLC, Aldel LLC, and the directors and executive officers holding securities of Aldel (each a "Stockholder") each entered into a support agreement (the "Sponsor Letter Agreement") with Aldel and Hagerty, pursuant to which each Stockholder agrees to vote the shares of Aldel common stock beneficially owned by them (a) in favor of the approval and adoption of the Business Combination Agreement and the transactions contemplated thereby, (b) in favor of any other matter reasonably necessary to the consummation of the transactions contemplated by the Business Combination Agreement, (c) against the approval of any transaction that would impede or prevent the consummation of the Business Combination, and (d) against any amendment of the certificate of incorporation or bylaws of Aldel or any change in Buyer's capitalization, corporate structure or business other than as contemplated by the Business Combination Agreement. Each Stockholder further agrees that it will (i) not exercise its right to redeem all or a portion of such Stockholder's shares of Aldel common stock beneficially owned by them (in connection with the Business Combination or otherwise) and (ii) waive any adjustment to the conversion ratio set forth in Aldel's organizational documents.

NOTE 11. SUBSEQUENT EVENTS

None.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company”or “Aldel” refer to Aldel Financial Inc. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Aldel Investors LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties

Cautionary Note Regarding Forward-Looking Statements

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

As of September 30, 2021, the Company had not yet commenced any operations. All activity through September 30, 2021 relates to the Company’s formation, the initial public offering (“IPO”), and signing of Business Combination Agreement, which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate nonoperating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Business Combination Agreement

On August 17, 2021, Aldel entered into a Business Combination agreement (the "Business Combination Agreement") by and among Aldel Financial Inc., Aldel Merger Sub LLC, a Delaware limited liability company and a wholly-owned Subsidiary of the Company ("Merger Sub") and The Hagerty Group, LLC, a Delaware limited liability company ("Hagerty"). Pursuant to the Business Combination Agreement (a) Merger Sub will be merged with and into Hagerty (the "Merger"), whereupon the separate limited liability company existence of Merger Sub shall cease and Hagerty shall be the surviving company (Hagerty following the Merger is sometimes hereinafter referred to as the "OpCo") and continue its existence under the Delaware Limited Liability Company Act (the "LLC Act"); (b) the existing limited liability company agreement of Hagerty will be amended and restated, to, among other things, make Aldel a member of the OpCo; and (c) Company will change its name to Hagerty, Inc. ("New Hagerty"). As a result of the Business Combination, New Hagerty will be the publicly traded reporting company in an "Up-C" structure.

Under the Business Combination Agreement, Aldel has agreed to acquire all of the limited liability equity interests (the "Company Equity Interests") of Hagerty for $3.0 billion in aggregate consideration (less the Company Transaction Expenses Differential (as defined in the Business Combination Agreement) or plus the Buyer Excess (as defined in the Business Combination Agreement), as applicable) (the "Equity Value"), comprising the Mixed Consideration and the Equity Consideration (as defined below) (together, the "Merger Consideration"). "Mixed Consideration" means (a) the Secondary Consideration (as defined below) plus (b) a number of units of equity interests in OpCo ("Units") and shares of Class V voting non-economic common stock ("Class V Common Stock") in New Hagerty, in each case equal to (i) the quotient obtained by dividing (a) the Equity Value by (b) $10.00 (the "Exchange Ratio") multiplied by (ii) (A) the number of Company Equity Interests owned by Hagerty Holding Corp. ("HHC") as of the closing divided by (B) the total number of issued and outstanding Company Equity Interests as of the closing minus (iii) the quotient of the Secondary Cash Consideration divided by $10.00. "Secondary Consideration" means $450,000,000 plus the amount by which the sum of the amount in the Trust Account (after giving effect to redemptions by existing stockholders of the Buyer), plus the aggregate amount of the PIPE Financing (as defined below) exceeds $750,000,000; provided that such additional sum shall not exceed $50,000,000. "Equity Consideration" means a number of Units and shares of Class V Common Stock, in each case equal to (a) the Exchange Ratio multiplied by (b) (i) the number of Company Equity Interests owned by Markel Corporation ("Markel") as of the closing divided by (ii) the total number of issued and outstanding Company Equity Interests as of the closing.

At the effective time of the Merger (the "Effective Time"), by virtue of the Merger and without any further action on the part of Aldel, Merger Sub or Hagerty, each Company Equity Interest issued and outstanding immediately prior to the Effective Time shall be canceled and automatically converted into the right to receive: (i) in the case of Markel, the Equity Consideration; and (ii) in the case of HHC, the Mixed Consideration. As of the Effective Time, all Company Equity Interests shall thereafter cease to have any rights with respect thereto, except the right to receive the foregoing consideration. The units of equity interests of Merger Sub (the "Newco Units") that are issued and outstanding immediately prior to the Effective Time will, by virtue of the Merger and without further action on the part of Aldel, be converted into an aggregate number of Units equal to the number of Aldel's Class A common stock and Founder Shares issued and outstanding immediately prior to the Effective Time. Each Founder Share that is issued and outstanding immediately prior to the Effective Time shall be automatically converted into one share of Aldel's Class A common stock. No certificates or scrip representing fractional shares of Aldel's common stock will be issued pursuant to the Merger.

Aldel, Merger Sub and Hagerty have made customary representations, warranties and covenants in the Business Combination Agreement, including, among other things, covenants with respect to the conduct of Aldel and Hagerty prior to the closing of the Business Combination. The parties have also agreed to customary "no shop" obligations. The representations and warranties of Aldel, Merger Sub and Hagerty will not survive the closing of the Merger.

The closing of the Business Combination is subject to certain customary conditions of the respective parties, including, among other things, that: (i) the applicable Aldel stockholder and Hagerty member approvals shall have been obtained; (ii) there shall have been no Company Material Adverse Effect or Buyer Material Adverse Effect (each as defined in the Business Combination Agreement) since the date of the Business Combination Agreement; (iii) the waiting period (or any extension thereof) applicable under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 shall have expired or terminated; (iv) the Aggregate Cash Proceeds (as defined in the Business Combination Agreement) after deducting certain transaction expenses and the repayment of any unpaid or contingent liabilities of Aldel, including fees associated with Aldel's initial public offering and operations prior to the date of the Business Combination Agreement, shall not be less than $450 million; (v) Aldel's initial listing application in connection with the Transactions (as defined in the Business Combination Agreement) shall have been approved by the NYSE so that immediately following the Merger, New Hagerty satisfies any applicable initial and continuing listing requirements of NYSE; and (vi) each of the parties to the Additional Agreements shall have delivered, or caused to be delivered, duly executed copies of the Additional Agreements. "Additional Agreements" means the Sponsor Letter Agreement, the Tax Receivable Agreement, the Amended and Restated Registration Rights Agreement, the LLC Agreement, the Exchange Agreement, the Lock-up Agreement, and the Sponsor Warrant Lock-up Agreement.

In connection with the proposed Business Combination, Aldel entered into subscription agreements (the "Subscription Agreements") with certain "qualified institutional buyers" or "accredited investors" as defined in the applicable SEC regulations (the "PIPE Financing investors"), pursuant to which the PIPE Financing investors have agreed to subscribe for and purchase, and Aldel has agreed to issue and sell to the PIPE Financing investors, an aggregate of 70,385,000 shares of Aldel Class A common stock (the "PIPE Shares") and an aggregate of 12,669,300 warrants to purchase shares of Aldel Class A common stock (the "PIPE Warrants" and, together with the PIPE Shares, the "PIPE Securities"), for aggregate gross proceeds of $703,850,000 (the "PIPE Financing"). The PIPE Securities to be issued pursuant to the Subscription Agreements have not been registered under the Securities Act in reliance upon the exemption provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder. The purpose of the PIPE Financing is to raise additional capital for use in connection with the Business Combination and to meet the minimum cash requirement provided in the Business Combination Agreement.

The closing of the sale of the PIPE Securities (the "PIPE Closing") will be contingent upon the substantially concurrent consummation of the Business Combination and will occur on the date of, and immediately prior to, the consummation of the Business Combination. The PIPE Closing will be subject to customary conditions.

In connection with the Business Combination Agreement, Aldel Investors LLC, Aldel LLC, and the directors and executive officers holding securities of Aldel (each a "Stockholder") each entered into a support agreement (the "Sponsor Letter Agreement") with Aldel and Hagerty, pursuant to which each Stockholder agrees to vote the shares of Aldel common stock beneficially owned by them (a) in favor of the approval and adoption of the Business Combination Agreement and the transactions contemplated thereby, (b) in favor of any other matter reasonably necessary to the consummation of the transactions contemplated by the Business Combination Agreement, (c) against the approval of any transaction that would impede or prevent the consummation of the Business Combination, and (d) against any amendment of the certificate of incorporation or bylaws of Aldel or any change in Buyer's capitalization, corporate structure or business other than as contemplated by the Business Combination Agreement. Each Stockholder further agrees that it will (i) not exercise its right to redeem all or a portion of such Stockholder's shares of Aldel common stock beneficially owned by them (in connection with the Business Combination or otherwise) and (ii) waive any adjustment to the conversion ratio set forth in Aldel's organizational documents.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through September 30, 2021 were organizational activities, including those necessary to prepare for the IPO and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination. Additionally, we recognize non-cash gains and losses within other income (expense) related to change in the recurring fair value measurement of our warrant liabilities at each reporting period.

For the three months ended September 30, 2021, the Company reported a net loss of $8,960,156, which consists of i) $7,776,110 related to change in fair value of warrant liabilities primarily related to the Public Warrants and ii) $ 1,191,550 general and administrative expenses, offset by $7,504 investment income earned in Trust Account.

For the nine months ended September 30, 2021, we incurred a net loss of $10,565,658, which consists of i) $9,107,979 related to change in fair value of warrant liabilities primarily related to the Public Warrants and ii) $ 1,471,300 general and administrative expenses, offset by $13,621 investment income earned in Trust Account.

Liquidity and Capital Resources

On April 12, 2021, we consummated our IPO of 11,500,000 Units, including 1,500,000 Units that were issued pursuant to the underwriters’ full exercise of their over-allotment option, generating gross proceeds of $115,000,000.

Simultaneously with the closing of the IPO, on April 12, 2021, we completed the private sale of i) 515,000 Private Units generating total proceeds of $5,150,000, and ii) private sale of 1,300,000 OTM Warrants generating total proceeds of $130,000. From the proceeds of the IPO and private placement of OTM Warrants and Private Units, the Company retained approximately $1,400,000 for working capital needs after transfer of proceeds to the Trust Account and payment of expenses related to the IPO and directors and officers insurance. As of September 30, 2021, the Company held a cash balance of $407,664 outside of the Trust Account.

For the three months ended September 30, 2021, cash used in operating activities was $1,032,220, consisting primarily of net loss of $8,960,156, reduced by change in fair value of warrant liabilities of $7,776,110, and change in operating assets and liabilities which include decrease in prepaid expenses by $175,792, decrease in accounts payable by $23,967.

For the nine months ended September 30, 2021, cash used in operating activities was $2,185,072, consisting primarily of net loss of $10,565,658, reduced by change in fair value of warrant liabilities of $9,107,979, and change in operating assets and liabilities which include increase in prepaid expenses by $812,393 and increase in accounts payable by $85,000.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). As of September 30, 2021, there were no Working Capital Loans under this arrangement.

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

Off-Balance Sheet Arrangement

We have no obligations, assets, or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021.

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

Marketable Securities Held in Trust Account

At September 30, 2021, substantially all of the assets held in the Trust Account were invested in short term U.S Treasury obligation, which is carried at amortized cost and approximate fair value. During the three months ended September 30, 2021, the Company did not withdraw any interest income from the Trust Account to pay for its franchise and income taxes.

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

Warrant Liabilities

The Company accounts for the 5,750,000 Public Warrants, 257,500 Private Unit Warrants, 1,300,000 OTM Warrants and 28,750 Underwriter Warrants (described below) issued in connection with the IPO and the Private Placements in accordance with the guidance contained in ASC 815-40 “Contracts in Entity’s Own Equity”. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a non-cash liability. Accordingly, the Company classifies each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Company utilizes a Monte-Carlo simulation model to value the warrants at each reporting period. The Company recorded $ 15,025,604 of warrant liabilities as of September 30, 2021.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of September 30, 2021 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

There was no provision for income taxes for the three months ended September 30, 2021.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the nine months ended September 30, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2021.

Remediation of a Material weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of June 30, 2021.

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
2.1

Business Combination Agreement, dated as of August 17, 2021, by and among Aldel Financial Inc. Aldel Merger Sub LLC and The Hagerty Group, LLC (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed with the SEC on August 18, 2021).

10.1

Form of Subscription Agreement, dated as of August 17, 2021, by and among Aldel Financial Inc. and certain institutional and accredited investors (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on August 18, 2021).

10.2

Form of Sponsor Letter Agreement by and among Aldel Financial Inc., certain stockholders of Aldel Financial Inc., and The Hagerty Group, LLC (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on August 18, 2021).

10.3	Form of Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on August 18, 2021).
10.4	Form of Tax Receivable Agreement (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on August 18, 2021).
10.5	Form of Lock-up Agreement (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed with the SEC on August 18, 2021).
10.6

Form of Fourth Amended and Restated Limited Liability Company Agreement of The Hagerty Group, LLC (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed with the SEC on August 18, 2021).

10.7	Form of Sponsor Warrant Lock-up Agreement (incorporated by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K filed with the SEC on August 18, 2021).
10.8	Investor Rights Agreement (incorporated by reference to Exhibit 10.8 to the registrant’s Current Report on Form 8-K filed with the SEC on August 18, 2021).
10.9	Form of Exchange Agreement (incorporated by reference to Exhibit 10.9 to the registrant’s Current Report on Form 8-K filed with the SEC on August 18, 2021).
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 12, 2021	ALDEL FINANCIAL INC.

	By:	/s/ Hassan R. Baqar
Name: Hassan R. Baqar
Title: Chief Financial Officer (Principal Financial Officer and Accounting Officer)