Form 10-K
period 2021-12-31
Hagerty, Inc.
filed 2022-03-24
CIK 1840776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _______

HAGERTY, INC.
(Exact name of registrant as specified in its charter)

Delaware	001-40244	86-1213144
(State or other jurisdiction of incorporation or organization)	Commission file number	(I.R.S. Employer Identification No.)

121 Drivers Edge, Traverse City, Michigan 49684
(Address of principal executive offices) (Zip Code)

(800) 922-4050
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	HGTY	The New York Stock Exchange
Warrants, each whole warrant exercisable for one share of Class A common stock, each at an exercise price of $11.50 per share	HGTY.WS	The New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2021, based on the closing price of $9.85 for shares of the Registrant’s Class A Common Stock as reported by the New York Stock Exchange, was approximately $101.6 million. Shares of common stock beneficially owned by each executive officer, director, and holders of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The registrant had 82,452,214 shares of Class A Common Stock outstanding and 251,033,906 shares of Class V Common Stock outstanding as of March 1, 2022.
Documents incorporated by reference:
Portions of the registrant's definitive Proxy Statement for its 2022 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2021, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

i

Where You Can Find More Information

In this Annual Report on Form 10-K, "we," "our," "us," "Hagerty," "HGTY," and the "Company" refer to Hagerty, Inc., formerly known as Aldel Financial Inc. ("Aldel"), and its consolidated subsidiaries including The Hagerty Group, LLC ("The Hagerty Group"), unless the context requires otherwise. We file annual, quarterly, and current reports, proxy statements and other information with the United States ("U.S.") Securities and Exchange Commission (the "SEC"). General information about us can be found at investor.hagerty.com. The information contained on or connected to our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this or any other report filed with the SEC. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as any amendments to those reports, are available free of charge through our website at investor.hagerty.com as soon as reasonably practicable after we file them with, or furnish them to, the SEC. The SEC also maintains a website at www.sec.gov that contains reports, proxy statements, and other information regarding SEC registrants, including Hagerty, Inc.

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K, as well as information included in oral statements or other written statements made or to be made by us, contain statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, and other future conditions. Forward-looking statements can be identified by words such as "anticipate," "believe," "envision," "estimate," "expect," "intend," "may," "plan," "predict," "project," "target," "potential," "will," "would," "could," "should," "continue," "ongoing," "contemplate," and other similar expressions, although not all forward-looking statements contain these identifying words. Examples of forward-looking statements include, among others, statements we make regarding our ability to:

•compete effectively within our industry and attract and retain members;
•maintain key strategic relationships with our insurance distribution and underwriting carrier partners;
•prevent, monitor and detect fraudulent activity;
•manage risks associated with disruptions, interruptions, outages or other issues with our technology platforms or our use of third-party services;
•accelerate the adoption of our membership products as well as any new insurance programs and products we offer;
•anticipate and address impacts from the coronavirus pandemic ("COVID-19") and current and future variants of the virus;
•manage the cyclical nature of the insurance business and our ability to collect vehicle usage and driving data;
•address unexpected increases in the frequency or severity of claims;
•comply with the numerous laws and regulations applicable to our business, including state, federal and foreign laws relating to insurance and rate increases, privacy, the internet, and accounting matters;
•manage risks associated with being a controlled company; and
•successfully defend any litigation, government inquiries, and investigations.

We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements we make. Important factors that could cause or contribute to such differences include, but are not limited to, those discussed under Item 1A —"Risk Factors" in this Annual Report on Form 10-K. The forward-looking statements in this Annual Report on Form 10-K represent our views as of the date of this Report. We undertake no obligation to publicly update any forward-looking statements whether as a result of new information, future developments or otherwise.

Glossary of Terms

The following is a glossary of selected terms used throughout this Annual Report on Form 10-K that are technical in nature:

Adjusted EBITDA Net income (loss) (the most directly comparable GAAP measure) before interest, income taxes, and depreciation and amortization (EBITDA), adjusted to exclude changes in fair value of warrant liabilities, accelerated vesting of incentive plans, gains and losses from asset disposals and certain other non-recurring gains and losses. Adjusted EBITDA is a non-GAAP measure. For a discussion of the uses and limitations of non-GAAP financial measures, including Adjusted EBITDA, refer to the section titled Key Performance Indicators and Certain Non-GAAP Financial Measures" within Part II, Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations.

ASU Accounting Standards Update. The Financial Accounting Standards Board ("FASB") issues an ASU to communicate changes to the FASB Codification.

BMA Bermuda Monetary Authority, established under the Bermuda Monetary Authority Act of 1969, the Authority supervises, regulates and inspects financial institutions operating from within its jurisdiction.

Book of Business Insurance policies bound by us with our Carriers (as defined below) on behalf of our clients.

Business Combination The business combination that was completed on December 2, 2021, pursuant to the Business Combination Agreement (as defined below).

Business Combination Agreement The agreement dated as of August 17, 2021, by and among Aldel, Aldel Merger Sub and The Hagerty Group. The Business Combination Agreement is provided as Exhibit 2.1, incorporated by reference within Item 15. Exhibits, Financial Statement Schedules, in this Annual Report on Form 10-K.

BSCR Bermuda Solvency Capital Requirement, which is the Bermuda Monetary Authority's risk-based capital model that was developed to enhance the capital adequacy framework for the insurance sector.

Carrier An insurance company.

CUC Contingent Underwriting Commission, a profit-share based on the calendar-year performance of the insurance book of business with a Carrier.

Exchange Agreement An agreement between the Company, HHC and Markel. Under the Exchange Agreement, HHC and Markel (both as defined below) have the right to exchange their Hagerty Group Units and Class V Common Stock for, at the option of the Company, Class A Common Stock or cash. The Exchange Agreement was amended and restated on March 23, 2022. The amended Exchange Agreement is provided as Exhibit 10.8, incorporated by reference within Item 15. Exhibits, Financial Statement Schedules, in this Annual Report on Form 10-K.

GAAP Accounting principles generally accepted in the United States of America.

Hagerty Re Hagerty Reinsurance Limited, our wholly owned single cell captive reinsurance subsidiary.

Hagerty Group Units A unit of economic interests of The Hagerty Group held by Hagerty Group Unit Holders (as defined below). As part of the Business Combination Agreement, all of the legacy equity interests of The Hagerty Group held by HHC and Markel were exchanged for Hagerty Group Units in The Hagerty Group.

Hagerty Group Unit Holders HHC, Markel and Hagerty, Inc. following the consummation of the Business Combination.

HDC Hagerty Drivers Club membership program.

HHC Hagerty Holding Corp., a close corporation under Delaware law.

HVT Hagerty Valuation Tool.

IBNR Incurred but not reported, a reserve account used as a provision for claims and/or events that have transpired but have not yet been reported to the insurance carrier.

Legacy Unit Holders HHC and Markel, the economic owners of The Hagerty Group, prior to the consummation of the Business Combination.

Loss Ratio Expressed as a percentage, the ratio of (a) losses and loss adjustment expenses incurred to (b) earned premium in Hagerty Re.

Markel Markel Corporation, a holding company for insurance, reinsurance and investments operations, headquartered in Richmond, Virginia.

MGA Managing General Agent, an insurance agent or broker that has been granted underwriting authority by an insurer.

MHH Member Hubs Holding, LLC is a joint venture formed on March 31, 2020 to create Hagerty Garage + Social between Hagerty Ventures LLC, a wholly owned subsidiary of The Hagerty Group, and HGS Hub Holdings LLC.

Motorsport Reg A motorsport membership, licensing and event online management system that automates event listings, registration, and payment processing for all types of motorsport events ranging from small social gatherings to large participatory motorsport events.

NPS Net Promoter Score, which we use as our “north star metric,” measuring the overall strength of our relationship with our members.

Omnichannel A multichannel approach to sales that focuses on providing a seamless customer experience.

PIF Policies in Force, which is the number of current and active insurance policies as of the applicable period end date.

SaaS Software as a Service, a software licensing and delivery model in which software is licensed on a subscription basis and is centrally hosted.

Written Premium The amount of total insurance premium written on policies that were bound by our insurance carrier partners during the applicable period.

TRA Tax Receivable Agreement, a contract between the Legacy Unit Holders for payment from Hagerty, Inc. of 85% of the cash tax savings that results from the step-up in basis from the exchange of Hagerty Group Units and Class V Common Stock for Class A Common Stock of Hagerty, Inc.
v

PART I

ITEM 1: BUSINESS

Company Overview

We are a global market leader in providing insurance for classic and enthusiast vehicles and we have built an industry-leading automotive enthusiast platform that engages, entertains, and connects with subscribing members. At Hagerty, everything begins and ends with the love of cars — an innate passion that fuels our unique membership model and cultivates deep, personal connections with more than 2.4 million members worldwide.

Hagerty was founded in 1984, and initially focused on providing insurance coverage for antique boats. Today, our goal is to scale an organization capable of building an ecosystem of products, services, and entertainment for car lovers that catalyzes their passion for cars and driving.

Our ecosystem starts with insurance. People take good care of things they love and we take great pride in protecting and preserving our members’ treasured vehicles. Over the past 37 years, we have grown our insurance business to protect more than two million classic and enthusiast vehicles worldwide.

Our insurance offerings are centered around our “Guaranteed Value” insurance policy which differentiates our coverage from the standard market. Our insurance products are also unique due to our omnichannel approach — meaning we sell to our insurance members wherever they need us. Further, we also generate value in insurance underwriting by taking measured risk against our high retention rates and low loss ratios.

At Hagerty, insurance is only the beginning. Our market data has always informed our strategic decisions. Years ago, we made the decision to follow the data insights we were gathering from our insurance business to design and build additional offerings for car enthusiasts. These products monetize our shared love of cars and include: Hagerty Media, Hagerty Drivers Club, Hagerty Valuation Tool, Hagerty Events, DriveShare, Motorsport Reg, Garage + Social, and Hagerty Marketplace.

We have built a platform that engages, entertains and connects with car lovers at various stages of their passion — digitally, on the track, in the garage, at an event or on the road. We believe the combination of insurance and these offerings creates an ecosystem of products generating multiple points of monetization, resulting in an attractive recurring revenue business model. We believe the success of this integrated ecosystem is demonstrated in part by our revenue growth — an average 27% compound annual growth rate ("CAGR") over the last three years.

As we look ahead and continue to grow, we believe our digitally driven thinking will continue to enhance member engagement and reduce transaction friction. Our systems must be highly integrated, whether to issue an insurance policy or to sell a ticket to a car event. That is why we are investing in state-of-the-art digital platforms and interfaces where member problems and opportunities are met with design thinking, mobile-first and cloud-based products. We are thinking long-term. We believe the combination of these types of activities has and will position us to grow from a single product company with a few add-ons to a multi-dimensional ecosystem catering to a large and expanding market.

Industry and Market Opportunity

We love cars and we are not alone. The collector vehicle market is large and growing. According to our data, there are more than 500 million people around the globe who express an interest in cars and approximately 69 million in the U.S. alone who declare themselves automotive enthusiasts. We estimate that there are nearly 73 million collector vehicles globally with an estimated market value of $1.4 trillion, including over 43 million insurable collector vehicles in the U.S. alone, of which approximately 10.8 million are pre-1981 and 32.2 million are post-1980 collectibles. We estimate that the U.S. market translates into $12-$15 billion of annual insurance premium based on an average vehicle premium of $300 per year. While we are one of the leading providers of collector insurance, we estimate our market penetration in this market is less than 4%.

Car lovers also spend a lot of time and money on their passion. How much money? Our 2020 Hagerty Drivers Club magazine reader survey suggests an average annual car hobby spend of more than $13,000 per enthusiast.

Growth in the collector vehicle market, as evidenced by recent sales activity and increased values, is being enhanced by several factors, including:

•Cars manufactured in the early 2000s are becoming modern collectibles.
•Increasing focus on collectible cars as an asset class for investment. These cars have an 8-9% historical annual appreciation. Per our estimates, approximately 72% of the vehicles in our data base increased in value in 2021.
•Demographic factors such as Baby Boomer retirements and millennial household formations are driving up demand for collector vehicles.
•Expanding automotive subcultures are adding to the automotive enthusiast community.
•The supply of cars is continuing to expand as premium luxury cars are being built in greater numbers than ever before.
•COVID-19 has impacted supply chain dynamics and availability of new and used vehicles, parts and supplies.

We believe we are well positioned to capture a larger share of this growing market. In order to fully capitalize on this opportunity, we apply a granular and data driven customer and vehicle segmentation approach that combines an understanding of vehicle ownership data, demographic data, and vehicle usage. Based upon this approach, we are able to summarize key vehicle markets, explore additional opportunities within these markets, overlay demographic and usage data to enrich our approach and leverage the information to better serve the auto enthusiast community.

Business Model and Competitive Strengths

We have developed an affinity driven insurance model.

We enjoy a recurring revenue model based on the affinity and passion of the automotive enthusiast. Through our membership-based model and diverse product offering, we achieve higher affinity than traditional insurance business relationships.

Our insurance offerings are centered around our “Guaranteed Value” insurance policy, which means the market value of a vehicle is agreed to at the time a policy is issued. We help people keep this value current by connecting them with our valuation resources. If something terrible happens and a car experiences a covered total loss, we pay the full amount of the car's insured value without any depreciation.

Our insurance products are also unique due to our omnichannel approach — meaning we sell to our insurance members wherever they need us. We sell directly to consumers, through agents and brokers, as well as through the largest automobile insurance companies. In the U.S. alone, we currently partner with nine of the top ten largest automotive insurance companies (as ranked by S&P Global Market intelligence based upon 2020 direct premiums written) to bring Hagerty branded products to their loyal and in some cases, most valuable customers.

Further, we also generate value in insurance underwriting by taking measured risk against our high retention rates and low loss ratios. Our Hagerty Reinsurance, Ltd. company, formed in Bermuda in 2017, shares in increasing amounts of the underwriting profit generated by our distribution. Importantly, we also handle the claims for our programs so that we can ensure our members are receiving high levels of service that are focused on the unique requirements of repairing vintage and rare vehicles. This entire insurance stack works together to help us grow and to substantially share in the profits we generate.

Typical insurance businesses engage with their customers only at the point of purchase and renewal, averaging approximately six points of contact annually with customers. With our diverse product offering, we deploy an entire ecosystem of engagement, including both physical (through HDC events, social functions and more) and digital platforms (through media content, social media engagement, market news, valuation data and more) that can result in hundreds of touchpoints annually with members.

We believe that consumers who feel part of a community and a club are more engaged and have higher renewal and retention rates than those who simply purchase a good or service. Our average policy life expectancy is approximately 10 years. We have an NPS of 82. This is a significant competitive advantage over competitors who, without strong affinity or engagement, are left to define their competitive edge based on price. Our community of engaged automotive enthusiasts is a stark differentiator from our competitors who, in our eyes, have a transactional, price-based relationship with their customers.

We have a diverse product offering.

While the majority of our current revenue is based on the premiums generated from our insurance offerings, we provide a diverse range of integrated automotive enthusiast products and services that generate meaningful incremental revenue and builds community engagement and overall brand loyalty. These products and services include:

•Hagerty Media, features the work of the nation’s top automotive writers, photographers and videographers who bring the world of cars to life in exciting and unexpected ways with both online and in-print content. Hagerty Media's publishing and livestream capabilities present exclusive content to our members, as well as to the automotive enthusiast audience at large. Hagerty Media's capabilities are delivered through the HDC Magazine (the second largest circulation auto enthusiast magazine globally based on audited circulation data), video content which delivered approximately 7.2 million hours watched by enthusiasts in 2021, and a robust YouTube channel boasting approximately 1.9 million subscribers. With an embedded content team covering entertainment, news, market information and valuation data, Hagerty Media serves as an audience generator that creates and brings new customers into our ecosystem. We plan to expand our media properties across the digital landscape and integrate them with our other assets.
•HDC, which provides its approximately 719,000 paid members ("HDC Members") exclusive offers, expert support, member experiences, emergency service and original content. A subscription to HDC gives members access to our products and services, including HDC Magazine, automotive enthusiast events, our proprietary vehicle valuation tool, emergency roadside services and special vehicle-related discounts. Approximately three-quarters of new insurance customers purchase a subscription to HDC.

•HVT, our valuation tool, is used by over three million people each year to access current and historic pricing data on more than 40,000 collector car, truck, SUV, and motorcycle models. With our robust proprietary database of Hagerty Price Guide values dating as far back as 2006, and approximately 400,000 auction sales results spanning decades, HVT has not only become the go-to source for enthusiasts to research the market about the cars they love but also a unique competitive advantage for us in terms of data analytics and valuable content for HDC Members and integration with other Hagerty assets.
•Hagerty Events, an eclectic mix of small and large events where people share cars and camaraderie, whether these are small, casual touring events or exclusive drives with some of the finest cars in the world. Our team operates some of the marquee Concours d’Elegance events in the U.S. These include the Greenwich Concours, the Concours of America and The Amelia. We also own and operate the California Mille, RADwood, Concours d'Lemons, and McCall's Motorworks Revival at Pebble Beach. These events provide us with a distinctive ability to present ourselves to hundreds of thousands of automotive enthusiasts and extend media, activations, and social opportunities.
•DriveShare is the first peer-to-peer rental platform for collector and cool vehicles from all eras. Founded in 2017, DriveShare provides a source of income for owners and gives renters an affordable way to drive the cars of their dreams. DriveShare has become an ideal way for us to reach a younger generation, as well. The largest segment of renters on the platform is 25 to 29 years old.
•Motorsport Reg, acquired in 2019, is another example of a revenue generating business that complements our ecosystem by expanding our relevance into an adjacent automotive market (motorsports events), while diversifying revenue streams. Motorsport Reg is a motorsport membership, licensing and event online management system that automates event listings, registration, and payment processing for all types of motorsport events ranging from small social gatherings to large participatory motorsport events.
•Hagerty Garage + Social is a growing nationwide platform of premium, climate-controlled clubhouses and car storage facilities. This platform gives us a physical brand experience capability across six strategic markets in the U.S. and Canada. Garage + Social locations are currently in Bedford Hills, New York; Chicago, Illinois; Miami, Florida; Del Ray Beach, Florida; Redmond, Washington; and Burlington, Ontario. At these locations, members can store their collector vehicles, admire other car lovers’ stored vehicles and interact with similarly-minded automotive enthusiasts, and experience events, activations and content in a branded, controlled unique setting.
•Hagerty Marketplace, recently announced in January 2022, will expand and centralize our portfolio of automotive-focused offerings, including HVT and DriveShare. The Marketplace team will serve car enthusiasts by offering new services for buying and selling collector cars. New product launches are expected later this year. The market for buying and selling collectible cars is substantial, encompassing live and time-based digital auctions, private dealer sales, financing, and for-sale-by-owner classifieds. The global vehicle market is about 73 million, with 43 million in the U.S. alone. In 2021, we observed 280,000 buy/sell vehicle transactions representing $9.5 billion in total value trading hands in our U.S. insurance book, or approximately 1% of the U.S. market value. We believe we can differentiate from other platforms and services by injecting a higher level of trust into this marketplace.

This array of products and services serves not only as part of our growth strategy and market expansion but also to diversify revenue streams for the future.

We serve enthusiasts how and where they wish to be served.

We are always there for our members — As evidenced by our exceptional NPS of 82, our high-engagement insurance model surprises and delights members. Whether through our call center, our geographic field distribution team, or online, our members know that we are always there for them, wherever and however they wish.

We deliver value — While many people come to us for our specialty insurance and protection programs, we uncover many other opportunities to deliver value that no other insurance organization does, including peer-to-peer collector car rentals; collector car storage, social membership experiences; exclusive experiences, and more. All of these membership benefits place our insurance offerings in a competitively distinctive position relative to our competitors.

We’re enthusiasts, too — At Hagerty, we engage collectors all year long on show fields, at tracks, and at events that are centered around our members’ passions — cars and driving. Our team’s own passion and knowledge about cars creates a shared affinity with members. In this way, we also become of greater value to agents and brokers by serving as a relationship connector.

We have a strategic approach to partnerships that drives growth.

Our focused market discipline reduces competitive threats — Most insurance companies offer and compete for multi-line insurance: auto, property, liability, yacht, aircraft, and other exclusive collectables. Our focus on collector vehicle products and services reduces competitive threats for partners and raises their confidence in trading with us. Furthermore, we focus our investments on developing capabilities that serve the interests of the car enthusiast market. This depth and discipline of focus has enabled us to maintain a “neutral” and non-threatening partner of choice position with the highest quality automobile insurance companies in the market.

Our approach to partnerships enables mutual and complimentary growth — Partners tell us that our focus on the collector car space allows them to focus on other parts of their business portfolios. We then align financial interests so both parties enjoy a gain-share approach to the relationship, which creates more intimate institutional bonds. When our partners win and grow, we do as well. We take great care to build partnerships with firms who share our cultural principles and intense focus on customer service. Feedback from and growth rates with our largest partners suggest this approach works for them.

Agents and brokers gain client intimacy capability with us — One of the greatest competitive threats agents and brokers face is the battle against “ordinary.” With over 45,000 independent agent and brokers in the U.S. alone, it can be challenging for these firms to create a memorable or distinctive experience for insurance buyers. We are often told by agents and brokers that partnering with us to bring value and joy to their enthusiast clients is unmatched in the marketplace. Our high-engagement and experiential approach to the market is often co-branded by our agents/brokers to deliver enthusiasts an experience the agent/broker could not deliver themselves. As a result, both brands benefit together in longer-lasting and more intimate client relationships.

We have robust data science capabilities created from our proprietary first-party data.

We have a number of proprietary data capabilities that allow us to fully understand our membership base and to leverage data for the benefit of our members. Our data also allows us to identify and create new value streams for the enthusiast community. Our Automotive Intelligence is a capability that encompasses sale and auction data to create the HVT and our Hagerty Insider market intelligence reports and content. HVT and Hagerty Insider are the benchmarks of the industry in collector vehicle valuation, market intelligence reports and buyers’ guides. In addition, Hagerty Insider and HVT are among the top lead generation pipes for the insurance premium revenue stream of our business.

HVT includes more than 16 years of pricing and vehicle data for approximately 40,000 collector cars, trucks, vans, and motorcycles from the post-war era to present. As a result, we have trusted and dynamic valuation data. From live auctions to historical data, we believe we are the go-to source for auto enthusiasts looking to value their current car or their dream car. Enthusiasts are able to see current and past values for a vehicle in order to understand not just what a car is worth today, but also where it may be headed in the future.

The Hagerty Media site, DriveShare, Hagerty Insider site and other owned digital properties serve as robust collectors of data centered on the engagement of auto enthusiasts for both existing and prospective members, allowing us to efficiently and effectively recruit new members to its ecosystem. This, combined with the detailed data involved in writing insurance policies, provides us with an insightful view of the consumer, their interests, and their needs, allowing for effective and efficient marketing of its product and services.

Our Technology Platforms

Our proprietary technology platforms are a key competitive advantage. Unlike many other companies, we have developed our core technologies in-house. This includes our policy management system and product definition and rating engine. This enables us to respond to market opportunities as rapidly as possible, without roadmap dependency on third-party policy management systems. With this capability, we can deploy a range of risk scenarios to have full control over our object models and data model. We are also able to integrate with a wide variety of best-in-class third-party technologies on our own terms.

For our membership offerings, we have developed a bespoke, cloud-native platform ("Omni") that manages all aspects of member tiering and benefits. This system is designed to sync with our customer relationship management implementation and our core insurance platform. This primary technology capability allows us to continue to drive a robust “affinity experience” that is a key competitive advantage. Omni offers modern RESTful APIs for building applications across any channel, including our mobile applications.

We have significantly invested in our data infrastructure, including an Amazon Web Services-based enterprise data hub and Snowflake data lake. We utilize our data to improve, in real-time, how our employees interact with our members, how we digitally interact with our members, and how we use data to enhance our digital products to make them more compelling. This infrastructure is a key component of our marketing technology capability and can power a range of scenarios and features. For targeted marketing/re-marketing, all touch-points from across the organization can be fed to our customer data platform. This includes impressions and conversions from marketing tools. This data can be used to enable data-driven effective and efficient marketing to ensure we are sending relevant content to our members and prospects.

Our mobile app was noted by Google as being a marquee example of Flutter. Flutter is Google’s UI toolkit for building natively compiled applications for mobile, web, desktop, and embedded devices from a single codebase. Members get a rich, native experience while our developers all work from within a single code project, mitigating the need to have redundant iOS and Android teams developing duplicates of the same functionality. Today, the Flutter app allows customers to search vehicle valuations and live auction results. In active development are robust roadside support capabilities and member management features. Push notification capability allows us to programmatically interact with members based on a wide range of marketing scenarios.

We have developed supporting technologies that further drive our competitive advantage as an automotive enthusiast brand leader. To support our investments in auto shows and popular Concours events, we have developed a digital platform that allows entrants to digitally submit their vehicles for consideration while allowing administrators the ability to manage the entire acceptance workflow. To support our entry into the peer-to-peer commercial environment and facilitate the experience of driving a classic car, we have developed an innovative two-sided marketplace called DriveShare. This platform enables owners to share and profit from their classic car investments while fueling the automotive hobby for enthusiasts who want to enjoy driving fun and different cars that aren’t available anywhere else. All scheduling, booking, listing, billing, and administration are supported within the platform.

Competition

We believe that our business model and ecosystem of integrated products is unique. While there are a number of other specialty insurance companies that offer collector vehicle insurance, we do not view these companies as significant competitors. We experience some competition in the larger standard auto insurance market. However, in lieu of competing with standard auto insurance carriers, we have formed relationships with them to offer their customers our membership subscription model coupled with our specialty insurance products. Through relationships with auto insurance carriers, we provide a high-touchpoint experience resulting in more appropriate levels of cost coverage and higher overall service satisfaction of members. We are also able to offer our insurance carrier partners incremental growth, protection of the insurance bundle, specialized claims handling, and valuation expertise.

Our Operating Model

In order to maximize our competitive advantage, our operating model keeps people that love cars like we do at the center of all we do. We focus on five specific dimensions that we knit together to create our Flywheel Effect. This is our model for how we think and act long-term and operate on a daily basis. These five dimensions include:

•H-Factor Hospitality—We treat our members, fans, and investors like family;
•Collaborate to Win—We strive to build alliances to deliver exponential growth;
•Engaging Experiences—We create lifelong fans by creating new and better physical and digital products for people who love cars like we do;
•Digitally Driven Thinking—Our design-based thinking and user-centric focus helps us stay agile and resilient; and
•Growth Mindset Culture—We invest in the personal and professional growth of our team, which in turn makes us a better company.

How it works

The Flywheel

We will always think and act long-term, put enthusiasts at the center of our strategy and create a culture built on improving each and every day

H-Factor Hospitality
Treat our fans like family
1. Friendly
2. Knowledgeable
3. Helpful
Growth Mindset Culture
Invest in bar raising leaders
1. Attract
2. Grow
3. Retain
Collaborate to Win
Over deliver and build trust
1. Long-term partnerships
2. Build alliances for exponential growth
3. Fuel the car industry
Digitally Driven
Design thinking based innovation
1. User-experience centric
2. Agile, flexible, resilient
3. Business transformative
Engaging Experiences
Create life-long fans
1. Blend of physical & digital
2. Curated and immersive
3. Informative and entertaining
Purpose
Save driving and car culture
Engine
Recurring revenue bundle
Enthusiast
Best at
Authentic community engagement

The Flywheel

Our operating model drives loyalty and retention by engaging, entertaining, and connecting with members in many more ways than through a regular insurance transaction. We measure this in part by our overall NPS of 82, which is more than double the insurance industry average. We also measure loyalty through our member retention rate. Retention is a measure of how many of our members continue to do business with us year over year. We have maintained an average retention rate of 90% over the past ten years, which is more than 10% above the insurance industry average.

We believe our digitally driven thinking further drives member loyalty and engagement and reduces user friction. We are investing in state-of-the-art digital user experience platforms and interfaces to support our growing membership base. We are pairing the digital and physical worlds by integrating our approach to both of those worlds. We are investing in new programs that further enhance our membership experience and provide additional member value. For example, in 2017, we launched DriveShare; in 2019, as part of our ongoing commitment to investing in and growing the world of motorsports, we acquired Motorsport Reg; in 2020 we formed a joint venture to build out Hagerty Garage + Social; and in 2022, we invested in a joint venture to create a marketplace leadership team to both expand, integrate, and centralize our portfolio of automotive-focused offerings, including HVT and DriveShare.

We believe we are positioned well to serve the large and growing market of automotive enthusiasts by leveraging our visionary thought leadership, genuine car culture, industry leading business model and omnichannel distribution.

Our Growth Strategy

Our growth strategy builds on our strengths of creating high-engagement and high-trust interactions and combining them with our numerous data driven advantages. The combination of our scalable omnichannel distribution strategy and innovative membership model has supported a strong rate of growth. Our average revenue three year CAGR was approximately 27%.

We estimate that in the U.S. alone there are 43 million insurable collectible vehicles. Globally, we provide insurance for more than two million vehicles and interact with more than 2.4 million members. Our insurance business model positions us to control the pricing and underwriting of the subject insurance policies, benefit from steady fee-based income, and engage directly with consumers, with our broker and agent partners, or through our strategic insurance partners. We believe our capabilities position us to capture more of the large and growing enthusiast market.

Our omnichannel distribution of our insurance services is a strategic advantage that allows us to unlock the entire total available market and engage with our members. Our distribution model has three components — direct distribution, agency and broker distribution and distribution through our national insurance partners. Approximately 45% of our sales are generated through direct distribution, where our membership model initiates a significant percentage of new business flow. Approximately 32% of sales are generated through our agency and broker channel through our relationships with over 45,000 independent brokers and agents, including 10 of the top 10 brokers in the U.S. by revenue. The remaining 23% of sales are generated through our national insurance partners. We maintain partnerships with nine of the top 10 insurance carriers in the U.S. We believe the percentage of sales generated from our national insurance partner relationships will grow over time as we begin to earn revenue from newly formed partnerships such as the recently announced alliance with State Farm Mutual Automobile Insurance Company ("State Farm").

For our national insurance partners, our business model is attractive because we offer a full-service solution for their specialty customers and their specialty cars. We handle product development and pricing, sales and service, underwriting and claims services on behalf of our underwriting carriers, and we offer member benefits tailored to the enthusiast all through our proprietary technology and by our sales and service teams.

This approach results in a strong economic model with fees generated as an MGA and earned premium from our wholly owned single cell captive reinsurance subsidiary, Hagerty Re. Our reinsurance capabilities allow us to efficiently deploy capital and create steady, consistent underwriting results. Our deliberate approach to managing risk and employing actuarial discipline to the underwriting process results in an attractive average Loss Ratio of 41% over the last three years. This compares extremely favorably to the overall auto insurance average of 71%.

Revenue from subscriptions and memberships creates multiple points of economic capture, a recurring revenue stream, and an immersive platform to engage with enthusiasts and promote the passion for driving. As of December 31, 2021, HDC had approximately 719,000 paid members. We sponsor, own or create more than 2,500 automotive events annually.

Seasonality

Due to our significant North American footprint, our revenue streams, and in particular, commission and fee revenue, exhibit seasonality peaking in the middle of the second calendar quarter and diminishing through the rest of the year, with the lowest relative level of commission and fee revenue expected to occur in the fourth calendar quarter and beginning of the first calendar quarter. We expect to experience seasonal and other fluctuations in our quarterly operating results, which may not fully reflect the underlying performance of our business. Refer to Note 24 — Quarterly Financial Information (unaudited) in Item 8 of Part II of this Annual Report on Form 10-K for additional information on quarterly results.

Investments

Our portfolio of investable assets is primarily held in cash, short-term investments, and Canadian Sovereign and Provincial fixed income securities. We manage the portfolio in accordance with investment policies and guidelines approved by our board of directors (the "Board"), in consultation with legal counsel and as may be required to be approved by applicable regulatory authorities. We have designed our investment policy and guidelines to provide a balance between current yield, conservation of capital, and liquidity requirements of our operations setting guidelines that provide for an investment portfolio that is compliant with insurance regulations applicable to jurisdictions in which we operate.

Intellectual Property

We believe our intellectual property rights are valuable and important to our business. We rely on trademarks, patents, copyrights, trade secrets, license agreements, intellectual property assignment agreements, confidentiality procedures, non-disclosure agreements, and electronic and physical security measures to establish and protect our proprietary rights. Though we rely in part upon these legal, contractual, and other protections, we believe that factors such as the skill and ingenuity of our employees and the functionality and frequent enhancements to our platform are large contributors to our success in the marketplace. We intend to pursue additional intellectual property protection on such enhancements to the extent we believe it would be beneficial and cost-effective.

As of December 31, 2021, we have one issued patent in the U.S. and one in Canada. The issued patents generally relate to our vehicle information number decoder, which allows us to determine vehicle configuration details and associated vehicle values. The issued patents are expected to expire between August 2030 and May 2031. We continually review our development efforts to assess the existence and the ability to protect new intellectual property.

We have trademark rights in our name, our logo, and other brand indicia, and have trademark registrations for select marks in the U.S., Canada, United Kingdom ("U.K."), European Union ("E.U.") and Australia. We have copyrights for our media and entertainment content and registered copyrights for our vehicle information tools in the U.S. We also have registered various domain names related to our brand for websites that we use in our business, including Hagerty.com.

Although we believe our intellectual property rights are valuable and strong, intellectual property rights are sometimes subject to invalidation or circumvention. Refer to the sections titled “Risk Factors — Risks Related to Our Business — Our intellectual property rights are extremely valuable and if they are not properly protected, our products, services, and brand could be adversely impacted.” within Part I, Item IA — Risk Factors, in this Annual Report on Form 10-K for additional information.

Employees and Human Capital Resources

Our culture is shaped by our people and is a strategic advantage for us. Our strategy involves surrounding our teams with great people, providing challenging and meaningful work, and investing in their growth to become their best selves. We seek to hire the best and set them up for success with individualized training and career development. Our objectives include effectively identifying, recruiting, retaining, incentivizing, and integrating our existing and additional employees. Our compensation programs are designed to support these objectives and will be enhanced through the granting of stock-based compensation awards.

As of December 31, 2021, we have 1,668 total employees and 1,635 full-time employees. None of our employees are represented by a labor union or covered by collective bargaining agreements. We have not experienced any work stoppages. We are recognized as having a highly engaged workforce as evidenced by the receipt of the Gallup Exceptional Workplace Award in 2021. This award is Gallup’s premier recognition for the highest level of employee engagement in workplace cultures, presented only to organizations that meet rigorous standards of excellence. We have consistently been a Certified “Great Place to Work” over the past five years.

Diversity and Inclusion

Our diversity and inclusion objective is to be a company where each of us genuinely belongs, is respected and valued, and can do our best work. We take this to heart not just within our Company, but also within the broader automotive enthusiast community.

To help achieve our internal goals, we focus on attraction, retention and development at all levels. This means that we will ensure fair and transparent processes in talent assessment and hiring, performance management and career progression and retention. We are working to create a stronger sense of inclusion and belonging for our employees in general with a lens on representation. Engagement and belonging are fueled by having a meaningful connection to others and opportunities to grow and develop our careers. Across all of these dimensions, we are committed to building programs, systems and tools that foster greater belonging.

We intend to continue to invest and further develop our leadership training and support to ensure that all leaders — those promoted, developing or hired — understand how to lead, keeping our diversity and inclusion principles top of mind in every aspect of their role.

Compensation

Our compensation programs are designed to attract, retain and motivate talented, deeply qualified and committed individuals who believe in our mission, while rewarding employees for long-term value creation. We have a pay-for-performance culture in which employee compensation is aligned to company performance, as well as individual contributions and impacts. Our employee stock purchase plan (the "2021 Employee Stock Purchase Plan") and the potential for stock-based compensation awards through our equity incentive plan (the "2021 Equity Incentive Plan") are designed to align employee compensation to the long-term interests of our stockholders, while encouraging them to think and act like owners. While we are still evolving our programs and practices, we strive for a fair, competitive, transparent and equitable approach in recognizing and rewarding our employees.

Health and Wellness

The health and wellness of our employees and their families is integral to our success. We have a comprehensive benefits program to support the physical, mental and financial well-being of our employees. We have a self-insured medical plan in which our employees pay approximately 25% of the monthly estimated premiums. In addition to core medical, we offer maternity and paternity benefits to help employees who are looking to grow their family. To support the mental health of our employees, we offer clinical care providers at no cost to them.

In response to COVID-19, we transitioned to a remote workforce to help protect the health and wellness of our employees while continuing to provide the proper support to our clients and customers. We recognize that these are trying times for everyone, including our employees. To support our employees through this time, we introduced additional programs focused on mental and physical health, and balancing the demand of work and personal family needs.

Distribution, Marketing and Strategic Relationships

Distribution Partnerships

In addition to our direct sales efforts and independent channels, we market our insurance products through several insurance distribution partners. For the year ended December 31, 2021, approximately 16% of our commission revenues globally were attributable to four of our distribution partners. For two of these distribution partners, we have 10-year arrangements, one of which has an expiration date in 2029 and the other in 2030. The other two distribution partnerships have shorter durations. Under three of these arrangements, we generally make our specialty classic and collector motor vehicle insurance products and related services available to the carrier’s brokers and producers either directly or through an intermediary brokerage. The carrier’s brokers then refer or present to us the brokers’ clients who cannot obtain through the carrier itself the types of specialty classic or collector motor vehicle insurance products and services the client needs or wants. We pay the carrier’s brokers/producers a direct commission for business placed with the carrier and pays an additional administrative fee in circumstances where an intermediary brokerage refers the business to the carrier. Under the other distribution partner relationship, we serve as the carrier’s exclusive managing general underwriter for classic and collector motor vehicle insurance products written through the carrier in Canada. The carrier’s broker network submits business to us to underwrite and administer for the carrier, or we process direct business for the carrier.

Alliance Agreements

Markel Alliance

Markel is the ultimate parent company for Essentia Insurance Company ("Essentia"), which serves as the dedicated carrier for our affiliated U.S. and U.K MGA subsidiaries specialty classic and collector vehicle insurance program. Essentia writes no other business and is exclusive to our MGAs. Under this arrangement, we are licensed and appointed as Essentia’s MGA and is authorized to develop product, market, produce, underwrite, service, and perform claims services for the policies written through Essentia. State laws govern many of the activities under this relationship and, in addition to appropriate carrier licensing requirements, our MGAs must maintain the appropriate licensing as a producer and, where required, as an MGA, plus additional requirements in some states for claims adjusting.

Essentia cedes risk through quota share reinsurance agreements to our key insurance distribution partners with the retained premium being 100% ceded to its affiliate, Evanston Insurance Company ("Evanston"). Evanston, in turn, cedes a portion of this business it reinsures from Essentia, to Hagerty Re. For Evanston to take credit for reinsurance under applicable state law, Hagerty Re maintains funds in trust for the benefit of Evanston. The Markel and Hagerty agreements governing the relationship expire at the end of 2030 and include extension periods.

Aviva Canada Alliance

In 2020, Hagerty Canada and Aviva Canada Inc. ("Aviva") revised their existing relationship, that was started in 2013, by entering into a new alliance agreement where we would continue to provide managing general underwriting services for Aviva’s Canadian subsidiary, Elite Insurance Company. As part of that agreement, Hagerty Canada purchased certain policies from an Aviva controlled agency. The relationship with Aviva in Canada is exclusive except that in the Quebec province, the business is produced through a third-party insurance agency that carries the appropriate licenses and authority to submit business to Elite Insurance Company. Hagerty Canada receives compensation in the form of a broker commission. Hagerty Canada also is paid a commission for commercial business. In connection with the new alliance agreement, Elite Insurance Company and Hagerty Re entered into a quota share reinsurance agreement. The initial term of the agreements with Aviva expire in 2030 and include a 5-year extension. Canadian provincial laws govern many of the activities under this relationship and, in addition to appropriate carrier licensing requirements, Hagerty Canada must maintain the appropriate licensing.

State Farm Alliance

We entered into a long-term master alliance agreement with State Farm in 2020 to establish an alliance insurance program where State Farm’s customers, through the State Farm agents, would have access to our features and services beginning in 2022. The State Farm Classic+ policy will be offered through State Farm Classic Insurance Company, a new wholly owned subsidiary of State Farm dedicated to the alliance, subject to any applicable state regulatory review and approval. The State Farm Classic+ policy is expected to be available in most states in 2023. Hagerty Insurance Agency, LLC will be paid a commission under the managing general underwriter agreement and ancillary agreements for servicing the State Farm Classic+ policies along with fee revenue for HDC connected with our membership products and services that, in connection with the State Farm Classic+ policy, will be made available to State Farm customers. The State Farm agreements governing the relationship will expire 10 years after our insurance program is underway and includes a 5-year extension.

Business Combination

We have been growing for close to four decades. The latest significant step in our growth happened in 2021 when we became a public company. On December 2, 2021 (the "Closing"), The Hagerty Group completed a business combination pursuant to the Business Combination Agreement with Aldel and a subsidiary of Aldel, Aldel Merger Sub LLC ("Merger Sub"), a Delaware limited liability company. On December 3, 2021, our Class A Common Stock and Public Warrants began trading on the NYSE under the new trading symbols "HGTY" and "HGTY.WS", respectively.

Pursuant to the terms of the Business Combination Agreement (1) Merger Sub was merged with and into The Hagerty Group, whereupon the separate limited liability company existence of Merger Sub ceased to exist and The Hagerty Group became the surviving company and continues to exist as a Delaware limited liability company, (2) the existing limited liability company agreement of The Hagerty Group was amended and restated to, among other things, make Aldel a member of The Hagerty Group, and (3) Aldel changed its name from Aldel Financial Inc. to Hagerty, Inc.

Following the Closing, Hagerty, Inc. is organized as a C corporation and owns an equity interest in The Hagerty Group in what is commonly known as an "Up-C" structure. Under this structure, substantially all of Hagerty, Inc.'s assets and liabilities are held by The Hagerty Group. As of December 31, 2021, Hagerty, Inc. owned 24.7%, HHC owned 52.8%, and Markel owned 22.5%, of The Hagerty Group, respectively. The following chart summarizes this organizational structure following the Closing and as of December 31, 2021. This chart shows stockholders that own more than 5% of our Class A Common Stock and our warrant holders and is provided for illustrative purposes only. It does not purport to represent all legal entities owned or controlled by us:

Refer to Note 1 — Summary of Significant Accounting Policies and New Accounting Standards and Note 6 — Business Combination in Item 8 of Part II of this Annual Report on Form 10-K for additional information on the Business Combination.
ITEM 1A: RISK FACTORS

Described below are certain risks that we believe are applicable to our business and the industry in which we operate. Investors should read carefully the following factors as well as the cautionary statements referred to in "Cautionary Statement Regarding Forward-Looking Statements" herein. If any of the risks and uncertainties described below or elsewhere in this Annual Report on Form 10-K actually occur, our business, financial condition or results of operations could be materially adversely affected.

Risk Factors Summary

Our business is subject to numerous risks and uncertainties of which you should be aware. Among others, these risks relate to:

•our ability to compete effectively within our industry and attract and retain members;
•our dependence on a limited number of insurance distribution and underwriting carrier partners;
•our ability to prevent, monitor and detect fraudulent activity, including our reliance on a limited number of payment processing services;
•disruptions, interruptions, outages or other issues with our technology platforms or our use of third-party services;
•our reliance on a highly skilled and diverse management team and workforce and a unique culture;

•the limited operating history of some or our membership products and the success of any new insurance programs and products we offer;
•our susceptibility to interest rate fluctuations;
•our ability to continue to develop, implement, and maintain the confidentiality of our proprietary technology and prevent the misappropriation of our data;
•adverse impacts from the COVID-19 pandemic and current and future variants of the virus;
•the cyclical nature of the insurance business and our dependence on our ability to collect vehicle usage and driving data;
•unexpected increases in the frequency or severity of claims;
•our reinsurers may not pay claims on a timely basis, or at all, which may materially adversely affect our business, financial condition, and results of operations;
•unexpected changes in the interpretation of our coverage or provisions, including loss limitations and exclusions;
•compliance with the numerous laws and regulations applicable to our business, including state, federal and foreign laws relating to insurance and rate increases, privacy, the internet and accounting matters;
•our only material asset is our interest in The Hagerty Group, and, accordingly, we will depend on distributions from The Hagerty Group to pay our taxes, including payments under the TRA;
•whether investors or securities analysts view our stock structure unfavorably, particularly our dual-class structure;
•HHC controls us, and its interests may conflict with ours or yours in the future;
•we will be a “controlled company” within the meaning of the NYSE listing requirements, as a result, we will qualify for, and intend to rely on, exemptions from certain corporate governance requirements; and
•our common stock, including trading price declines from missed earnings guidance, trading volatility, lack of dividends, and anti-takeover provisions in our governing documents.

Risks Related to Our Business

We have experienced significant member growth over the past several years, and our continued business and revenue growth are dependent on our ability to continuously attract and retain members and we cannot be sure we will be successful in these efforts, or that member retention levels will not materially decline.

If consumers do not perceive our service offerings to be of value, including if we introduce new or adjust existing features, adjust pricing, coverage or service offerings, or change the mix of offerings in a manner that is not favorably received by consumers, we may not be able to attract and retain members. We may, from time to time, adjust the pricing or the pricing model itself, which may not be well received by consumers, and which may result in existing members canceling their membership or obtaining services from a competitor and may result in fewer new members joining our programs. In addition, many of our members are referred to us through word-of-mouth from existing members. If our efforts to satisfy our existing members are not successful, we may not be able to attract members, and as a result, our ability to maintain and/or grow our business will be adversely affected.

A large percentage of our revenues are derived from sales through direct-to-consumer sales, including through digital channels. If we fail to meet consumer expectations for the customer experience through digital or other sales channels, our growth may be impacted through the loss of existing members or inability to attract new members

A large percentage of our products and services are distributed through a few relationships and the loss of business provided by any one of them could have an adverse effect on us.

In addition to our direct sales efforts and independent channels, we market our insurance products through several insurance distribution partners. For the year ended December 31, 2021, approximately 16% of our commission revenues globally were attributable to four distribution partner marketing relationships. For two of these distribution partners, we have 10-year arrangements, one of which has an expiration date in 2029 and the other in 2030. The other relationships have shorter durations. Upon expiration or termination of these agreements, these partners may decide not to continue to distribute our products and services or may be unwilling to do so on terms acceptable to us. For a more complete discussion of our distribution partnerships, refer to the section titled “Distribution, Marketing and Strategic Relationships” within Part I, Item 1 — Business, in this Annual Report on Form 10-K. If we are not successful in maintaining existing relationships and in continuing to expand our distribution relationships, or if we encounter regulatory, technological, or other impediments to delivering our services to members through these relationships, our ability to retain members and grow our business could be adversely impacted. In addition, the broker/agent relationships many of the partners we work with may change and their own internal strategy about how products are marketed may change, and, where we do not have exclusivity, we face competition by providers who seek to build or strengthen the relationships without distribution partners, which could cause a loss of focus on or exposure to our products and services, adversely impacting new sales.

The COVID-19 pandemic has caused, and may continue to cause, a disruption to our operations and may impact our business, key metrics, and results of operations in numerous ways that remain unpredictable.

The effects of the COVID-19 pandemic, and current and future variants of the virus, and U.S. and international responses, are wide-ranging, costly, disruptive and rapidly changing. COVID-19 has had, and may continue to have, material effects on our operations. Factors that give rise, or may give rise, to those effects include, or may include, the following, as well as others that we cannot predict.

•Executive, legislative or regulatory mandates or judicial decisions which are unknown to us that may require increased levels of insurance or may extend the scope of insurance coverages.
•Regulatory actions such as:
•prohibiting or postponing the cancellation or non-renewal of insurance policies in accordance with policy terms or requiring renewals on current terms, conditions, previous rates, or at a rate decrease;
•requiring the coverage of losses irrespective of policy terms or exclusions;
•requiring or encouraging premium refunds;
•granting extended grace periods for premium payments; and
•extending due dates to pay past due premiums.
•Disruptions, delays, and increased costs and risks related to working remotely, having limited or no access to our facilities, workplace re-entry, employee safety concerns, and reductions or interruptions of critical or essential services. Those effects may include, among others:
•exposure to additional and increased risks related to internal controls, data security, and information privacy, for both us and for our suppliers, vendors, and other third-parties with whom we do business;
•illnesses suffered by key employees, or a significant percentage of our workforce or the workforce of our agents, brokers, suppliers, or outsourcing providers, which could prevent or delay the performance of critical business functions;

•illnesses suffered by employees who have continued to work, or who have or will return to work, in our facilities may expose us to increased risk of employment related claims and litigation;
•reduced demand for our insurance and non-insurance products, events, and services due to reduced global economic activity, which could adversely impact our revenues and cash flows; adverse impacts on our revenues and cash flows due to premium refunds or delayed receipt of premium payments or delayed payment of reinsurance recoverables; and
•expedited claims payments in response to regulatory requirements.
•Increases in the number of potential fraudulent claims made under insurance policies due to the economic hardships experienced by companies and individuals as a result of COVID-19.
•Increases in local, state, and federal taxes to pay for costs incurred by governmental expenditures associated with COVID-19.

One or more of these factors resulting from the COVID-19 pandemic, and others we cannot anticipate, could have material adverse effects on our financial condition and results of operations; and the extent of these effects will depend, at least in part, on the scope, severity, duration, and subsequent recurrences of the pandemic. In addition, we may take steps to mitigate potential risks or liabilities that may arise from COVID-19 and related developments, and some of those steps may have a material adverse effect on our financial condition and results of operations. Even if an unfavorable outcome does not materialize, these factors and actions we may take in response may have a material adverse impact on our reputation and result in substantial expense and disruption.

In addition, it is important to note and emphasize, COVID-19 also may have the effect of triggering or intensifying many of the risks described elsewhere in the Risk Factors.

We may not be able to prevent, monitor, or detect fraudulent activity, including transactions with insurance policies or payments of claims.

If we fail to maintain adequate systems and processes to prevent, monitor, and detect fraud, including employee fraud, agent fraud, fraudulent policy acquisitions, vendor fraud, fraudulent claims activity, or if an inadvertent error occurs because of human or system error, our business could be materially adversely impacted. Fraud schemes have become increasingly more sophisticated and are ever evolving into different avenues of fraudulent activity. While we believe that any past incidents of fraudulent activity have been relatively isolated, we cannot be certain that our systems and processes will always be adequate as fraudulent activity and schemes continue to evolve. Our employees are required to take anti-fraud training, and we use a variety of tools to protect against fraud, but the trainings and these tools may not always be successful at preventing fraud.

Instances of fraud may result in increased costs, including possible settlement and litigation expenses, and could have a material adverse effect on our business and reputation. In addition, failure to monitor and detect fraud and otherwise comply with state Special Investigation Unit requirements can result in regulatory fines or penalties.

We rely on the expertise of our Chief Executive Officer, senior management team, and other key employees. If we are unable to attract, retain, or motivate key personnel, our business may be severely impacted.

Our success depends on the ability to attract, retain, and motivate a highly skilled and diverse management team and workforce. Our Chief Executive Officer is well known and respected in our industry. He is an integral part of our brand and his departure would likely create difficulty with respect to both the perception and execution of our business. Additionally, the loss of a member of our senior management team, specialized insurance experts or key personnel might significantly delay or prevent the achievement of our strategic business objectives and could harm our business. We rely on a small number of highly-specialized insurance experts, the loss of any one of whom could have a disproportionate impact on our business. Our compensation arrangements, such as our equity award programs, may not always be successful in attracting new employees and retaining and motivating our existing employees. Moreover, if and when our equity awards are substantially vested, employees under such equity arrangements may be more likely to leave, particularly if the underlying shares have seen a value appreciation.

Our inability to ensure that we have the depth and breadth of management and personnel with the necessary skills and experience could impede our ability to deliver growth objectives and execute our operational strategy. As we continue to expand and grow, we will need to promote or hire additional staff, and it may be difficult to attract or retain such individuals in a timely manner and without incurring significant additional costs. Furthermore, several members of our management team were hired recently. If we are not able to integrate these new team members or if they do not perform adequately, our business may be harmed.

Our unique culture has contributed to our success, and if we are not able to maintain this culture in the future, our business could be harmed.

Our culture supports a high level of employee engagement, which translates into a service model that produces a high level of customer satisfaction and retention. We face a number of challenges that may affect our ability to sustain our culture, including:

•failure to identify, attract, reward, and retain people in leadership positions in our organization who share and further our culture, values, and mission;
•the increasing size and geographic diversity of our workforce and our ability to promote a uniform and consistent culture across all our offices and employees;
•competitive pressures to move in directions that may divert us from our mission, vision, and values;
•the continued challenges of a rapidly evolving industry; and
•the increasing need to develop expertise in new areas of business needed to execute our growth plans and strategy.

If we are not successful in instilling our culture in new employees, or maintaining our culture as we grow, our operations may be disrupted and our financial performance may suffer.

Our future growth and profitability may be affected by new entrants into the market or current competitors developing preferred offerings.

Our business is rapidly growing and evolving, and we have many competitors across our different offerings. The markets in which we operate are highly competitive and we may not continue to compete effectively within our industry. We face competition from large, well-capitalized national and international companies, including other insurance providers, technology companies, automotive media companies, other well-financed companies seeking new opportunities, or new competitors with technological or other innovations. Many of our competitors have substantial resources, experienced management, strong marketing, underwriting and pricing capabilities. Because collector auto insurance constitutes a significant portion of our overall business, we may be more sensitive than other providers of insurance to, and more adversely affected by, trends that could decrease auto insurance rates or reduce demand for auto insurance over time, such as industry advances in mileage-based or usage-based insurance offerings, changes in vehicle technology, autonomous or semi-autonomous vehicles, or vehicle sharing arrangements. In addition, there are limited barriers to entry in the automotive lifestyle business. Accordingly, more established brands with significantly more resources may compete against us in the automotive lifestyle business in the future. If we are unable to compete effectively, we may not be able to grow our business and our financial condition and results of operations may be adversely affected.

As a result of a number of factors, including increasing competition, negative brand or reputational impact, changes in geographic mix or product mix, and the continued expansion of our business into a variety of new areas, we may not be able to continue to grow our revenues at a high rate or at all. We may also experience a decline in our revenue growth rate as our revenues increase to higher levels. Our revenue growth may be impacted if there is a deceleration or decline in demand for our products and services due to changing market dynamics or demographic shifts.

Future acquisitions or investments contain inherent strategic, execution, and compliance risks that could disrupt our business and harm our financial condition.

We may pursue acquisitions or investments to grow our business in line with our strategic objectives. Any acquisition or investment (whether for internal technology or products used or for external uses) may not achieve the desired return sought. These acquisitions or investments may also result in unforeseen liabilities or expenses, such as higher than expected costs due to market competition, regulatory approval requirements, delays in implementation, lost opportunities that could have been pursued with cash being used, litigation or regulatory enforcement post-acquisition or investment, contingent liabilities, implementation cost, misalignment of culture, loss of technology through theft or trade secrets exchanged, loss of key partners/vendors, currency exchange rate for foreign investment, timing within overall economic environment, carrying costs, and tax liabilities. Additionally, the risks from future acquisitions or investments could result in impairment charges against goodwill or increases in the liabilities on our Consolidated Balance Sheets, as well as missed earnings results.

As we continue to grow through partnerships, acquisitions, and the execution of events, we may be inherently absorbing or taking on additional risk.

Our continued involvement in event acquisitions and partnerships may give rise to increased brand and reputational risk. If we are unable to successfully onboard associated employees, contractors, and volunteers and incorporate them into our culture, we may fail to maintain continuity of experience across our event offerings. We may experience an increase in financial liability and potential litigation due to a heightened exposure inherent in the operation of public events.

We may be subject to cyberattacks, and our reliance on third party providers for technology and service mean our operations could be disrupted due to the lack of resiliency in the operations of other companies, or a breach in their obligations to us, and could impair the operability of our website and other technology-based operations.

Cyberattacks, denial-of-service attacks, ransomware attacks, business email compromises, computer malware, viruses, social engineering (including phishing) and other malicious internet-based activity are prevalent in our industry and such attacks continue to increase. We also utilize third-party providers to host, transmit, or otherwise process electronic data in connection with our business activities. We or our vendors and business partners may experience attacks, unavailable systems, unauthorized access or disclosure due to employee or other theft or misuse, denial-of-service attacks, sophisticated attacks by nation-state and nation-state supported actors, and advanced persistent threat intrusions. Despite our efforts to ensure the security, privacy, integrity, confidentiality, availability, and authenticity of information technology networks and systems, processing and information, we may not be able to anticipate, or to implement, preventive and remedial measures effective against all data security and privacy threats. The recovery systems, security protocols, network protection mechanisms, and other security measures that we have integrated into our systems, networks, and physical facilities, may not be adequate to prevent or detect service interruption, system failure, data loss or theft, or other material adverse consequences. No security solution, strategy, or measures can address all possible security threats or block all methods of penetrating a network or otherwise perpetrating a security incident. The risk of unauthorized circumvention of our security measures, or those of our third-party providers, clients, and partners has been heightened by advances in computer and software capabilities and the increasing sophistication of hackers who employ complex techniques, including without limitation, the theft or misuse of personal and financial information, counterfeiting, “phishing” or social engineering incidents, ransomware, extortion, publicly announcing security breaches, account takeover attacks, denial or degradation of service attacks, malware, fraudulent payment, and identity theft.

For example, we experienced an unauthorized access into our online insurance quote system in 2021 whereby attackers used personal information already in their possession to obtain additional consumer data, including driver’s license numbers, through Hagerty's Instant Quote feature. The issue has been remediated. While none of our systems or databases were compromised or significantly disrupted as part of this incident and the costs associated with the incident and our remediation efforts were not material, we could be subject to litigation or regulatory enforcement actions, including fines or other penalties from state regulatory agencies related to this event or other cyber-attacks in the future.

If cyberattacks on our systems occur in the future our reputation could suffer irreparable harm, causing our current and prospective customers to decline to use our services. Further, we may be required to expend significant financial and operational resources in response to a security breach, including repairing system damage, increasing security protection costs by deploying additional personnel and protection technologies, and defending against and resolving legal and regulatory claims, all of which could be costly and divert resources and the attention of our management and key personnel away from our business operations.

Some of our membership products are newer and have limited operating history, which makes it difficult to forecast operating results. We may not show profitability from these newer products as quickly as we anticipate or at all.

The success of new product and service introductions depends on a number of factors, including timely and successful development, market acceptance, our ability to manage the risks associated with new product production ramp-up issues, the availability of application software for new products, the effective management of purchase commitments and vendor relationships in line with anticipated product demand, the availability of products in appropriate quantities and at expected costs to meet anticipated demand, and the risk that new products and services may have quality or other defects or deficiencies. Accordingly, we cannot determine in advance the ultimate effect of new product and service introductions and transitions. If our new products or services are not well received, or if we are unable to introduce them in a cost-effective manner, we may not be able to realize a profit on those products and services and may, in fact, recognize losses for some time. This could have an adverse effect on our financial condition and results of operations.

We are subject to payment processing risks which could adversely affect our results of operations.

We currently rely on a limited number of payment processing services, including the processing of payments from credit cards and debit cards, and our business would be disrupted if any of the vendors become unwilling or unable to provide these services to us, and we are unable to find a suitable replacement on a timely basis. If we or our processing vendors fail to maintain adequate systems for the authorization and processing of credit card transactions, it could cause one or more of the major credit card companies to disallow our continued use of their payment products. In addition, if these systems fail to work properly and, as a result, we do not charge our customers’ credit cards on a timely basis, or at all, our business, financial condition and results of operations could be harmed.

The payment methods that we offer also subject us to potential fraud and theft by criminals, who are becoming increasingly more sophisticated, seeking to obtain unauthorized access to, or exploit weaknesses that may exist in the payment systems. There are potential legal, contractual, and regulatory risks if we are not able to properly process payments. If we are unable to comply with applicable rules or requirements for the payment methods that we accept, or if payment-related data is compromised due to an incident or a breach, we may be liable for significant costs incurred by payment card issuing banks and other third parties, subject to fines and higher transaction fees, subject to potential litigation or enforcement action, or our ability to accept or facilitate certain types of payments may be impaired.

In addition, our customers could lose confidence in certain payment types, which may result in a shift to other payment types or potential changes to our payment systems that may result in higher costs. If we fail to adequately control fraudulent credit card transactions, we could face civil liability, diminished public perception of our security measures, and significantly higher credit card-related costs, each of which could harm our business, financial condition and results of operations.

As we continue to grow operations in different geographic locations, additional risk related to foreign currencies may have an impact on revenue and our results of operations.

We have foreign operations, and in some instances, collect from customers in foreign currencies. The exchange rates we use to consolidate our foreign entities may be less favorable to us than the actual exchange rates used to convert the funds into U.S. dollars. These foreign exchange risks could have a material negative impact on our financial condition and results of operations.

Our technology platforms may not function properly, which might subject us to loss of business and revenue, breach of contractual obligations, and place us out of compliance with state and federal rules and regulations.

We utilize numerous technology platforms throughout our business for various functions, including to gather customer data in order to determine whether or not to write and how to price our insurance products, to process many of our claims, to issues and service our membership products, and to provide valuation services. Our technology platforms are expensive and complex. The continuous development, maintenance, and operation of our technology platforms may entail unforeseen difficulties, including material performance problems or undetected defects or errors. We may encounter technical obstacles, and it is possible that we may discover additional problems that prevent our technology from operating properly. If our platforms do not function reliably, we may incorrectly select our customers, bill our customers, price insurance products, or incorrectly pay or deny insurance claims made by our customers. These errors could result in inadequate insurance premiums paid relative to claims made, resulting in increased financial losses. These errors could also cause customer dissatisfaction with us, which could cause customers to cancel or fail to renew their insurance policies with us or make it less likely that prospective customers obtain new insurance policies from us. Additionally, technology platform errors may lead to unintentional bias and discrimination in the underwriting process, which could subject us to legal or regulatory liability and harm our brand and reputation. Any of these eventualities could result in a material adverse effect on our business, financial condition and results of operations.

Our future success depends on the ability to continue to develop and implement technology, and to maintain the confidentiality of this technology.

Our future success depends on our ability to continue to develop, implement, and maintain the confidentiality of our proprietary technology. Changes to existing laws, their interpretation or implementation, or the introduction of new laws could impede our use of this technology or require that we disclose our proprietary technology to our competitors, which could negatively impact our competitive position and result in a material adverse effect on our business, financial condition and results of operations. In most jurisdictions, government regulatory authorities have the power to interpret and amend laws and regulations applicable to the processing of data. Such authorities may require us to incur substantial costs in order to comply with such laws and regulations. Regulatory statutes are broad in scope and subject to differing interpretation. In some areas of our business, we act on the basis of our own or the industry’s interpretations of applicable laws or regulations, which may conflict from jurisdiction to jurisdiction. In the event those interpretations eventually prove different from the interpretations of regulatory authorities, we may be penalized or precluded from carrying on our previous activities. Our errors and omissions in insurance coverage covering certain security and privacy damages and claim expenses may not be sufficient to compensate for all liabilities we may incur.

We may not be able to prevent or address the misappropriation of Hagerty-owned data.

From time to time, third parties may misappropriate our data through website scraping, bots, or other means and aggregate this data on their websites with data from other companies. In addition, copycat websites or mobile apps may misappropriate data and attempt to imitate our brand or the functionality of our website or our mobile app. If we become aware of such websites or mobile apps, we intend to employ technological or legal measures in an attempt to halt their operations. However, we may be unable to detect all such websites or mobile apps in a timely manner and, even if we could, technological and legal measures may be insufficient to halt their operations.

In some cases, particularly in the case of websites operating outside of the U.S., our available remedies may not be adequate to protect us against the effect of the operation of such websites or mobile apps. Regardless of whether we can successfully enforce our rights against the operators of these websites or mobile apps, any measures that we may take could require us to expend significant financial or other resources, which could harm our business, financial condition or results of operations. In addition, to the extent that such activity creates confusion among consumers or advertisers, our brand and business could be harmed.

Changes in social attitudes may make ownership of collector vehicles less desirable, leading to a drop in demand for our products and services.

Changing consumer preferences and social attitude toward options such as electric vehicles and/or autonomous driving could have a material impact on our business. The traditional business model of car sales is starting to be complemented by a range of diverse, on-demand mobility solutions, especially in dense urban environments that proactively discourage private-car use. This shift, along with a significant rise in the annual growth of car sharing members and autonomous and electric vehicles in the markets we currently conduct business, could have a trickle-down effect to the collector car space and create a drop in demand for our products and services, which could have a material adverse effect on our business, financial condition and results of operations.

An inadequate strategy to address and respond to issues of diversity, equity, and inclusion could leave us insufficiently prepared for significant cultural shifts affecting our marketplace and may create a negative brand image, leading to the alienation of our employees and clients.

Companies must achieve diversity if they want to acquire and retain talent, build employee engagement, and improve business performance. Diversity, equity, and inclusion have been shown to drive higher innovation, enhanced job performance, less employee turnover, and greater profits. If there is not a focus on developing a cohesive strategy to create a sense of belonging with clear and impactful diversity, equity, and inclusion initiatives, we could potentially put ourselves in a position where our brand and/or sales are impacted as a result of a failure to create a successful strategy.

In recent years, interest rates have been at or near historic lows. A protracted low interest rate environment would continue to place pressure on our net investment income, particularly as it relates to fixed income securities and short-term investments, which, in turn, may adversely affect our operating results.

Future decreases in interest rates could cause the values of our fixed income securities portfolios to decline, with the magnitude of the decline depending on the maturity of the securities included in our portfolio and the amount by which interest rates decrease. Some fixed income securities have call or prepayment options, which create possible reinvestment risk in declining rate environments.

Risks for all types of securities are managed through the application of our investment policy, which establishes investment parameters that include, but are not limited to, maximum percentages of investment in certain types of securities and minimum levels of credit quality. We cannot be certain that our investment objectives will be achieved, and results may vary substantially over time. In addition, although we seek to employ investment strategies that are not correlated with our insurance and reinsurance exposures, losses in our investment portfolio may occur at the same time as underwriting losses and, therefore, exacerbate the adverse effect of the losses on us.

We may require additional capital in the future, which may not be available or may only be available on unfavorable terms. We may also encounter difficulty in obtaining funds to meet our commitments.

We are exposed to the credit risk, or liquidity risk, through our banking partners. If we were to experience operating losses and are not able to generate additional liquidity through a capital raise or other cash infusion, we may need to secure additional sources of funds, which may or may not be available. Additionally, a failure to generate additional liquidity could negatively impact our ability to operate our business.

To the extent that cash flows generated by our operations are insufficient to fund future operating requirements, or that our capital position is adversely impacted by a decline in the fair value of our investment portfolio, losses from catastrophe events or otherwise, we may need to raise additional funds. We also may be required to liquidate fixed maturity securities, which may result in realized investment losses. Any further sources of capital, including capacity needed for letters of credit, if available at all, may be on terms that are unfavorable to us. Our access to additional sources of capital will depend on a variety of factors, such as market conditions, the general availability of credit, the availability of credit to the industries in which we operate, our financial condition, results of operations, credit ratings and credit capacity, as well as pending litigation or regulatory investigations. Our ability to borrow under our revolving credit facility and letter of credit facilities is contingent on our compliance with the covenants and other requirements under those facilities. Similarly, our access to capital may be impaired if regulatory authorities or rating agencies take negative actions against us. Additionally, to reduce the risk of a bank failure, we engage only with high-quality counterparties with high credit ratings. Our inability to obtain adequate capital when needed could have a negative impact on our ability to invest in, or take advantage of opportunities to expand our businesses, such as possible acquisitions or the creation of new ventures, and inhibit our ability to refinance our existing indebtedness on terms acceptable to us. Any of these effects could have a material adverse effect on our financial condition and results of operations.

Our day-to-day operations create transactions, events, and conditions that may give rise to the need for accounting estimates to be recognized or disclosed in the financial statements. There is a risk that these estimates could create a material misstatement for accounting purposes.

The preparation of the financial statements requires our management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. We evaluate our significant estimates on an ongoing basis, including, but not limited to estimates related to provision for unpaid for losses and loss adjustment expenses, change in fair value of warrant liabilities, and payments due under the TRA. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Significant estimates that are susceptible to notable changes in the near term relate to provisions for unpaid losses and loss adjustment expenses (including IBNR), significant inputs in the warrant fair value valuation model and tax estimates within the TRA liability. Although some variability is inherent in these estimates, we believe that the current estimates are reasonable in all material respects. These estimates are reviewed regularly and adjusted as necessary. Adjustments related to changes in estimates are reflected in our results of operations in the period in which those estimates changed.

Risks Related to Our Insurance Services

The insurance products that we develop and sell for our underwriting carriers are subject to regulatory approval, and we may incur significant expenses in connection with the development and filing of new products before revenue is generated from new products.

The insurance products that we develop and sell require regulatory approvals in each respective jurisdiction. This product development and filing cycle can take time. The product development and filing process can be challenging and expensive. The process can also be delayed, given the unknown timelines in which insurance departments might take to review and approve filings. Questions and objections from insurance departments can also delay the product launch date. Moreover, there could be an inability to obtain regulatory approval on a product filing.

The nature of the product development and filing cycles may cause us to experience delays between the time we incur expenses associated with research and development and the time we generate revenues, if any, from the new products. If we spend a significant amount of resources on research and development, and our efforts do not lead to the successful introduction or improvement of products that are competitive in the marketplace, this could materially and adversely affect our business and results of operations.

Additionally, there could be a change in the anticipated customer demand for a product we are developing before the product is released. Customer demand could decrease after the development cycle has begun. A decrease in customer demand for a new or improved product could cause us to fall short of our sales targets, and we might not be able to avoid the substantial costs associated with the product’s development or improvement. If we are unable to complete product development and filing cycles successfully, in a timely manner, that meets customer demand for new or improved products, and generate revenues from these future products, the growth of our business could be harmed.

As a managing general agency/underwriter, we operate in a highly regulated environment for our insurance product distribution and face risks associated with compliance requirements, some of which cause us to make judgment calls that could have an adverse effect on us.

The insurance industry in which we operate is subject to extensive regulation. We are subject to regulation and supervision both federally and in each applicable local state or provincial jurisdiction. In general, these regulations are designed to protect members, policyholders, and insureds and to protect the integrity of the financial markets, rather than to protect stockholders or creditors. Our ability to conduct business in these jurisdictions depends on our compliance with the rules and regulations promulgated by federal and state or provincial regulatory bodies and other regulatory authorities. Maintaining compliance with rules and regulations is often complex and challenging, and it sometimes requires us to make determinations that require judgments regarding uncertain issues that ultimately be resolved differently than we have determined, which could have an adverse effect on us.

We may not be able to adapt effectively and timely to any changes in law.

A failure to comply with regulatory requirements, or changes in regulatory requirements or interpretations, can result in actions by regulators, potentially leading to penalties and enforcement actions, and in extreme cases, revocation of an authority to do business in one or more jurisdictions. This could result in adverse publicity and potential damage to our brand and reputation in the marketplace. In addition, we could face lawsuits by members, insureds, and other parties for alleged violations of these laws and regulations.

State insurance laws grant supervisory agencies, including state insurance departments, broad administrative authority. Canadian, Bermuda, and U.K. insurance regulators and, in the U.S., state insurance regulators and the National Association of Insurance Commissioners continually review existing laws and regulations, some of which affect our business. These supervisory agencies regulate many aspects of the insurance business, including the licensing of insurance brokers and agents and other insurance intermediaries; the handling of third-party funds held in a fiduciary capacity; and trade practices, such as marketing, advertising, and compensation arrangements entered into by insurance brokers and agents. Individuals who engage in the solicitation, negotiation, or sale of insurance, or provide certain other insurance services, generally are required to be licensed individually. Insurance laws and regulations govern whether licensees may share commissions with unlicensed entities and individuals. We believe that generally any payments we make to third parties are in compliance with applicable laws. However, should any regulatory agency take a contrary position and prevail, we will be required to change the manner in which we pay fees to individuals and entities for placing insurance policies through us.

Regulatory review or the issuance of interpretations of existing laws and regulations may result in the enactment of new laws and regulations that could adversely affect our operations or our ability to conduct business profitably. It is difficult to predict whether, and to what degree, changes resulting from new laws and regulations will affect the industry or our business.

We do business with a limited number of key underwriting carrier partners in our insurance markets, and we may not be able to find suitable replacements for our existing carriers.

We work with a limited number of carriers in the U.S., Canada, and the U.K. for our personal lines insurance products, and there is a risk that if one or more of the carriers becomes impaired or terminates its relationship with us that our profitability may be adversely affected. If a carrier partner relationship terminates or there is loss of strategic support or alignment, we may be unable to transition to a new relationship without disruption, increased cost, lost profits, or lost market share, or a combination of the foregoing.

We derive a large portion of our revenue from commissions and quota share reinsurance on the sale of personal lines insurance products in the U.S. through our exclusive relationship with Essentia, in Canada through our relationship with Aviva's Canadian subsidiary, Elite Insurance Company, and in the U.K., primarily through our relationship with Markel. If these carriers were to experience liquidity problems or other financial (such as rating agency downgrades) or operational difficulties, we could encounter business disruptions as a result, and our results of operations may suffer.

Our contract with Markel, and our contract with State Farm regarding the upcoming State Farm Classic+ program, contain provisions that allow those partners to terminate our agreements with them at any time upon the occurrence of a change of control. One of the events triggering a change of control would occur if the Hagerty family ceases to own shares representing a majority of our voting power. Accordingly, if we experience a change of control, including as a result of the Hagerty family’s sale of a sufficient number of shares to result in their controlling less than a majority of their voting power, we could lose our agreements with one or both of these partners, which could have a material adverse effect on our business, operations and financial results.

A regulatory environment that requires rate increases to be approved and that can dictate underwriting and pricing and mandate participation in loss sharing arrangements may adversely affect our financial condition and results of operations.

Political events and positions can affect the insurance market on occasion, including efforts to reduce rates to a level that may prevent us from being profitable or may not allow us to reach our goals. If the loss ratio for the insurance programs that we administer is favorable to that of the industry, regulatory authorities could impose rate restrictions, require payment of premium refunds to policyholders, or could challenge or delay efforts to raise rates. Rate changes may be required for us to achieve our goals related to profitability and return on equity. If we were to experience challenges in obtaining approvals for rate changes, that could limit us in reaching our targeted goals and profitability. For example, with COVID-19, state regulators and legislators were under increased political pressure to provide financial relief to policyholders, and several states did require premium relief/refunds, depending on loss severity and frequency, while other states highly recommended that premium relief/refunds be given to policyholders. Additionally, certain states have enacted laws that require an insurer conducting business in that state to participate in assigned risk plans, reinsurance facilities, and joint underwriting associations. Certain states also require insurers to offer coverage to all consumers, often restricting an insurer’s ability to charge the price it might otherwise charge. Laws and regulations of many states also limit an insurer’s ability to withdraw from one or more lines of insurance there, except pursuant to a plan that is approved by the state insurance department. This limitation can prolong and provide additional challenges for strategic business plans related to conversions, transfers, and book rolls. Although we are not an insurer, our business, financial condition or results of operations could be adversely affected by any of these factors, as they are applicable to the insurance programs we administer.

The underwriting companies that we work with, and our insurance agencies, are periodically subject to examinations and audits by insurance regulators, which could result in adverse findings, enforcement actions, require payments of fines or penalties, and necessitate remedial actions.

In the U.S., our insurance agencies operate as an MGA for Essentia. Essentia is currently domiciled in Missouri and has a classic auto insurance program and a classic boat insurance program in all 50 United States, plus the District of Columbia. We operate as the MGA for the programs in all 51 jurisdictions. We also operate a similar auto insurance program in Canada (underwritten by Elite Insurance Company) and in the U.K. (primarily underwritten by Markel International Insurance Company Limited, a wholly owned subsidiary of Markel).

Additionally, under its license as a Class 3A insurer, Hagerty Re must meet and maintain the relevant solvency margin, and liquidity and other ratios applicable under Bermuda law. Hagerty Re's license limits it to accepting only business produced through our managing general agency/underwriters that is underwritten by carriers rated A- or better by A.M. Best or similar rating agency.

Insurance regulators periodically subject the underwriting companies that we work with to do audits and examinations to assess compliance with applicable laws and regulations, financial condition, and the conduct of regulated activities. These examinations and audits may be conducted during a jurisdiction’s normal review cycle, or because of a targeted investigation. our insurance agencies can also be subject to regulatory audits and exams. A formal examination or audit provides insurance regulators with a significant opportunity to review and scrutinize the underwriting companies we work with, the insurance programs we administer, and our operations.

As a result of an examination or an audit, an insurance regulator could determine that an underwriting company’s financial condition or capital resources are less than satisfactory. An insurance regulator could also determine that there are other aspects of either the underwriting company or our operations that are less than satisfactory, or that either us or the underwriting company that we work with are in violation of applicable laws or regulations. These types of examination or audit findings could lead an insurance regulator to require either us or the underwriting company that we work with to take one or more remedial actions or otherwise subject us to regulatory scrutiny, impose fines and penalties, or take further actions.

We cannot predict with precision the likelihood, nature, or extent, including the associated costs, of any necessary remedial actions, or any financial impact that could result from an examination or audit. Any regulatory or enforcement action or any regulatory order imposing remedial, injunctive, or other corrective action against us or any of the underwriting companies we work with resulting from these examinations or audits could have a material adverse effect on our business, reputation, financial condition and results of operations.

We rely on external data and our digital platform to collect and evaluate information that we utilize in producing, pricing, and underwriting insurance policies (in accordance with the rates, rules, and forms filed with regulators, where required), managing claims and customer support, and improving business processes. Any future legal or regulatory requirements that might restrict our ability to collect or utilize this data could potentially have an adverse effect on our business, financial condition, and prospects.

We use our digital platform to collect data points that we evaluate in pricing and underwriting insurance policies, managing claims and customer support, and improving business processes. Our business model is dependent on our ability to collect vehicle usage and driving data. If federal, state, or international regulators were to determine that the type of data we collect, the process we use for collecting this data, or how we use it, unfairly discriminates against a protected class of people, regulators could move to prohibit or restrict our collection or use of this data. In addition, if legislation were to restrict our ability to collect driving data, it could impair our capacity to underwrite insurance cost effectively, negatively impacting our revenue and earnings.

The insurance business, including the market for property and casualty insurance, is historically cyclical in nature, and there may be periods with excess underwriting capacity and unfavorable premium rates, which could adversely affect our business.

We operate primarily in North America and the seasonality of driving in that region has caused a large portion of our revenue to be generated in the spring and summer months of each year. This in turn impacts operational cash flows and could produce volatility in our earnings. Fluctuations in our operating results could be due to a number of other factors, many of which may be outside of our control, including competition, frequency, and severity of catastrophic events, levels of capacity, adverse litigation trends, regulatory constraints, general economic conditions, and other factors. The supply of insurance is related to prevailing prices, the level of insured losses, and the level of capital available to the industry that, in turn, may fluctuate in response to changes in rates of return on investments being earned in the insurance industry. As a result, the auto insurance business historically has been a cyclical industry characterized by periods of intense price competition due to excessive underwriting capacity, as well as periods when shortages of capacity increased premium levels. We operate in a specialty sector of the auto insurance market and need to be mindful of these and other factors which could impact our operations. Demand for insurance depends on numerous factors, including the frequency and severity of catastrophic events, levels of capacity, the introduction of new capital providers, and general economic conditions. All of these factors fluctuate and may contribute to price declines generally in the insurance industry. We cannot predict with certainty whether market conditions affecting the auto insurance market and the insurance market in general will improve, remain constant, or deteriorate. Negative market conditions may impair our ability to underwrite insurance at rates we consider appropriate and commensurate relative to the risk assumed. Additionally, negative market conditions could result in a decline in policies sold, an increase in the frequency or severity of claims and premium defaults, and an uptick in the frequency of fraud, including the falsification of claims. If we cannot underwrite insurance at appropriate rates, our ability to transact business will be materially and adversely affected. Any of these factors could lead to an adverse effect on our business, financial condition and results of operations.

The reinsurance that Hagerty Re purchases to protect against catastrophic and large losses may be unavailable at current coverage terms, limits, or pricing.

The business that Hagerty Re reinsures is exposed to catastrophic events that are inherently unpredictable and may cause capacity in the reinsurance market to become scarcer leading to rate increases or changes in coverage terms, or a combination of both. This in turn may cause Hagerty Re to retain more risk, be unable to accept risk and grow, or require greater capital investment that may not be available, in each case resulting in lower profits, as well as a material effect on our financial condition and results of operations.

Unexpected increases in the frequency or severity of claims may adversely affect our operations and financial condition.

We may experience increases in claim frequency on occasion. Short-term trends with an increase in claim frequency may not continue over the longer term. Any changes in claim frequency might be derived from changes in miles driven, driving behaviors, macroeconomics, weather-related events, or other factors. A significant increase in claim frequency could have an adverse effect on our financial condition and results of operations.

We could also experience increases in the severity of claims. Changes in bodily injury claim severity can be impacted by inflation in medical costs, litigation trends and precedents, regulation, and the overall safety of automobile travel. Changes in auto property damage claim severity can be driven by inflation in the cost to repair vehicles, including parts and labor rates, the mix of vehicles that are declared total losses, the availability of parts to repair vehicles, and an increase in value for collector vehicles. Unanticipated increases in claim severity can arise from events that are inherently difficult to predict. Although we pursue various loss management initiatives to mitigate future increases in claim severity, these initiatives may not successfully identify or reduce the effect of future increases in claim severity. A significant increase in claim severity could have an adverse effect on our financial condition and results of operations.

Severe weather events, catastrophes, and unnatural events are unpredictable, and we may experience losses or disruptions from these events.

Our business may be exposed to catastrophic events such as tornadoes, tsunamis, tropical storms (including hurricanes), earthquakes, windstorms, hailstorms, severe thunderstorms, wildfires and other fires, as well as non-natural events such as explosions, riots, pandemics, terrorism, or war, which could cause operating results to vary significantly from one period to the next. We may incur catastrophe losses in our business in excess of: (1) those experienced in prior years, (2) the average expected level used in pricing, (3) current reinsurance coverage limits, or (4) loss estimates from external tornado, hail, hurricane, and earthquake models at various levels of probability. In addition, we are subject to customer insurance claims arising from weather events such as winter storms, rain, hail, and high winds.

The incidence and severity of weather conditions are largely unpredictable. There is generally an increase in the frequency and severity of customer insurance claims when severe weather conditions occur. The incidence and severity of severe weather conditions and catastrophes are inherently unpredictable and the occurrence of one catastrophe does not render the possibility of another catastrophe greater or lower. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. In particular, severe weather and other catastrophes could significantly increase our costs due to a surge in claims following such events and/or legal and regulatory changes in response to catastrophes that may impair our ability to limit our liability under our policies. Severe weather conditions and catastrophes can cause greater losses, which can cause our liquidity and financial condition to deteriorate. In addition, reinsurance placed in the market also carries some counterparty credit risk.

Climate change may affect the occurrence of certain natural events, such as an increase in the frequency or severity of wind and thunderstorm events, eruptions of volcanoes, and tornado or hailstorm events due to increased convection in the atmosphere; more frequent wildfires and subsequent landslides in certain geographies; higher incidence of deluge flooding and the potential for an increase in severity of the hurricane events due to higher sea surface temperatures. Additionally, climate change may cause an impact on the demand, price and availability of insurance, as well as the value of our investment portfolio. Due to significant variability associated with future changing climate conditions, we are unable to predict the impact climate change will have on our business.

If the risks within the insurance programs that we offer on behalf of our underwriting carriers are not priced and underwritten accurately with competitive, yet profitable, rates, our business and financial condition could be adversely affected.

As an MGA for Essentia, we operate under delegated underwriting authority in the U.S. In general, the premiums for the insurance policies in our program are established at the time a policy is issued and, therefore, before all of the underlying costs are known. The accuracy of the pricing is subject to our ability to adequately assess risks, estimate losses, and comply with insurance laws and regulations. Like others in the industry, we rely on estimates and assumptions in setting the premium rates. We also utilize the data that we gather through our interactions with customers.

Establishing adequate premium rates is necessary, together with investment income, if any, to generate sufficient revenue to offset losses, loss adjustment expenses, and other costs. If we do not accurately assess the risks that are underwritten, adequate premiums may not be charged to cover losses and expenses, which would adversely affect our results of operations and our profitability. Moreover, if we determine that the prices are too low, insurance regulations may prevent non-renewing insurance contracts, non-renewing customers, or raising prices. Alternatively, we could set the premiums too high, which could reduce our competitiveness and lead to lower revenues, which could have a material adverse effect on our business, financial condition and results of operations.

Pricing involves the acquisition and analysis of historical loss data and the projection of future trends, loss costs, expenses, and inflation trends, among other factors, for each of the products in multiple risk levels and many different markets. In order to accurately price the policies, we must, among other factors:

•collect and properly and accurately analyze a substantial volume of data from our customers;
•develop, test, and apply appropriate actuarial projections and rating formulas;
•review and evaluate competitive product offerings and pricing dynamics;
•closely monitor and timely recognize changes in trends;
•project both frequency and severity of our customers’ losses with reasonable accuracy; and
•in many jurisdictions, obtain regulatory approval for the resulting rates.

We may not have success in implementing a pricing methodology accurately in accordance with our assumptions. Our ability to accurately price policies is subject to a number of risks and uncertainties, including, but not limited to:
•insufficient, inaccurate, or unreliable data;
•incorrect or incomplete analysis of available data;
•uncertainties generally inherent in estimates and assumptions;
•our inability to implement appropriate actuarial projections and rating formulas or other pricing methodologies;
•incorrect or incomplete analysis of the competitive environment;
•regulatory constraints on rate increases or coverage limitations;

•our inability to accurately estimate investment yields and the duration of our liability for loss and loss adjustment expenses; and
•unanticipated litigation, court decisions, and legislative or regulatory actions or changes to the existing regulatory landscape.

To address the potential errors or desired or required changes in our current business model, we may be compelled to increase the amount allocated to cover policy claims, or to address other economic factors resulting in an increase in future premium rates, or to additionally or alternatively adopt different underwriting standards. Any of these changes may result in a decline in new business and renewals and, as a result, have a material adverse effect on our business, results of operations and financial condition.

Reinsurance subjects Hagerty Re to counterparty risk where reinsurers fail to pay or timely pay claims due to insolvency or otherwise fail to honor their obligations.

Hagerty Re is legally obligated to pay claims under the reinsurance agreements where Hagerty Re has assumed risk, regardless of whether Hagerty Re is able to secure its own reinsurance for ceded reinsurance coverages. Reinsurer insolvency or payment default by one of Hagerty Re's ceded reinsurance when reimbursement is sought by Hagerty Re for such coverage may have a material effect on Hagerty Re's profitability and financial situation and its ability to accept risk or may cause it to require capital investments that may not be available.

Unexpected changes in the interpretation of coverage or provisions, including loss limitations and exclusions, in the insurance policies we sell and service could have a material adverse effect on our financial condition and operations.

We have specifically negotiated loss limitations and exclusions in the policies we sell and service, and these limitations and exclusions may not be enforceable in the manner we intend. As industry practices and legal, judicial, social, and other conditions change, unexpected and unintended issues related to claims and coverage may emerge. While these limitations and exclusions help us assess and mitigate our loss exposure, it is possible that a court or regulatory authority could nullify or void a limitation or exclusion, or legislation could be enacted modifying or barring the use of such limitations or exclusions. These types of governmental actions could result in higher than anticipated losses and loss adjustment expenses, which could have a material adverse effect on our financial condition or results of operations. In addition, court decisions have eliminated long standing coverage limitations by a narrow reading of policy exclusions. Under the insurance laws, the insurer typically has the burden of proving an exclusion applies and any ambiguities in the terms of a loss limitation or exclusion provision are typically construed against the insurer. These types of cases and the issues they raise may adversely affect our business by either broadening coverage beyond our underwriting intent or by increasing the frequency or severity of claims. In some instances, these changes may not become apparent until sometime after we have issued insurance contracts that are affected by the changes. As a result, the full extent of liability under the insurance contract may not be known for many years after a contract is issued. There could also be additional exposure with claims for other household vehicles that are not covered under an insurance policy issued by us, such as for someone’s regular use vehicle. It is possible that our underwriting companies that we write business through may share in liability with these types of claims on certain instances.

Hagerty Re's actual ultimate loss liability could potentially be greater than our loss and loss adjustment expense reserves, which could have a material adverse effect on our financial condition and results of operations.

Significant periods of time often elapse between the occurrence of an insured or reinsured loss, the reporting of the loss to us, and our payment of that loss. To recognize liabilities for unpaid losses, we establish reserves as balance sheet liabilities representing estimates of amounts needed to pay reported and unreported losses and the related loss adjustment expenses. The process of estimating loss reserves is a difficult and complex exercise involving many variables and subjective judgments. This process may also become more difficult if we experience a period of rising inflation. As part of the reserving process, we review historical data and consider the impact of such factors as:

•trends in claim frequency and severity;
•changes in operations;
•emerging economic and social trends;
•trends in insurance rates;
•inflation or deflation; and
•changes in the regulatory and litigation environments.

This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. There is no precise method, however, for evaluating the impact of any specific factor on the adequacy of reserves, and actual results will differ from original estimates. As part of the reserving process, we regularly review our loss reserves and make adjustments as necessary. Future increases in loss reserves for our underwriting operations will, and for our program’s services operations may, result in additional charges to earnings, which may be material. Our estimates could prove to be inadequate, and this underestimation could have a material adverse effect on our financial condition.

Hagerty Re is required to maintain its reserves and financial condition in accordance with Bermuda law and the BSCR administered by the BMA. Inadequate reserves may adversely affect earnings, as well as the ability to continue to accept risk, and Hagerty Re's ability to maintain its financial condition and meet solvency requirements with possible loss of its license in Bermuda. Under Bermuda law, Hagerty Re is prohibited from declaring or making payment of a dividend if it fails to meet its minimum solvency margin or minimum liquidity ratio. Prior approval from the BMA is also required if Hagerty Re's proposed dividend payments would exceed 25% of its prior year-end total statutory capital and surplus.

Our expansion into different insurance products and jurisdictions may subject us to additional costs and expenses, and our plans might not be as profitable as projected.

We believe that the growth of our business and revenue depends in part upon our ability to: (i) retain our existing customers and add new customers in our current, as well as new, geographic markets; (ii) add new insurance programs and products; and (iii) add to and continue to grow our offering of non-insurance automotive enthusiast-related products.

Expanding into new geographic markets and introducing new products takes time, requires us to navigate and comply with extensive regulations, and may happen more slowly than we expect or than it has occurred in the past. If we were to lose customers, our value might diminish. A future loss of customers could lead to higher loss ratios, loss ratios that cease to decline, or declining revenue — any of which would adversely impact our profitability. If we are unable to remain competitive on customer experience, pricing, or insurance coverage options, our ability to grow and retain our business may also be adversely affected. In addition, we might not be able to accurately predict risk segmentation of new and renewal customers or potential customers, which could also reduce our profitability.

While a key part of our business strategy is to retain and add customers in our existing markets, we may also seek to expand our operations into new markets and new products. In doing so, we may incur losses or otherwise not be successful in entering new markets or introducing new products. Our expansion into new markets and new products may place us in unfamiliar competitive environments and involve various risks, including competition, government regulation, the need to invest significant resources, and the possibility that returns on such investments might not be achieved for several years, or at all.

We may not be successful in these efforts, and even if we are successful, these efforts may increase or create the following risks, among others:

•we might not be able to effectively use search engines, social media platforms, content-based online advertising, and other online sources for generating traffic to our website;

•potential customers in a particular marketplace could generally not meet the underwriting guidelines;
•demand for new products or expansion into new markets may not meet our expectations;
•new products and expansion into new markets may increase or change our risk exposures, and the data and models we use to manage those exposures may not be as effective as those we use in existing markets or with existing products;
•models underlying automated underwriting and pricing decisions may not be effective;
•efforts to develop new products or expand into new markets or to change commission terms may create or increase distribution channel conflicts;
•in connection with the conversion of existing policyholders to a new product, some policyholders’ pricing may increase while the pricing for other policyholders may decrease, the net impact of which could negatively impact retention and profit margins;
•changes to our business processes or workflow, including the use of new technologies, may give rise to execution risk;
•our products might not be competitive in terms of customer experience, pricing, or insurance coverage options;
•there could be barriers in obtaining the governmental and regulatory approvals, licenses, or other authorizations necessary for expansion into new markets or in relation to our products (such as line, form, underwriting, and rating approvals), or such approvals contain conditions that impose restrictions on our operations (such as limitations on growth);
•our digital platform might experience disruptions;
•we could suffer reputational harm to our brand resulting from negative publicity, whether accurate or inaccurate;
•we may not be able to offer new and competitive products, to provide effective updates to our existing products, or to keep pace with technological improvements in our industry;
•we might not be able to maintain traditional retail agent relationships;
•customers may have difficulty installing, updating, or otherwise accessing our website on mobile devices or web browsers as a result of actions by us or third parties;
•customers may be unable or unwilling to adopt or embrace new technology;
•technical or other problems may frustrate the customer experience, particularly if those problems prevent us from generating quotes or paying claims in a fast and reliable manner;
•we might not be able to address customer concerns regarding the content, data privacy, and security generally or for our digital platform specifically;
•we may not identify or enter joint ventures with strategic partners or we may enter into joint ventures that do not produce the desired results; or
•there may be challenges in, and the cost of, complying with various laws and regulatory standards, including with respect to the insurance business and insurance distribution, capital and outsourcing requirements, data privacy, tax, and regulatory restrictions.

These efforts may require additional investments by us, some of which could be significant. These costs may also include hiring additional personnel, as well as engaging third-party service providers, and other research and development costs. If we grow our geographic footprint or product offering at a slower rate than expected, or if we are unable to overcome the challenges listed above, our business, financial condition and results of operations could be materially and adversely affected.

Our reliance on technology and intellectual property from third parties for pricing and underwriting insurance policies, handling claims, and maximizing automation, could cause an adverse impact on our business and operations if these third parties become unavailable or provide us with inaccurate information.

We use data, technology, and intellectual property licensed from unaffiliated third parties in certain components of our products, including insurance industry proprietary information that we license, and we may license additional third-party technology and intellectual property in the future. Any errors or defects in this third-party technology and intellectual property could result in errors that could harm our brand and business. In addition, licensed technology and intellectual property may not continue to be available on commercially reasonable terms, or at all. Also, should a company refuse to license its proprietary information to us on the same terms that it offers to our competitors, we could be placed at a significant competitive disadvantage. If any technology and intellectual property we license from others becomes unavailable, we may not be able to find replacement technologies at a reasonable cost or at all, which could materially harm our business and results of operations.

Denial of claims or the failure to accurately and timely pay claims on behalf of our underwriting carriers could have an adverse impact on our own business, financial condition and prospects.

We must accurately and timely evaluate and pay claims that are made under the insurance policies in our program. There are many factors that could affect our ability to pay claims accurately and timely, including the efficiency of our claims processing, the training and experience of our claim’s adjusters, and our ability to develop or select and implement appropriate procedures and systems to support our claims functions.

The risks included in our insurance programs are typically those of an antique, classic, or collectable nature. Adjusting claims on these types of risks often require specialized knowledge of collector vehicles, so our claims staff is trained to have collectable expertise to provide an efficient, yet comprehensive, claims experience. The manner in how we handle claims is a differentiating factor for our business, and an inability to be able to continue to offer a timely and comprehensive claims experience could undermine our brand and position in the insurance marketplace. Additionally, any failure to pay claims accurately or timely could also lead to regulatory and administrative actions or material litigation, loss or reduction in reinsurance recoverable, or result in damage to our reputation, any one of which could materially and adversely affect our business, financial condition, results of operations and prospects.

If our claims adjusters are unable to effectively process our volume of claims in the manner that our customers expect, our ability to grow our business while maintaining high levels of customer satisfaction could be compromised, which in turn, could adversely affect our reputation, financial condition and results of operations.

A downward change in Essentia’s financial strength rating may adversely affect our ability to conduct business as currently conducted.

Essentia’s ability to underwrite business is dependent upon its financial strength rating as evaluated by independent rating agencies. In the event that Essentia is downgraded, we believe our ability to write business through Essentia would be adversely affected. In the normal course of business, we evaluate Essentia’s capital needs to support the amount of business it writes in order to maintain its financial strength ratings.

Hagerty Re is subject to regulatory requirements to maintain its license in Bermuda as a Class 3A insurer.

Hagerty Re is registered as a Class 3A insurer under the Bermuda Insurance Act. The BMA issues regulations and other guidance prescribing requirements that Bermuda- licensed insurance companies, like Hagerty Re, are required to comply with. For example, the BMA requires Bermuda-licensed insurers to maintain a minimum level of capital and surplus, comply with restrictions on dividends, make financial statement filings, prepare a financial condition report, maintain a head office in Bermuda from which insurance business is directed and managed and allow for the performance of certain periodic examinations of financial condition. These statutes and regulations may restrict Hagerty Re's ability to write reinsurance policies, distribute funds and pursue its investment strategy.

Under its license as a Class 3A insurer, Hagerty Re must meet and maintain the relevant solvency margin, and liquidity and other ratios applicable under Bermuda law. For example, Hagerty Re's license limits it to reinsuring business that is underwritten by carriers rated A- or better by A.M. Best or similar rating agencies. Additional operational requirements for Hagerty Re in Bermuda include:

•complying with economic substance requirements which include maintaining a principal office in Bermuda and having a certain number of Bermuda-domiciled managers involved in overseeing operations;
•obtaining prior approval for changes in ownership / transfers of shares;
•having restrictions on dividends;
•complying with Bermuda know-your-customer and anti-bribery type laws;
•having audited financial statements and being subject to BMA examination; and
•carrying out operations in accordance with its filed and approved business plan.

Failure to operate properly in accordance with Bermuda law could cause Hagerty Re's license to be restricted or revoked along with possible supervisory control of Hagerty Re and its assets and termination of reinsurance agreements with its ceding carriers. Additionally, Bermuda insurance statutes, regulations and the policies of the BMA are less restrictive than U.S. insurance statutes and regulations. Insurance supervisors in the U.S. may review Hagerty Re's activities and determine that Hagerty Re is subject to a U.S. jurisdiction’s licensing requirements or determine that our U.S.-domiciled underwriting partners cannot transact business with us. Any such determination would have an adverse impact on Hagerty Re's operations and financial condition.

Legal, Regulatory and Political Risks

The legal and regulatory requirements applicable to our business are extensive. If we are not able to comply, it could have an adverse effect on us. Extensive regulation and potential further restrictive regulation could increase our operating costs and limit our growth.

We are subject to extensive laws, regulations, and supervision in the jurisdictions in which we transact business. These laws are complex and subject to change. Changes can sometimes lead to additional expenses, increased legal exposure, increased required capital and surplus, delays in implementing desired rate increases or business operations, and additional limits on our ability to grow or achieve targeted goals and profitability. Our business is highly dependent on the ability to engage on a daily basis in financial and operational activities, many of which are highly complex, including, but not limited to, insurance underwriting, claim processing, and providing products and services to businesses and consumers in a hospitable and efficient manner. These activities are subject to internal guidelines and policies, as well as legal and regulatory requirements, including, but not limited to, those related to:

•privacy regulation and data security;
•anti-corruption and anti-bribery;

•restrictions on advertising and marketing;
•restrictions on rebating and inducements related to insurance transactions;
•restrictions on sharing insurance commissions and payments of referral fees;
•restrictions related to underwriting and pricing of insurance;
•approval of policy forms and premiums;
•restrictions on the adjustment and settlement of insurance claims;
•restrictions on the sale, solicitation, and negotiation of insurance;
•rules regarding licensing, affiliations, and appointments;
•state-mandated premium rebates, refunds, or reductions as a result of potentially lower risk exposure due to COVID-19 and related emergency orders;
•regulation of corporate governance and risk management; and
•periodic examinations of operations, finances, market conduct and claims practices.

While we believe that we have adopted adequate and effective risk management and compliance programs, compliance risks remain, especially as we become subject to additional rules and regulations. The requirement to oversee and monitor the increasing speed and volume of regulatory changes could hinder our ability to appropriately review, analyze, and implement processes to ensure compliance in a timely manner. Failure to comply with, or to obtain, appropriate authorizations or exemptions under any applicable laws and regulations could result in restrictions on our ability to do business or undertake activities that are regulated in one or more of the jurisdictions in which we conduct business. Any such failure could also subject us to fines, penalties, equitable relief, and changes to our business practices.

Future regulatory changes could limit or impact our business model.

Compliance with applicable laws and regulations is time consuming and personnel-and systems-intensive. The current political environment, and the current high level of government intervention and regulatory reform may lead to substantial new regulations and compliance obligations. Any changes in, or the enactment of new, applicable laws and regulations may increase the complexity of the regulatory environment in which we operate, which could materially increase our direct and indirect compliance costs and other expenses of doing business and have a material adverse effect on financial condition and results of operations. Although state insurance regulators have primary responsibility for administering and enforcing insurance regulations in the U.S., such laws and regulations are further administered and enforced by a number of additional governmental authorities, each of which exercises a degree of interpretive latitude, including state securities administrators; state attorneys general, as well as federal agencies including the SEC, the Financial Industry Regulatory Authority, the Federal Reserve Board, the Federal Insurance Office, the U.S. Department of Labor, the U.S. Department of Justice, and the National Labor Relations Board. Similarly, there are governmental authorities in U.K., such as the Financial Conduct Authority; the BMA in Bermuda; and numerous federal and provincial governmental and oversight organizations in Canada. Consequently, compliance with any particular regulator’s or enforcement authority’s interpretation of a legal issue may not result in compliance with another’s interpretation of the same issue, particularly when compliance is judged in hindsight. Such regulations or enforcement actions are often responsive to current consumer and political sensitivities, which may arise after a major event. Such rules and regulations may result in rate suppression, limit our ability to manage our exposure to unprofitable or volatile risks, or lead to fines, premium refunds, or other adverse consequences.

The federal government may also regulate aspects of our business, such as the protection of consumer confidential information or the use of consumer insurance (credit) scores to underwrite and assess the risk of customers under the Fair Credit Reporting Act ("FCRA") in the U.S. Among other things, for insurance purposes, the FCRA requires that (i) there is a permissible purpose before obtaining and using a consumer report for underwriting purposes, and (ii) there is compliance with related notice and recordkeeping requirements. Failure to comply with federal requirements under the FCRA or any other applicable federal laws could subject us to regulatory fines and other sanctions. In addition, there is risk that a particular regulator’s or enforcement authority’s interpretation of a legal issue or the scope of a regulator’s authority may change over time to our detriment. There is also a risk that changes in the overall legal environment may cause us to change our views regarding the actions we need to take from a legal risk management perspective. This would necessitate changes to our practices that may adversely impact our business.

In some cases, these laws and regulations are designed to protect or benefit the interests of a specific constituency rather than a range of constituencies. State insurance laws and regulations are generally intended to protect the interests of purchasers or users of insurance products, rather than our stockholders. Failure to comply with state insurance laws and regulations in the future could also have a material adverse effect on our business, financial condition and results of operations.

Additionally, changes in the regulatory landscape, whether it be on a state, federal, or global level, related to autonomous vehicles and regulations around petroleum-based vehicles could significantly alter our core insurance model, and we may have to make changes to our insurance program to comply with regulatory changes in this space. This would require changes to our operations, which could adversely impact our business.

Furthermore, the federal government could pass a law expanding its authority to regulate the insurance industry, expanding federal regulation over our business to our detriment. These laws and regulations may limit our ability to grow, to raise additional capital, or to improve the profitability of our business.

New legislation or legal requirements impacting the internet and the applicable use of mobile applications may affect how we communicate with our customers and could have an adverse effect on our business model, financial condition and operations.

We rely on our mobile application to execute our business strategy. We are subject to general business regulations and laws, as well as federal and state regulations and laws specifically governing the internet and the use of mobile applications in particular. Existing and future laws and regulations may impede the growth of the internet or other online services and increase the cost of providing online services. These regulations and laws may involve taxes, tariffs, privacy and data security, anti-spam, content protection, electronic contracts and communications, electronic signatures and consents, consumer protection, and social media marketing. It is at times not clear how existing laws governing issues such as property ownership, sales, and other taxes and consumer privacy apply to the internet and the use of mobile applications in particular, as the vast majority of these laws were adopted prior to the advent of the internet and the use of mobile applications and do not contemplate or address the unique issues raised by the internet. It is possible that general business regulations and laws, or those specifically governing the internet and the use of mobile applications in particular, may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. We cannot be sure that our practices have complied, currently comply, or will comply fully with all such laws and regulations. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation, a loss in business, and proceedings or actions against us by governmental entities or others. Any such proceeding or action could hurt our reputation, force us to spend significant amounts in defense of these proceedings, distract our management, increase our costs of doing business, and decrease the use of our mobile application or website by consumers and suppliers and may result in the imposition of monetary liability. We may also be contractually liable to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any such laws or regulations.

Our intellectual property rights are extremely valuable and if they are not properly protected, our products, services, and brand could be adversely impacted.

As we continue expanding our development of intellectual property across all channels, we may be unable to adequately protect and/or obtain appropriate rights, leading to increased risk. Competitors may target certain products or services and seek to assert competing rights. If appropriate contractual measures are not maintained, employees, contractors, and vendors may divulge trade secrets or claim ownership over our intellectual property.

New legislation or legal requirements impacting the use of petroleum-based and/or supporting autonomous vehicles could significantly challenge and impact our core insurance model and company purpose.

A significant majority of our members currently drive gas-powered vehicles and engage in automotive enthusiast activities where they are able to drive and enjoy their vehicles. Changes in the law that create higher barriers to the use and enjoyment of their vehicles may in turn reduce the need or desire for many of our products and services, leading to lost revenue and lower profits and the inability to deliver on our purpose in an impactful manner.

Risks Relating to Ownership of Our Securities

Our stock may be diluted by future issuances of additional Class A Common Stock in connection with our incentive plans, acquisitions or otherwise; future sales of such shares in the public market or the expectations that such sales may occur could lower our stock price.

We may issue additional shares of Class A Common Stock in several ways:

By the Board. Our Amended and Restated Charter authorizes us to issue shares of our Class A Common Stock and options, rights, warrants and appreciation rights relating to our Class A Common Stock or the consideration of and on the terms and conditions established by our Board in its sole discretion, whether in connection with acquisitions or otherwise.

Under the 2021 Equity Incentive Plan. We have reserved 38,317,399 shares of Class A Common Stock for issuance under our 2021 Equity Incentive Plan (as defined in Note 18 — Equity Based Compensation in Item 8 of Part II of this Annual Report on Form 10-K). As of December 31, 2021, we have not yet issued any shares under this Plan.

Under the 2021 Employee Stock Purchase Plan. We have reserved 11,495,220 shares of Class A Common Stock for issuance under our 2021 Employee Stock Purchase Plan (as defined in Note 18 — Equity Based Compensation in Item 8 of Part II of this Annual Report on Form 10-K). As of December 31, 2021, we have not yet issued any shares under this Plan.

Any stock that we issue or exchange would dilute the percentage ownership held by the investors who purchase Class A Common Stock. The market price of shares of our Class A Common Stock could decline as a result of newly issued or exchanged stock, or the perception that we might issue or exchange stock. A decline in the price of our Class A Common Stock might impede our ability to raise capital through the issuance of additional shares of Class A Common Stock or other equity securities.

Substantial blocks of our total outstanding shares may be sold into the market. If there are substantial sales of shares of our Class A Common Stock, the price of our Class A Common Stock could decline.

The price of our Class A Common Stock could decline if there are substantial sales of our Class A Common Stock, particularly sales by our directors, executive officers, and significant stockholders, or if there is a large number of shares of our Class A Common Stock available for sale. As of March 1, 2022, we have 82,452,214 shares of our Class A Common Stock outstanding. All of the shares of Class A Common Stock sold at the completion of our Business Combination are available for sale in the public market, other than purchasers who, after the Closing, hold in excess of 10% of our issued and outstanding Class A Common Stock. Shares held by directors, executive officers and other affiliates are subject to volume limitations under Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, and various vesting agreements.

The market price of the shares of our Class A Common Stock could decline as a result of the sale of a substantial number of our shares of Class A Common Stock in the public market or the perception in the market that the holders of a large number of such shares intend to sell their shares.

Certain warrants to purchase our Class A Common Stock are now exercisable and will become exercisable in 2022 and 2023, which could increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

PIPE Warrants to purchase an aggregate of 12,669,300 shares of Class A Common Stock became exercisable on the 30th day following the closing of the Business Combination in accordance with the terms of the warrant agreement governing those securities. In addition, Public Warrants to purchase an aggregate of 5,750,000 shares of Class A Common Stock will become exercisable on April 12, 2022 in accordance with the warrant agreement covering those securities. Each such PIPE Warrant and Public Warrant entitles its holder to purchase one share of Class A Common Stock at an exercise price of $11.50 per share and will expire at 5:00 p.m., New York time, five years after the closing of the Business Combination or earlier upon redemption or our liquidation. In addition, pursuant to the Sponsor Warrant Lock-up Agreement, that was entered into in connection with the closing of the Business Combination, the Private Placement Warrants and OTM Warrants will become exercisable on December 2, 2022. Refer to Note 17 — Warrant Liabilities in Item 8 of Part II of this Annual Report on Form 10-K for additional information. To the extent warrants are exercised, additional shares of Class A Common Stock will be issued, which will result in dilution to our then existing stockholders and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could depress the market price of our common stock.

We qualify as an “emerging growth company” within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, it could make our securities less attractive to investors and may make it more difficult to compare our performance to the performance of other public companies.

We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we are eligible for and intends to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including (a) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act, (b) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (c) reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of Class A Common Stock that is held by non-affiliates exceeds $700 million as of June 30 of that fiscal year, (ii) the last day of the fiscal year in which we have total annual gross revenue of $1.07 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which we have issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) the last day of the fiscal year following the fifth anniversary of the date of the first sale of Aldel common stock in Aldel’s initial public offering. In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as we are an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to avail ourselves of such extended transition period and, therefore, we may not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies or that have opted out of using such extended transition period. Investors may find the Class A Common Stock less attractive because we will rely on these exemptions, which may result in a less active trading market for the Class A Common Stock and its price may be more volatile.

We qualify as, and intend to elect to be treated as, a “controlled company” within the meaning of the NYSE listing standards and, as a result, our stockholders may not have certain corporate governance protections that are available to stockholders of companies that are not controlled companies.

So long as more than 50% of the voting power for the election of directors is held by an individual, a group, or another company, we will qualify as a “controlled company” under the NYSE listing requirements. As of the consummation of the Business Combination, HHC controls approximately 67.9% of the voting power of our outstanding capital stock. As a result, we qualify as, and intend to elect to be treated as, a “controlled company” under the NYSE listing standards and will not be subject to the requirements that would otherwise require us to have: (i) a majority of “independent directors,” as defined under the listing standards of the NYSE; (ii) a nominating committee comprised solely of independent directors; (iii) compensation of our executive officers determined by a majority of the independent directors or a compensation committee comprised solely of independent directors; and (iv) director nominees selected, or recommended for the board of directors’ selection, either by a majority of the independent directors or a nominating committee comprised solely of independent directors.

HHC may have its interest diluted due to future equity issuances or its own actions in selling shares of common stock, in each case, which could result in a loss of the “controlled company” exemption under the NYSE listing rules. We would then be required to comply with those provisions of the NYSE listing requirements.

The dual class structure of our common stock may adversely affect the trading market for our Class A Common Stock.

S&P Dow Jones and FTSE Russell limit their eligibility criteria for inclusion of shares of public companies on certain indices, including the S&P 500, namely, to exclude companies with multiple classes of shares of common stock from being added to such indices. In addition, several stockholder advisory firms have announced their opposition to the use of multiple class structures. As a result, the dual class structure of our common stock may prevent the inclusion of our Class A Common Stock in such indices and may cause stockholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure. Any such exclusion from indices could result in a less active trading market for our Class A Common Stock. Any actions or publications by stockholder advisory firms critical of our corporate governance practices or capital structure could also adversely affect the value of our Class A Common Stock.

The dual class structure of our common stock will have the effect of concentrating voting power with two stockholders, which will limit your ability to influence the outcome of important transactions, including a change in control.

Our Class V Common Stock has 10 votes per share and our Class A Common Stock has one vote per share. Markel and HHC, who currently hold all of the Class V Common Stock, together will hold a substantial majority of the voting power of our outstanding capital stock. Because of the 10-to-1 voting ratio between our Class V and Class A Common Stock, the holders of our Class V Common Stock will, collectively control a majority of the combined voting power of common stock and therefore will be able to control all matters submitted to our stockholders until the earlier of (1) 15 years from the date of the consummation of the Business Combination and (2) the date on which such share of Class V Common Stock is transferred other than pursuant to a Qualified Transfer (as defined in our Amended and Restated Charter). This concentrated control will limit or preclude your ability to influence the outcome of important corporate matters, including a change in control, for the foreseeable future.

Transfers by holders of Class V Common Stock will generally result in those shares losing their super voting rights, subject to limited exceptions, such as certain transfers effected for estate planning or charitable purposes.

Our three largest stockholders hold significant voting power, have the right to designate directors to our Board and are entitled to preemptive rights with respect to the issuance of new Class A Common Stock, which provides these stockholders with significant power to influence our business and affairs.

Our three largest stockholders are HHC, Markel and State Farm. HHC controls approximately 67.9% of the voting power, Markel controls approximately 29.0% of the voting power, and State Farm controls approximately 1.9% of the voting power. Pursuant to the terms of the Investor Rights Agreement among HHC, Markel and State Farm, HHC designated two directors to our Board, and Markel and State Farm each designated one director to our Board. Pursuant to the Investor Rights Agreement, each of HHC, Markel and State Farm has agreed to vote for the election of any director nominated by HHC, Markel and State Farm in furtherance of the director designation rights described above. As a consequence, at present, the re-election in 2022 of the four directors designated by HHC, Markel and State Farm is assured.

Moreover, under the terms of the Investor Rights Agreement, each of HHC, Markel and State Farm has a contractual preemptive right. Specifically, under the terms of the Investor Rights Agreement, for so long as HHC, Markel and State Farm, as applicable, are entitled to nominate a director, each of HHC, Markel and State Farm, as applicable, subject to certain conditions, has a preemptive right to purchase up to the amount of any new securities we propose to issue or sell as is necessary to maintain the relative pro rata ownership position (determined on a fully diluted basis at the time of determination) of HHC, Markel and State Farm, as applicable. Therefore, while other holders of our stock would risk suffering a reduction in percentage ownership in connection with a new issuance of securities by us, HHC, Markel and State Farm would, through this preemptive right, have the opportunity to avoid a reduction in percentage ownership. As long as HHC, Markel and State Farm continue to hold a significant portion of our outstanding common stock, each will have the ability to influence the vote in any election of directors and over decisions that require stockholder approval.

By virtue of their voting power and Board designation rights, preemptive right to purchase additional equity securities in future stock offerings and approval rights, HHC, Markel and State Farm, collectively and separately, have the power to significantly influence our business and affairs and the outcome of matters required to be submitted to stockholders for approval, including the election of our directors, amendments to our charter, mergers, or sales of assets. Their influence over our business and affairs may not be consistent with the interests of some or all of our other stockholders and might negatively affect the market price of our common stock.

We may redeem unexpired warrants prior to their exercise at a time that is disadvantageous to the holders of such warrants, thereby making such warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of Class A Common Stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period commencing once the warrants become exercisable and ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. If and when the warrants become redeemable by us, we may not exercise our redemption right if the issuance of shares of Class A Common Stock upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our best efforts to register or qualify such shares of Class A Common Stock under the blue sky laws of the state of residence in those states in which the warrants were offered. Redemption of the outstanding warrants could force you (i) to exercise your Public Warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the Private Placement Warrants or Underwriter Warrants are redeemable by us so long as they are held by the Sponsor, FG SPAC Partners LP, the underwriter in Aldel’s initial public offering, or their permitted transferees.

Because there are no current plans to pay cash dividends on the Class A Common Stock for the foreseeable future, you may not receive any return on investment unless you sell your Class A Common Stock for a price greater than that which you paid for it.

We intend to retain future earnings, if any, for future operations, expansion and debt repayment and there are no current plans to pay any cash dividends for the foreseeable future. The declaration, amount and payment of any future dividends on shares of our Class A Common Stock will be at the sole discretion of our Board. Our Board may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax, and regulatory restrictions, implications on the payment of dividends by us to our stockholders or by our subsidiaries to us and such other factors as our Board may deem relevant. In addition, our ability to pay dividends is limited by covenants of our existing and outstanding indebtedness and may be limited by covenants of any future indebtedness we incur. As a result, you may not receive any return on an investment in our Class A Common Stock unless you sell our Class A Common Stock for a price greater than that which you paid for it.

Anti-takeover provisions in our organizational documents could delay or prevent a change of control.

Certain provisions of our Amended and Restated Charter and Amended and Restated Bylaws may have an anti-takeover effect and may delay, defer or prevent a merger, acquisition, tender offer, takeover attempt or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares held by our stockholders.

These provisions provide for, among other things:

•the ability of our Board to issue one or more series of preferred stock;
•advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at our annual meetings;
•certain limitations on convening special stockholder meetings; and
•limiting the ability of stockholders to act by written consent;

These anti-takeover provisions could make it more difficult for a third party to acquire us, even if the third party’s offer may be considered beneficial by many of our stockholders. As a result, our stockholders may be limited in their ability to obtain a premium for their shares. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and to cause us to take other corporate actions you desire.

Our Amended and Restated Charter designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

Our Amended and Restated Charter provides that, subject to limited exceptions, any (1) derivative action or proceeding brought on behalf of us under Delaware law, (2) action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, or other employee to us or our stockholders, (3) action asserting a claim against us, our directors, officers or other employees arising under the Delaware General Corporation Law ("DGCL"), our Amended and Restated Charter or our Amended and Restated Bylaws (in each case, as may be amended from time to time), (4) action asserting a claim against us or any of our directors, officers or other employees governed by the internal affairs doctrine of the State of Delaware or (5) other action asserting an “internal corporate claim,” as defined in Section 115 of the DGCL, in all cases subject to the court having personal jurisdiction over all indispensable parties named as defendants shall, to the fullest extent permitted by law, be exclusively brought in the Court of Chancery of the State of Delaware or, if such court does not have subject matter jurisdiction thereof, another state or federal court located within the State of Delaware. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our Amended and Restated Charter described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions of our Amended and Restated Charter inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.

Risks Related to Tax

We are a holding company and our only material asset is our interest in The Hagerty Group, and we will therefore be dependent upon distributions made by The Hagerty Group to pay taxes, make payments under the Tax Receivable Agreement and pay other expenses.

We are a holding company with no material assets other than our ownership of The Hagerty Group units and our managing member interest in The Hagerty Group. As a result, we will have no independent means of generating revenue or cash flow. Our ability to pay taxes, make payments under the TRA and pay dividends (in the event that any dividends are declared) and other expenses will depend on the financial results and cash flows of The Hagerty Group and the distributions we receive from The Hagerty Group. Deterioration in the financial condition, earnings or cash flow of The Hagerty Group for any reason could limit or impair The Hagerty Group’s ability to pay such distributions. Additionally, to the extent that we need funds and The Hagerty Group is restricted from making such distributions under applicable law or regulation or under the terms of any financing arrangements, or The Hagerty Group is otherwise unable to provide such funds, it could materially adversely affect our liquidity and financial condition.

The Hagerty Group will be treated as a partnership for U.S. federal income tax purposes and, as such, generally will not be subject to any entity-level U.S. federal income tax. Instead, the taxable income of The Hagerty Group will be allocated to the members of The Hagerty Group, including us. Accordingly, we will be required to pay income taxes on our allocable share of any net taxable income of The Hagerty Group. Under the terms of The Hagerty Group LLC Agreement, The Hagerty Group is obligated to make tax distributions to the members of The Hagerty Group (including us) calculated at certain assumed tax rates. In addition to tax expenses, we will also incur expenses related to our operations, including payment obligations under the TRA (and the cost of administering such payment obligations), which could be significant. We intend to cause The Hagerty Group to make distributions to the members of The Hagerty Group in amounts sufficient to cover all applicable taxes (calculated at assumed tax rates) and payments under the TRA. However, The Hagerty Group’s ability to make such distributions may be subject to various limitations and restrictions including, but not limited to, restrictions on distributions that would either violate any contract or agreement to which The Hagerty Group is then a party, including debt agreements, or any applicable law, or that would have the effect of rendering The Hagerty Group insolvent. If our cash resources are insufficient to meet our obligations under the TRA and to fund our obligations, we may be required to incur additional indebtedness to provide the liquidity needed to make such payments, which could materially adversely affect our liquidity and financial condition and subject us to various restrictions imposed by any such lenders. To the extent that we are unable to make payments under the TRA for any reason, such payments will be deferred and will accrue interest until paid; provided, however, that nonpayment for a specified period may constitute a breach of a material obligation under the TRA and therefore accelerate payments due under the TRA.

Hagerty, Inc. is required to pay Legacy Unit Holders and any other persons that become parties to the TRA for certain tax benefits we may receive and the amounts payable may be substantial.

In connection with the consummation of the Business Combination, Hagerty, Inc. entered into a TRA with Legacy Unit Holders. The Hagerty Group intends to have in effect an election under Section 754 of the Code for each taxable year in which TRA exchanges occur, which is expected to result in adjustments to the tax basis of the assets of The Hagerty Group as a result of such TRA exchanges. The TRA generally provides for the payment by Hagerty, Inc. to Legacy Unit Holders of 85% of the cash tax benefits, if any, realized as a result of (i) tax basis adjustments resulting from TRA exchanges in connection with or following the Business Combination, (ii) certain other tax benefits related to entering into the TRA, including tax benefits attributable to making payments under the TRA. We expect that the payments required under the TRA could be substantial. Estimating the amount and timing of realization of tax benefits subject to the TRA is by its nature imprecise.

Payments under the TRA will be based on the tax reporting positions determined, and the IRS or another tax authority may challenge all or a part of the existing tax basis, tax basis increases, or other tax attributes subject to the TRA, and a court could sustain such challenge. The parties to the TRA will not reimburse Hagerty, Inc. for any payments previously made if such tax basis or other tax benefits are subsequently disallowed, except that any excess payments made to a party under the TRA will be netted against future payments otherwise to be made under the TRA, if any, after the determination of such excess. In addition, the TRA provides that if (1) Hagerty, Inc. breaches any material obligations under the TRA (including in the event payments are more than three months late under the TRA, subject to certain exceptions), (2) Hagerty, Inc. is subject to certain bankruptcy, insolvency or similar proceedings, or (3) at any time, Hagerty, Inc. may elect an early termination of the TRA, the obligations under the TRA (with respect to all The Hagerty Group Units, whether or not such The Hagerty Group Units have been exchanged or redeemed before or after such transaction) would accelerate and become payable in a lump sum amount equal to the present value of the anticipated future tax benefits calculated based on certain assumptions, including that Hagerty, Inc. would have sufficient taxable income to fully utilize the deductions arising from the tax deductions, tax basis and other tax attributes subject to the TRA.

The TRA also provides that, upon certain changes of control or other significant transactions, in the discretion of HHC and Markel, obligations under the TRA may be accelerated and become payable in a lump sum as described above. Such acceleration would be based on certain assumptions, including that Hagerty, Inc. would have sufficient taxable income to fully utilize the increased tax deductions and tax basis and other benefits covered by the TRA. As a result, upon any acceleration of the obligations under the TRA (including a change of control), Hagerty, Inc. could be required to make payments under the TRA that are greater than 85% of actual cash tax savings, which could negatively impact liquidity. The change of control provisions in the TRA may also result in situations where HHC and Markel have interests that differ from or are in addition to those of our Class A stockholders.

To the extent we receive tax distributions in excess of our actual tax liabilities and retains such excess cash, HHC and Markel may benefit from such accumulated cash balances if they exercise their exchange rights.

Under the terms of The Hagerty Group LLC Agreement, The Hagerty Group is obligated to make tax distributions to the members of The Hagerty Group calculated at certain assumed tax rates. Because tax distributions will be made pro rata based on ownership and due to, among other items, differences between the tax rates applicable to us and the assumed individual income tax rate used in the calculation and requirements under the applicable tax rules that The Hagerty Group’s net taxable income be allocated disproportionately to its unit holders in certain circumstances, tax distributions may significantly exceed the actual tax liability for certain The Hagerty Group unit holders. If Hagerty, Inc. retains the excess cash we receive, Markel and HHC could benefit from any value attributable to such accumulated cash balances as a result of their rights under the Exchange Agreement.

If The Hagerty Group were to become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes, we and The Hagerty Group might be subject to potentially significant tax inefficiencies, and we would not be able to recover payments previously made by us under the TRA even if the corresponding tax benefits were subsequently determined to have been unavailable due to such status.

The Hagerty Group intends to operate such that it does not become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes. A “publicly traded partnership” is a partnership the interests of which are listed for trading on an established securities market or are readily tradable on a secondary market or the substantial equivalent thereof. Applicable U.S. Treasury regulations provide for certain safe harbors from treatment as a publicly traded partnership, and The Hagerty Group intends to operate such that it will qualify for one or more of such safe harbors, although it may be unable to do so.

If The Hagerty Group were to become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes, significant tax inefficiencies might result for Hagerty, Inc. and for The Hagerty Group, for example, if Hagerty, Inc. is not able to file a consolidated U.S. federal income tax return with The Hagerty Group. In addition, Hagerty, Inc. may not be able to realize tax benefits covered under the TRA, and Hagerty, Inc. would not be able to recover any payments previously made under the TRA, even if the corresponding tax benefits (including any claimed increase in the tax basis of The Hagerty Group’s assets) were subsequently determined to have been unavailable.

Increases in applicable tax rates, changes in applicable tax laws or disagreements with tax authorities can adversely affect our business, financial condition and results of operations.

Hagerty, Inc. will have no material assets other than the interest in The Hagerty Group, which holds, directly or indirectly, all of the operating assets of The Hagerty Group’s business. The Hagerty Group generally will not be subject to U.S. federal income tax. Hagerty, Inc. is a U.S. corporation that will be subject to U.S. corporate income tax on our worldwide operations, including a share of income of The Hagerty Group. We will be subject to various U.S. federal, state and local taxes, in addition to taxes in other countries.

New U.S. laws and policy relating to taxes may have an adverse effect on our business and future profitability. Further, existing U.S. tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. Increases in income tax rates or other changes in income tax laws in any particular jurisdiction in which we operate or is otherwise subject to tax can reduce our after-tax income from such jurisdiction and adversely affect our business, financial condition or results of operations. Existing tax laws have been and could in the future be subject to significant change.

We will be subject to reviews, examinations and audits by the IRS and other taxing authorities with respect to income and non-income-based taxes. Economic and political pressures to increase tax revenues in jurisdictions in which we operate, or the adoption of new or reformed tax legislation or regulation, may make resolving tax disputes more difficult and the final resolution of tax audits and any related litigation can differ from The Hagerty Group’s historical provisions and accruals, resulting in an adverse impact on our business, financial condition or results of operations.

General Risk Factors

The price of our securities may be volatile or may decline regardless of our operating performance and you could lose all or part of your investment as a result.

The trading price of our common stock and warrants is likely to be volatile. The stock market recently has experienced extreme volatility. This volatility often has been unrelated or disproportionate to the operating performance of particular companies. You may not be able to resell your shares or warrants at an attractive price due to a number of factors such as those listed elsewhere in this "Risk Factors" section and this Annual Report on Form 10-K, as well as the following:

•results of operations that vary from the expectations of securities analysts and investors;
•results of operations that vary from those of our competitors;
•the impact of pandemics, including COVID-19, and their effect on our business and financial condition;
•changes in expectations as to our future financial performance, including financial estimates and investment recommendations by securities analysts and investors;
•declines in the market prices of stocks generally;
•strategic actions by us or our competitors;
•announcements by us or our competitors of significant contracts, acquisitions, joint ventures, other strategic relationships or capital commitments;

•any significant change in our management;
•changes in general economic or market conditions or trends in our industry or markets;
•changes in business or regulatory conditions, including new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•future sales of our Common Stock or other securities;
•investor perceptions or the investment opportunity associated with our Common Stock relative to other investment alternatives;
•the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;
•litigation involving us, our industry, or both, or investigations by regulators into our operations or those of our competitors;
•guidance, if any, that we provide to the public, any changes in this guidance or our failure to meet this guidance;
•the development and sustainability of an active trading market for our Common Stock;
•actions by institutional or activist stockholders;
•changes in accounting standards, policies, guidelines, interpretations or principles; and
•other events or factors, including those resulting from natural disasters, war, acts of terrorism or responses to these events.

These broad market and industry fluctuations may adversely affect the market price of our Class A Common Stock and Public Warrants, regardless of our actual operating performance. In addition, price volatility may be greater if the public float and trading volume of the Class A Common Stock and Public Warrants is low.

In the past, following periods of market volatility, stockholders have instituted securities class action litigation. If we were involved in securities litigation, it could have a substantial cost and divert resources and the attention of executive management from our business regardless of the outcome of such litigation.

Future sales, or the perception of future sales, by us or our stockholders in the public market could cause the market price for the our Class A Common Stock to decline.

The sale of shares of our Class A Common Stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our Class A Common Stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

The initial stockholders of Aldel agreed not to transfer, assign or sell any of the shares of Class A Common Stock into which the Founder Shares converted (except to certain permitted transferees) until, with respect to 50% of such shares, the earlier of (i) twelve months after the date of the consummation of the Business Combination, or (ii) the date on which the closing price of our Class A Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after the Business Combination, with respect to the remaining 50% of such shares, 12 months after the date of the consummation of the Business Combination, or earlier, in each case, if, we consummate a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their public shares for cash, securities or other property. In addition, each of Markel and HHC executed lockup agreements pursuant to which such parties agreed not to sell, transfer or take certain other actions with respect to units in The Hagerty Group and shares of Class V Common Stock received in the Business Combination for a period from closing of the Business Combination through the earlier of (a) 180 days after the closing of the Business Combination, subject to certain customary exceptions and (b) the date on which the closing price of our Class A Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after the consummation of the Business Combination.

As restrictions on resale end, the market price of our Common Stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of Common Stock or other securities.

In addition, Common Stock reserved for future issuance under our equity incentive plans will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements, lock-up agreements and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144, as applicable. The aggregate number of shares of Class A Common Stock reserved for future issuance under the 2021 Equity Incentive Plan is 38,317,399. The aggregate number of shares of Class A Common Stock reserved for future issuance under the 2021 Employee Stock Purchase Plan is 11,495,220. The compensation committee of our Board may determine the exact number of shares to be reserved for future issuance under its equity incentive plans at its discretion. We will file one or more registration statements on Form S-8 under the Securities Act to register shares of Common Stock or securities convertible into or exchangeable for shares of Common Stock issued pursuant to our equity incentive plans. Any such Form S-8 registration statements will automatically become effective upon filing. Accordingly, shares registered under such registration statements will be available for sale in the open market.

If securities analysts do not publish research or reports about our business or if they downgrade our stock or our sector, our stock price and trading volume could decline.

The trading market for our Class A Common Stock will rely in part on the research and reports that industry or financial analysts publish about us or our business. We will not control these analysts. In addition, some financial analysts may have limited expertise with our business model and operations. Furthermore, if one or more of the analysts who do cover us downgrade our stock or industry, or the stock of any of our competitors, or publish inaccurate or unfavorable research about our business, the price of our stock could decline. If one or more of these analysts ceases coverage of us or fails to publish reports on it regularly, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Traverse City, Michigan, and consist of approximately 109,500 square feet of office space at the main campus location under a lease agreement that expires in March 2036. We maintain additional U.S. offices in Dublin, Ohio; Golden, Colorado; Ann Arbor, Michigan; and Greenwich, Connecticut. We also operate a learning garage in Traverse City, Michigan and Littleton, Colorado. In Canada, our offices are located in Stouffville, Ontario; in the U.K., our offices are located in Towcester, Northamptonshire; and in Germany, our offices are located in Bochum. We lease all of our facilities and own one garage, two condominiums and five vacant real estate properties in Traverse City, Michigan. We believe our facilities are adequate and suitable for our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate our operations.

We have a network of Hagerty Garage + Social locations in the U.S., which includes Bedford Hills, New York; Chicago, Illinois; Delray Beach, Florida; Miami, Florida and Redmond, Washington. In Canada, we have a location in Burlington, Ontario.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are involved in various claims and legal actions that arise in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we do not believe that the ultimate resolution of these actions will have a material adverse effect on our financial position, results of operations, liquidity, or capital resources.

Future litigation may be necessary to defend ourselves and our partners by determining the scope, enforceability, and validity of third party proprietary rights or to establish our proprietary rights. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Class A Common Stock and Public Warrants are traded on the NYSE under the symbols “HGTY” and “HGTY.WS”, respectively. Prior to the consummation of the Business Combination, Aldel's common stock and warrants were listed on the NYSE under the symbols "ADF.U", "ADF", and ADF.WS", respectively.

Stockholders of Record

As of March 1, 2022, there were 36 record holders of our Class A Common Stock and two record holders of our Class V Common Stock. Additionally, there were 30 record holders of our PIPE Warrants, two record holders of our OTM Warrants and 15 record holders of our Public Warrants, Private Placement Warrants and Underwriter Warrants, in the aggregate, as of March 1, 2022. The number of record holders does not include persons who held shares of our common stock or warrants in nominee or “street name” accounts through brokers.

Dividend Policy

Subject to funds being legally available, we intend to cause The Hagerty Group to make pro rata distributions to the Hagerty Group Unit Holders and us in an amount at least sufficient to allow us and the Hagerty Group Unit Holders to pay all applicable taxes, to make payments under the Tax Receivable Agreement we entered into with the Hagerty Group Unit Holders and to pay our corporate and other overhead expenses.

The declaration and payment of any dividends by Hagerty, Inc. will be at the sole discretion of our Board, which may change our dividend policy at any time. Our Board will take into account:

•General economic and business conditions;
•Our results of operations and financial condition;
•Our available cash and current and anticipated cash needs;
•Our capital requirements;
•Contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders or by our subsidiaries (including The Hagerty Group) to us; and
•Such other factors as our Board may deem relevant.

Hagerty, Inc. is a holding company and does not have material assets other than its ownership of Hagerty Group Units in The Hagerty Group, and as a consequence, our ability to declare and pay dividends to the holders of our Class A Common Stock is subject to the ability of The Hagerty Group to provide distributions to us. If The Hagerty Group makes such distributions, Hagerty Group Unit Holders will be entitled to receive pro-rata distributions from The Hagerty Group. However, because we must pay taxes, make payments under the Tax Receivable Agreement, and pay our expenses, amounts ultimately distributed as dividends to holders of our Class A Common Stock are expected to be less than the amounts distributed by The Hagerty Group to the Hagerty Group Unit Holders on a per share basis.

Assuming The Hagerty Group makes distributions to its members in any given year, the determination to pay dividends, if any, to our Class A common stockholders out of the portion, if any, of such distributions remaining after our payment of taxes, Tax Receivable Agreement payments and expenses (any such portion, an “excess distribution”) will be made by our Board. Because our Board may determine to pay or not pay dividends to our Class A common stockholders, our Class A common stockholders may not necessarily receive dividend distributions relating to excess distributions, even if The Hagerty Group makes such distributions to us.

Stock Performance Graph

We are a smaller reporting company as defined by Rule 12b-2 of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), and are not required to provide the information otherwise required under this item.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [ Reserved ]

Not applicable.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide the reader of the financial statements with a narrative from the perspective of management on the financial condition, results of operations, liquidity and certain other factors that may affect our operating results. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 8 of Part II of this Annual Report on Form 10-K. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed within "Risk Factors" in Item 1A of this report.

Unless otherwise indicated or the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we”, “our”, “Hagerty” and “the Company” refer to the business and operations of The Hagerty Group, LLC and its consolidated subsidiaries prior to the Business Combination and to Hagerty, Inc. and its consolidated subsidiaries, following the consummation of the Business Combination.

Overview

We are a global market leader in providing insurance for classic and enthusiast vehicles and we have built an industry-leading automotive enthusiast platform that engages, entertains, and connects with subscribing members. At Hagerty, everything begins and ends with the love of cars – an innate passion that fuels our unique membership model and cultivates deep, personal connections with more than 2.4 million members worldwide.

Hagerty was founded in 1984, and initially focused on providing insurance coverage for antique boats. Today, our goal is to scale an organization capable of building an ecosystem of products, services, and entertainment for car lovers that catalyzes their passion for cars and driving.

Recent Developments Affecting Comparability

Business Combination

On December 2, 2021, The Hagerty Group completed a business combination pursuant to the Business Combination Agreement with Aldel and Merger Sub. In connection with the Closing, Aldel changed its name from Aldel Financial Inc. to Hagerty, Inc.

Following the Closing, Hagerty, Inc. is organized as a C corporation and owns an equity interest in The Hagerty Group in what is commonly known as an "Up-C" structure. Under this structure, substantially all of Hagerty, Inc.'s assets and liabilities are held by The Hagerty Group. As of December 31, 2021, Hagerty, Inc. owned 24.7% of The Hagerty Group, HHC owned 52.8%, and Markel owned 23.4%.

Refer to Note 1 — Summary of Significant Accounting Policies and New Accounting Standards and Note 6 — Business Combination in Item 8 of Part II of this Annual Report on Form 10-K for additional information on the Business Combination.

Impact of COVID-19

In March 2020, the World Health Organization declared COVID-19 a pandemic. The pandemic has impacted every geography in which we operate. Governments implemented various restrictions around the world, including closure of non-essential businesses, travel, shelter-in-place requirements for citizens and other restrictions.

In response to COVID-19, we have taken several precautionary steps to safeguard our business and team members from COVID-19, including implementing travel restrictions, arranging work from home capabilities and flexible work policies. The safety and well-being of our team members continues to be the top priority. As restrictions were put in place, employees were able to transition to a work from home environment quickly and effectively due to the prior technology investments and the Company's focus on core values. Due to the restrictions and uncertainty caused by the pandemic, 2020 revenue growth was lower than expected primarily caused by lower levels of new business. Offsetting the 2020 revenue shortfall, expenses related to promotional events and travel were lower than anticipated. By the end of 2020, and through the year ended December 31, 2021, new business growth returned to pre-pandemic pace, events were being held and new initiatives were on track. Management will continue to follow and monitor guidelines in each jurisdiction and is working on a phased transition of employees returning to the office.

Key Performance Indicators and Certain Non-GAAP Financial Measures

In addition to the measures presented in our consolidated financial statements, we use the following key performance indicators and certain non-GAAP financial measures to evaluate our business, measure our performance, identify trends in our business against planned initiatives, prepare financial projections and make strategic decisions. In addition to our financial results prepared in accordance with GAAP, we believe these financial and operational measures are useful in evaluating our performance. The following table presents these metrics as of and for the periods presented:

	Year Ended December 31,
	2021	2020
Total Revenue (in thousands)	$619,079	$499,548
New Business Count	244,478	236,665
Total Written Premium (in thousands)	$674,305	$578,234
Policies in Force Retention	89.1%	90.0%
Loss Ratio	41.3%	41.3%
HDC Paid Member Count	718,583	641,343
Net Promoter Score (NPS)	82.0	84.0
Net Income (Loss) (in thousands)	$(61,354)	$10,039
Adjusted EBITDA (in thousands)	$25,350	$29,693
Earnings (Loss) Per Share	$(0.56)	N/A
Adjusted Earnings Per Share	$(0.17)	N/A
Operating income (loss)	$(10,070)	$15,846
Contribution Margin	$159,571	$146,754

New Business Count

New business count represents the number of new insurance policies issued during the applicable period. We view new business count as an important metric to assess our financial performance because it is critical to achieving our growth objectives. While Hagerty benefits from strong renewal retention, new business policies more than offset those cancelled or non-renewed at expiration. Often new policies mean new relationships and an opportunity to sell additional products and services.

Total Written Premium

Total Written Premium is the total amount of insurance premium written on policies that were bound by our insurance carrier partners during the applicable period. We view Total Written Premium as an important metric, as it most closely correlates with our growth in insurance commission revenue and Hagerty Re earned premium. Total Written Premium excludes the impact of premium assumed by unrelated third-party reinsurers and therefore reflects the actual business volume and direct economic benefit generated from our customer acquisition efforts. Premiums ceded to reinsurers can change based on the type and mix of reinsurance structures we deploy.

Policies In Force Retention

Policies In Force (PIF) Retention is the percentage of current period policies that are renewed on the policy renewal date. We view PIF Retention as an important measurement of the number of policies retained each year, which contributes to recurring revenue streams from MGA commissions, membership fees and earned premiums. It also contributes to maintaining our NPS as discussed below.

Loss Ratio

Loss Ratio, expressed as a percentage, is the ratio of (a) losses and loss adjustment expenses incurred to (b) earned premium in Hagerty Re. We view Loss Ratio as an important metric because it is a powerful benchmark for profitability. The benchmark allows us to evaluate our historical loss patterns including incurred losses, reset insurance pricing dynamics and make necessary and appropriate adjustments.

HDC Paid Member Count

HDC Paid Member Count is the number of current members who pay an annual membership subscription as of an applicable period end date. We view HDC Paid Member Count as important because it helps us measure membership revenue growth and provides an opportunity to customize our value proposition and benefits to specific types of enthusiasts, both by demographic and vehicle interest.

Net Promoter Score

Hagerty uses NPS as our “north star metric,” measuring the overall strength of our relationship with members. NPS is measured twice annually through a web-based survey sent by email invitation to a random sample of existing members, and reported annually using an average of the two surveys. Often referred to as a barometer of brand loyalty and customer engagement, NPS is well-known in our industry as a strong indicator of growth and retention.

Adjusted EBITDA

We define Adjusted EBITDA as net income (loss) (the most directly comparable GAAP measure) before interest, income taxes, and depreciation and amortization (EBITDA), adjusted to exclude changes in fair value of warrant liabilities, accelerated vesting of incentive plans, gains and losses from asset disposals and certain other non-recurring gains and losses. We caution investors that amounts presented in accordance with our definitions of Adjusted EBITDA may not be comparable to similar measures disclosed by our competitors, because not all companies and analysts calculate Adjusted EBITDA in the same manner. We present Adjusted EBITDA because we consider this metric to be an important supplemental measure of our performance and believe it is frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry. Management believes that investors’ understanding of our performance is enhanced by including this non-GAAP financial measure as a reasonable basis for comparing our ongoing results of operations.

Management uses Adjusted EBITDA:

•as a measurement of operating performance of our business on a consistent basis, as it removes the impact of items not directly resulting from our core operations;
•for planning purposes, including the preparation of our internal annual operating budget and financial projections;
•to evaluate the performance and effectiveness of our operational strategies;
•to evaluate our capacity to expand our business;
•as a performance factor in measuring performance under our executive compensation plan; and
•as a preferred predictor of core operating performance, comparisons to prior periods and competitive positioning.
By providing this non-GAAP financial measure, together with a reconciliation to the most directly comparable GAAP measure, we believe we are enhancing investors’ understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing our strategic initiatives. Adjusted EBITDA has limitations as an analytical tool, and should not be considered in isolation, or as an alternative to, or a substitute for net income (loss) or other financial statement data presented in our consolidated financial statements as indicators of financial performance. Some of the limitations are:

•such measure does not reflect our cash expenditures, or future requirements for capital expenditures, or contractual commitments;
•such measure does not reflect changes in, or cash requirements for, our working capital needs;
•such measure does not reflect the interest expense, or the cash requirements necessary to service interest or principal payments on our debt;
•such measure does not reflect our tax expense or the cash requirements to pay our taxes; and
•although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future and such measure does not reflect any cash requirements for such replacements; and other companies in our industry may calculate such measures differently than we do, limiting their usefulness as comparative measures.

Due to these limitations, Adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using these non-GAAP measures only supplementarily. Each of the adjustments and other adjustments described in this paragraph and in the reconciliation table below help management with a measure of our core operating performance over time by removing items that are not related to day-to-day operations.

The following table reconciles Adjusted EBITDA to the most directly comparable GAAP measure, which is Net income (loss):

	Year Ended December 31,
	2021	2020
	in thousands
Net income (loss)	$(61,354)	$10,039
Interest and other (income) expense	1,993	987
Income tax expense	6,751	4,820
Depreciation and amortization	22,144	11,800
Change in fair value of warrant liabilities	42,540	—
Accelerated vesting of incentive plans	9,321	—
Net (gain) loss from asset disposals	1,764	2,047
Other non-recurring (gains) losses (1)	2,191	—
Adjusted EBITDA	$25,350	$29,693

(1) Other non-recurring (gains) losses primarily relates to expenses incurred related to the Business Combination.

We incurred $31.0 million and $17.8 million during the years ended December 31, 2021 and 2020, respectively, for certain pre-revenue costs related to scaling our infrastructure, human resources, occupancy, newly-developed digital platforms and legacy systems to accommodate our alliance with State Farm and other potential distribution partnerships, as well as to staff and develop our recently announced Marketplace transactional platform. These costs were not included in the Adjusted EBITDA reconciliation above.

Pursuant to a defined set of activities and objectives, these expenses are adding entirely new capabilities for us, integrating our new and legacy policyholder, membership and marketplace systems with State Farm’s legacy policy and agent management systems and other third-party platforms. In addition to onboarding a third-party project management related to these initiatives, we leased a new member service center in Dublin, Ohio and added several hundred new employees as of December 31, 2021 to meet the expected transactional volume from these initiatives.

These costs commenced in 2020 and are expected to be substantially completed in 2023.

Adjusted EPS

We define Adjusted Earnings Per Share ("Adjusted EPS") as consolidated net loss that is attributable to both our controlling and non-controlling interest of $61.4 million divided by the outstanding and potentially dilutive shares of Hagerty, Inc. (353,366,922), which includes (i) all issued and outstanding shares of Class A Common Stock (82,327,466), (ii) all issued and outstanding shares of Class V Common Stock (251,033,906), and (iii) all un-exercised warrants (20,005,550). For the year ended December 31, 2021, our Adjusted EPS was $(0.17).

The most directly comparable GAAP measure is earnings per share ("EPS"), which is calculated as net loss attributable to only controlling interest in Hagerty, Inc. of $46.4 million divided by the number of our outstanding shares representing such controlling interest (82,327,466) which, given the net loss for the year ended December 31, 2021, includes only our Class A Common Stock. For the year ended December 31, 2021, our EPS was $(0.56).

We caution investors that Adjusted EPS is not a recognized measure under GAAP and should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP, including EPS, and that Adjusted EPS, as we define it, may be defined or calculated differently by other companies. In addition, Adjusted EPS has limitations as an analytical tool and should not be considered as a measure of profit or loss per share.

We present Adjusted EPS because we consider it to be an important supplemental measure of our operating performance and believe it is used by investors and securities analysts in evaluating the consolidated performance of other companies in our industry. We also believe that Adjusted EPS, which compares our consolidated net loss (which includes our controlling, non-controlling, and redeemable non-controlling interest) with our outstanding and potentially dilutive shares, provides useful information to investors regarding our performance on a fully consolidated basis. We further believe that investors’ understanding of our performance across periods is enhanced by Adjusted EPS as a supplemental measure of our results of operations.

Our management uses Adjusted EPS:

•as a measurement of operating performance of our business on a fully consolidated basis;
•to evaluate the performance and effectiveness of our operational strategies;
•to evaluate our capacity to expand our business; and
•as a preferred predictor of core operating performance, comparisons to prior periods and competitive positioning.

The following table reconciles Adjusted EPS to the most directly comparable GAAP measure, which is EPS:

in thousands (except per share amounts)
Numerator:
Net income (loss) attributable to controlling interest**	$(46,358)
Net income (loss) attributable to non-controlling interest	(398)
Net income (loss) attributable to redeemable non-controlling interest	(14,598)
Consolidated net income (loss)*	$(61,354)

Denominator:
Weighted-average shares of Class A Common Stock outstanding:
Basic and diluted**	82,327
Potentially dilutive shares outstanding:
Class V Common Stock outstanding	251,034
Warrants outstanding	20,006
Potentially dilutive shares outstanding	271,040
Fully dilutive shares outstanding*	353,367

EPS = (Net income (loss) attributable to controlling interest / Weighted-average shares of Class A Common Stock outstanding)**	$(0.56)

Adjusted EPS = (Consolidated net income (loss) / Fully dilutive shares outstanding)*	$(0.17)

*inputs for non-GAAP measure - Adjusted EPS    **inputs for GAAP measure - EPS

Contribution Margin and Contribution Margin Ratio

We define Contribution Margin as total revenue less operating expense adding back our fixed operating expenses such as depreciation and amortization, general and administrative costs and shared service salaries and benefits expenses. We define Contribution Margin Ratio as Contribution Margin divided by total revenue. For the year ended December 31, 2021, our Contribution Margin was $159.6 million and our Contribution Margin Ratio was 26%.

We present Contribution Margin and Contribution Margin Ratio because we consider them to be important supplemental measures of our performance and believe that these non-GAAP financial measures are useful to investors for period-to-period comparisons of our business and in understanding and evaluating our operating results.

We caution investors that Contribution Margin and Contribution Margin Ratio are not recognized measures under GAAP and should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP, and that Contribution Margin and Contribution Margin Ratio, as we define them, may be defined or calculated differently by other companies. In addition, both Contribution Margin and Contribution Margin Ratio have limitations as analytical tools because they exclude certain significant recurring expenses of our business.

Management uses Contribution Margin and Contribution Margin Ratio:

•to analyze the relationship between cost, volume and profit as revenue grows;
•to measure how much profit is earned for any product or service sold; and
•to measure how different management actions could affect the Company's total revenue and related cost levels.

The following table reconciles Contribution Margin and Contribution Margin Ratio to the most directly comparable GAAP measures, which are Operating income (loss) and Operating income (loss) margin (Operating income (loss) divided by Total revenue) respectively:

	Year Ended December 31,
	2021	2020
	in thousands (except percentages)
Total revenue	$619,079	$499,548
Less: total operating expenses	629,149	483,702
Operating income (loss)	$(10,070)	$15,846
Operating income (loss) margin	(2) %	3%

Add: fixed operating expenses	$169,641	$130,908
Contribution Margin	$159,571	$146,754
Contribution Margin Ratio	26%	29%

Key Factors and Trends Affecting our Operating Performance

Our financial condition and results of operations have been, and will continue to be, affected by a number of factors, including the following:

Our Ability to Attract Members

Our long-term growth will depend, in large part, on our continued ability to attract new members to our platform. Our growth strategy is centered around accelerating our existing position in markets that we already serve, expanding into new markets domestically across the U.S., internationally in Canada and the U.K. and eventually the E.U., digital innovation and developing new strategic insurance and lifestyle partnerships with key players in the automotive industry.

Our Ability to Retain Members

Turning our members into lifetime fans is key to our success. We currently have over 2.4 million members, including approximately 719,000 paid subscribers ("HDC Members") and over 1.7 million who purchase insurance or interact with us but have yet to join HDC and receive additional club-level benefits. Our ability to retain members will depend on a number of factors including our NPS and members’ satisfaction with our products, pricing and offerings of our competitors.

Our Ability to Increase HDC Membership Subscriptions

Our long-term growth will benefit from our ability to increase our HDC membership subscription base across the U.S., Canada and into the U.K. and the E.U. We realize increasing value from each HDC Member who signs up with us or is retained as a recurring revenue base, forming the basis for organic growth for our new product offerings and improving our loss ratios over time. One of our principal goals is to convert all of our members who are not currently HDC Members to paid subscribers over time. We apply our highly scalable model, with a tailored approach to each enthusiast type across all demographic groups.

We are also able to drive membership in HDC through our insurance distribution channels. Approximately 75% of new insurance policy holders purchase memberships in HDC.

Our Ability to Introduce New and Innovative Products

Our growth will depend on our ability to introduce new and innovative insurance and automotive lifestyle products that will drive organic growth from our existing member base as well as attract new customers. Our insurance offerings as well as our membership and marketplace technology platforms provide us with a foundation to expand our insurance and membership base, engage auto enthusiasts and provide innovative products to members globally.

Our Ability to Manage Risk Through Our Technology

Risk is managed through our technology, proprietary algorithms, underwriting and claims practices, data science and regulatory compliance capabilities, which we use to determine the risk profiles of our members. Our ability to manage risk is enhanced and controlled over time as data is continuously collected and analyzed by our algorithms with the objective of lowering our loss ratios over time. Our success depends on our ability to adequately and competitively price risk.

Our Ability to Manage Growth Related to Our Strategic Alliances

We have strategic alliances with several insurance carriers that we expect to serve as a key driver in our growth in commission and fee revenue. For example, we expect State Farm to begin offering our features and services to its customers in late 2022, which we expect will begin to drive additional commission and fee revenue.

Our Ability to Grow Quota Share

Hagerty Re's 2021 quota share of business assumed from Markel in the U.S. and U.K. was 60%. The quota share percentage increased to 70% in 2022 and will increase to 80% in 2023 and the years thereafter under a contract with Markel. The increase in quota share will have the effect of increasing our revenue, which will partially be offset by increases in our underwriting costs.

Components of Our Results of Operations

Revenue

We primarily generate revenue from the sale of automotive insurance policies and HDC membership subscriptions as well as from participating in the underwriting results on policies written by our insurance carrier partners. Our revenue model incorporates multiple components in the insurance and lifestyle value chains, built on data collection and member experience.

Commission and fee revenue

Our insurance affiliated intermediaries act as MGAs who, among other things, write collector vehicle business on behalf of the insurance carrier partners. In exchange for commissions paid by the insurance carrier partners, we generally handle all sales, marketing, pricing, underwriting, policy administration and fulfillment, billing and claim services. In addition, we also manage all aspects of our omnichannel distribution, both direct and brokerage, including independent agencies, national sales accounts, large agency and broker networks and national partner relationships.

We earn new and renewal commissions for the distribution and servicing of classic automobile and boat insurance policies written through personal and commercial lines with multiple insurance carrier partners in the U.S., Canada and the U.K. Additionally, policyholders pay fees directly to us related to their insurance coverage. These commissions and fees are earned when the policy becomes effective, net of policy changes and cancellations.

For policies that have elected to pay via installment plan, revenue is recognized on the policy effective date as the insured becomes fully entitled to the policy benefits, regardless of when payment is collected. Our performance obligation to the insurance carrier partner is complete when the policy is issued.

Under the terms of many of its contracts with insurance carrier partners, we have the opportunity to earn an annual CUC, or profit-share, based on the calendar-year performance of the insurance book of business with each of those insurance carrier partners. Our CUC agreements are based on written or earned premium and loss ratio results. Each insurance carrier partner contract and related CUC is calculated independently. Revenue from CUC is accrued throughout the year and settled annually.

Earned premium

Reinsurance premiums are earned by our single cell captive reinsurance company, Hagerty Re. Hagerty Re reinsures the classic auto and marine risks written through our affiliated MGAs in the U.S., Canada and the U.K. Hagerty Re is a Bermuda-domiciled, Class 3A reinsurer. Hagerty Re was funded in December 2016 and was granted a license by the BMA in March 2017.

Earned premium represents the earned portion of gross written premiums that Hagerty Re has assumed under quota share reinsurance agreements with our insurance carrier partners. Earned premium is recognized over the term of the policy, which is generally 12 months.

Membership and other revenue

We earn subscription revenue and other revenue through membership offerings and other automotive and lifestyle services sold to policyholders and classic vehicle enthusiasts. HDC memberships are sold as a bundled product which give members access to our products and services, including HDC Magazine, automotive enthusiast events, our proprietary vehicle valuation tool, emergency roadside services and special vehicle-related discounts. Hagerty Garage + Social storage memberships include storage in addition to the HDC member benefits. Income from the sale of HDC and storage membership subscriptions is recognized ratably over the period of the membership, which is generally 12 months. Other revenue includes advertising sales, admission income, sponsorships, event registration fees, valuation services, merchandise sales and DriveShare rentals. Other revenue is recognized when the performance obligation for the related product or service is satisfied.

Costs and Expenses

Our costs and expenses consist of salaries and benefits paid to employees, ceding commissions, losses and loss adjustment expenses paid to insurance carrier partners, sales expenses, general and administrative services, depreciation and amortization, change in fair value of warrant liabilities and income tax expense.

Salaries and benefits

Salaries and benefits consist primarily of costs related to employee compensation, payroll taxes, employee benefits and employee development costs. Employee compensation includes wages paid to employees as well as various incentive compensation plans. Employee benefits include the costs of various employee benefits plans including medical and dental insurance, wellness benefits and others. Costs related to employee education, training and recruiting are included in employee development costs. Salaries and benefits costs are expensed as incurred except for those costs which are required to be capitalized, which are then amortized over the useful life of the asset created (generally software or media content). Salaries and benefits are expected to increase over time as the business continues to grow, but will likely decrease as a percent of revenue.

Ceding commission

Ceding commission consists of the commission paid by Hagerty Re to our insurance carrier partners for our pro-rata share of acquisition costs (primarily our MGA commissions), general and administrative services and other costs. Hagerty Re pays a fixed rate ceding commission which varies by insurance carrier partner, averaging 48% of net earned premium. Ceding commission will change proportionately to earned premium assumed through our various quota share reinsurance agreements.

Losses and loss adjustment expenses

Losses and loss adjustment expenses consist of our portion of the net cost to settle claims submitted by insureds. Losses consist of claims paid, case reserves and losses, IBNR, net of estimated recoveries for reinsurance, salvage and subrogation. Loss adjustment expenses consist of the cost associated with the investigation and settling of claims. Losses and loss adjustment expenses represent management’s best estimate of ultimate net loss at the financial statement date. Estimates are made using statistical analysis by our internal actuarial team. These reserves are reviewed regularly and adjusted as necessary to reflect management’s estimate of the ultimate cost of losses and loss adjustment expenses.

Losses and loss adjustment expenses represent our share of losses assumed through various reinsurance agreements entered by Hagerty Re and our insurance carrier partners. Our reinsurance contracts are quota share reinsurance agreements on the business underwritten by our MGAs. These expenses are expected to grow proportionately with written premium and increase as the quota share percentage contractually increases.

Sales expense

Sales expense includes costs related to the sales and servicing of a policy, primarily broker expense, cost of sales, promotion expense and travel and entertainment expenses. Cost of sales includes postage, document costs, payment processing fees, emergency roadside service costs and other variable costs associated with the sale and servicing of a policy. Broker expense is the compensation paid to our agent partners and national broker partners when an insurance policy is written through a broker relationship. Promotion expense includes various expenses related to branding, events, advertising, marketing, and acquisition. Sales expenses, in general, are expensed as incurred and will likely increase as we continue to grow. Broker expense and cost of sales will likely track with written premium growth, while promotion expense and travel and entertainment expense will decrease as a percent of revenue over the long-term.

General and administrative services

General and administrative services consist of occupancy costs, hardware and software, consulting services, legal and accounting services, community relations and non-income taxes. These costs are expensed as incurred. We expect this expense category to increase commensurate with our expected business volume and growth expectations and be managed lower as a percent of revenue over the next few years after we reach scale to handle incoming business from new partnerships.

Depreciation and amortization

Depreciation and amortization reflects the recognition of the cost of our investments in various assets over their useful life. Depreciation expense relates to leasehold improvements, furniture and equipment, vehicles, hardware and purchased software. Amortization relates to investments related to recent acquisitions, SaaS implementation, internal software development and investments made in digital media and content assets. Depreciation and amortization are expected to increase slightly in dollar amount over time but will likely decrease as a percent of revenue as investments in platform technology reach scale.

Change in fair value of warrant liabilities

Our warrants are accounted for as liabilities in accordance with Accounting Standards Codification ("ASC") Topic 815, Derivatives and Hedging and are measured at fair value at inception each reporting period, with changes in fair value recognized as non-operating income (expense). In general, under the fair value accounting model, as our stock price increases, the warrant liability increases, and we recognize additional expense in our Consolidated Statements of Operations. As our stock price decreases, the warrant liability decreases, and we recognize additional income in our Consolidated Statements of Operations.

Income tax expense

The Hagerty Group is taxed as a pass-through ownership structure under provisions of the Internal Revenue Code (“IRC”) and a similar section of state income tax law, except for Hagerty Re and various foreign subsidiaries. Any taxable income or loss generated by The Hagerty Group is passed through to and included in the taxable income or loss of Hagerty Group Unit Holders, including Hagerty, Inc. Hagerty, Inc. is taxed as a corporation and pays corporate federal, state, and local taxes with respect to income allocated from The Hagerty Group.

Results of Operations

Summary

The following table summarizes our results of operations for the years ended December 31, 2021 and 2020, and the dollar and percentage change between the two years:

	Year ended December 31,
	2021	2020	$ Change	% Change
REVENUES:	in thousands (except percentages)
Commission and fee revenue	$271,571	$236,443	$35,128	14.9%
Earned premium	295,824	220,502	75,322	34.2%
Membership and other revenue	51,684	42,603	9,081	21.3%
Total revenues	619,079	499,548	119,531	23.9%
OPERATING EXPENSES:
Salaries and benefits	171,901	137,508	34,393	25.0%
Ceding commission	140,983	105,974	35,009	33.0%
Losses and loss adjustment expenses	122,080	91,025	31,055	34.1%
Sales expense	107,483	86,207	21,276	24.7%
General and administrative services	64,558	51,188	13,370	26.1%
Depreciation and amortization	22,144	11,800	10,344	87.7%
Total operating expenses	629,149	483,702	145,447	30.1%
OPERATING INCOME (LOSS)	(10,070)	15,846	(25,916)	(163.5)%
Change in fair value of warrant liabilities	(42,540)	—	(42,540)	(100.0)%
Interest and other income (expense)	(1,993)	(987)	(1,006)	(101.9)%
INCOME (LOSS) BEFORE INCOME TAX EXPENSE	(54,603)	14,859	(69,462)	(467.5)%
Income tax expense	(6,751)	(4,820)	(1,931)	(40.1)%
NET INCOME (LOSS)	$(61,354)	$10,039	$(71,393)	(711.2)%

Revenue

Commission and fee revenue

Commission and fee revenue was $271.6 million for the year ended December 31, 2021, an increase of $35.1 million, or 14.9%, compared to 2020. The increase was comprised of an increase of $6.1 million in revenues from new policies and an increase of $29.0 million in revenues from renewal policies. The increase is primarily due to new business policy count growth of 3.3% and an increase in new and renewal average premium of 10.8% and 3.4%, respectively.

Commission and fee revenue from direct sources increased $19.6 million, or 18.3%, from $107.1 million during the year ended December 31, 2020 to $126.7 million during the year ended December 31, 2021. Our commission and revenue from agent sources increased $15.5 million, or 12.0%, from $129.3 million during the year ended December 31, 2020 to $144.9 million during the year ended December 31, 2021. The growth in our direct sources has been primarily attributable to increasingly strong performance in our direct sales channels as well as the entry into our alliance with Aviva in the first quarter of 2020, which shifted some of our business to direct sources. Commission rates, generating commission revenue, vary based on geography but do not differ by distribution channel (i.e., whether they are direct-sourced or agent-sourced).

The following table presents the detail of our commission and fee revenues for the years ended December 31, 2021 and 2020 by geography:

	U.S.	Canada	U.K.	Total
	in thousands
	Year Ended December 31, 2021
Commission and fee revenue	$193,520	$16,782	$3,934	$214,236
Contingent commission	57,424	(383)	294	57,335
Total	$250,944	$16,399	$4,228	$271,571

	Year Ended December 31, 2020
Commission and fee revenue	$165,740	$13,274	$3,001	$182,015
Contingent commission	51,820	1,741	867	54,428
Total	$217,560	$15,015	$3,868	$236,443

During the year ended December 31, 2021, we experienced consistent organic growth across all jurisdictions in commission and fee revenue. CUC growth of 10.8% in the U.S. was below commission and fee growth of 16.8% due to higher than anticipated loss ratio performance. CUC revenue decreased in Canada and the U.K. due to changes in alliance agreements with carriers now participating in our reinsurance program rather than paying a CUC.

Earned premium

Earned premium revenue was $295.8 million for the year ended December 31, 2021, an increase of $75.3 million, or 34.2%, compared to 2020. Organic growth added approximately $36.9 million to earned premium revenue and the increase in U.S. quota share percentage added approximately $27.9 million to earned premium during the year ended December 31, 2021. Additionally, the Aviva reinsurance agreement, entered in the first quarter of 2020, contributed $9.2 million, and the U.K. reinsurance agreement, entered in the first quarter of 2021, contributed $1.2 million to the increase in earned premium in 2021. This increase in earned premium generally correlates with an increase in written premiums assumed by the Company of $103.4 million from $250.6 million for the year ended December 31, 2020 to $353.9 million for the year ended December 31, 2021.

Membership and other revenue

Membership and other revenue was $51.7 million for the year ended December 31, 2021, an increase of $9.1 million, or 21.3%, compared to 2020. Membership fee revenue was $40.6 million for the year ended December 31, 2021, an increase of $4.3 million, or 11.9%, compared 2020, which was primarily attributable to the increase in the issuance of new policies bundled with an HDC membership, as well as growth of new stand-alone HDC subscriptions (i.e., HDC subscriptions sold to members without insurance policies). For the year ended December 31, 2021, membership fees were 78.6% of the Membership and other revenue total.

Other revenue was $11.1 million for the year ended December 31, 2021, an increase of $4.8 million, or 75.2%, compared to 2020, primarily due to newly acquired business lines in motorsports registration and events, driving increases of $1.1 million and $1.3 million in admission income and motorsport registration income, respectively, for the year ended December 31, 2021 compared to 2020. DriveShare rentals, event sponsorship and media advertising created cumulative growth of $1.8 million in for the year ended December 31, 2021 compared to 2020. Other revenue includes advertising, valuation and registration income, and accounts for 21.4% of the membership and other revenue total.

Costs and Expenses

Salaries and benefits

Salaries and benefits expenses were $171.9 million for the year ended December 31, 2021, an increase of $34.4 million, or 25.0%, compared to 2020. The increase was primarily attributable to a net increase of greater than 200 employees in our sales, member services, technology and distribution units, an increase of over 15.0% year over year. Headcount increased to support current and anticipated growth, such as the additions of several new large national insurance partnerships and our continued development of new systems and digital transformation technology investments, as well as several acquisitions primarily in the event and lifestyle business.

Ceding commission

Ceding commission expense was $141.0 million for the year ended December 31, 2021, an increase of $35.0 million, or 33.0%, compared to 2020. The increase was primarily attributable to higher U.S. premium volume ceded to Hagerty Re from our insurance carrier partners, which added approximately $17.5 million, and an increase in our U.S. quota share percentage from 50% in 2020 to 60% in 2021, which accounted for $13.2 million. In Canada, which began ceding premium in the first quarter of 2020, commissions increased $3.9 million for the year ended December 31, 2021, compared to 2020. Hagerty Re pays a fixed rate ceding commission which varies by insurance carrier partner, averaging 48% of net earned premium.

The following table presents the amount of premiums ceded and the quota share percentages for the years ended December 31, 2021 and 2020:

	U.S.	Canada	U.K.	Total
	in thousands (except percentages)
	Year Ended December 31, 2021
Subject premium	$558,297	$43,844	$6,003	$608,144
Quota share percentage	60.0%	35.0%	60.0%	58.2%
Assumed premium in Hagerty Re	$334,978	$15,345	$3,602	$353,925
Net ceding commission	$134,469	$6,037	$477	$140,983

	Year Ended December 31, 2020
Subject premium	$478,527	$32,700	$—	$511,227
Quota share percentage	50.0%	35.0%	—%	49.0%
Assumed premium in Hagerty Re	$239,263	$11,294	$—	$250,557
Net ceding commission	$103,908	$2,066	$—	$105,974

In the U.S., the increase in premiums assumed in Hagerty Re during the year ended December 31, 2021 compared to 2020 was primarily due to Hagerty Re’s U.S. quota share increasing from 50% in 2020 to 60% in 2021. In Canada, the increase in premiums assumed by Hagerty Re from December 31, 2020 to December 31, 2021 was primarily due to our reinsurance agreement with Aviva, which became effective during the first quarter of 2021. In the U.K., the increase in premiums assumed in Hagerty Re from December 31, 2020 to December 31, 2021 was primarily due to the entry into the U.K. reinsurance agreement, which became effective during the first quarter of 2021.

Losses and loss adjustment expenses

Losses and loss adjustment expenses were $122.1 million for the year ended December 31, 2021, an increase of $31.1 million, or 34.1%, compared to 2020. The increase was primarily driven by higher premium volume ceded to Hagerty Re from our insurance carrier partners. The loss ratio, including catastrophe losses, was 41.3%, for both the years ended December 31, 2021 and December 31, 2020.

Sales expense

Sales expense was $107.5 million for the year ended December 31, 2021, an increase of $21.3 million, or 24.7%, compared to 2020. The increase was primarily due to additional premium volume across our agent and direct distribution channels of $6.3 million, increased roadside costs from our towing provider of $3.2 million, and increased promotion and travel costs for events reopening in 2021 of $9.8 million.

General and administrative services

General and administrative services expenses were $64.6 million for the year ended December 31, 2021, an increase of $13.4 million, or 26.1%, compared to 2020. The increase was primarily driven by $6.1 million in higher software subscription and hardware costs and $4.2 million in consulting services, primarily related to digital innovation initiatives and digital platform optimization.

Depreciation and amortization

Depreciation and amortization expense was $22.1 million for the year ended December 31, 2021, an increase of $10.3 million, or 87.7%, compared to 2020. The increase was primarily attributable to a higher base of capital assets from our digital platform development investment. Amortization on these capital assets increased by $8.5 million.

Change in fair value of warrant liabilities

During the year ended December 31, 2021, the change in fair value of warrant liabilities was $42.5 million, which represents the change in our warrant liabilities after the Business Combination. We did not have warrants as of December 31, 2020. Refer to Note 17 — Warrant Liabilities in Item 8 of Part II of this Annual Report on Form 10-K for additional information with respect to our warrants.

Income tax expense

Income tax expense was $6.8 million for the year ended December 31, 2021, an increase of $1.9 million, or 40.1%, compared to 2020. The increase in income tax expense for the year ended December 31, 2021 compared to 2020 was primarily due to an increase in income before income tax expense of $9.0 million within Hagerty Re, which is taxed as a corporation. Refer to Note 21 — Taxation in Item 8 of Part II of this Annual Report on Form 10-K for additional information with respect to items affecting our effective tax rate.

Liquidity and Capital Resources

Maintaining a strong balance sheet and capital position is a top priority. We manage liquidity globally and across all operating subsidiaries, making use of our working capital, equity proceeds from the Business Combination and our credit facility (as defined below) when needed.

Through our reinsurance subsidiary, Hagerty Re, we reinsure the same personal lines risks that are underwritten by our affiliated MGA subsidiaries on behalf of our insurance carrier partners. Our reinsurance operations are self-funded primarily through existing capital and net cash flows from operations. As of December 31, 2021, Hagerty Re had approximately $291.6 million in cash and cash equivalents and municipal securities. Our MGA operations are financed primarily through the commissions and fees received from our insurance carrier partners and, if necessary, proceeds from our existing credit facility. Our membership-related subsidiaries finance their operations from the sale of HDC Member subscriptions, as well as proceeds, if necessary, from our existing credit facility.

We, particularly Hagerty Re, pays close attention to the underlying underwriting and reserving risks by monitoring the pricing and loss development of the underlying business written through its affiliated MGAs. Additionally, Hagerty Re seeks to minimize its investment risk by investing in low yield cash, money market accounts and investment grade municipal securities.

Capital Restrictions

In Bermuda, Hagerty Re is subject to the BSCR administered by the BMA. No regulatory action is taken by the BMA if an insurer’s capital and surplus is equal to or in excess of their enhanced capital requirement as determined by the BSCR model. In addition, the BMA has established a target capital level for each insurer which is 120% of the enhanced capital requirement. To ensure compliance with BSCR standards, Hagerty Re's target is 130% of the enhanced capital requirement. As of December 31, 2021, Hagerty Re's actual performance relative to the enhanced capital requirement was in excess of 120%.

Dividend Restrictions

Under Bermuda law, Hagerty Re is prohibited from declaring or issuing a dividend if it fails to meet its minimum solvency margin or minimum liquidity ratio. Prior approval from the BMA is also required if the Hagerty Re's proposed dividend payments would exceed 25% of its prior year-end total statutory capital and surplus. The amount of dividends which could be paid by Hagerty Re in 2022 without prior approval is $26.8 million.

Regulation relating to insurer solvency is generally for the protection of the policyholders rather than for the benefit of the stockholders of an insurance company. We believe that our existing cash and cash equivalents and municipal securities and cash flow from operations will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our reinsurance premium growth rate, renewal rates, the introduction of new and enhanced products, entry into, and successful entry in new geographic markets, and the continuing market adoption of our product offerings.

Comparative Cash Flows

The following table summarizes our cash flow data for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020	$ Change	% Change
	in thousands (except percentages)
Net cash provided by operating activities	$42,281	$84,572	$(42,291)	(50.0)%
Net cash used in investing activities	$(68,994)	$(47,388)	$(21,606)	(45.6)%
Net cash provided by financing activities	$332,071	$39,948	$292,123	731.3%
Operating Activities

Cash provided by operating activities primarily consists of net income adjusted for non-cash items and changes in working capital balances.

Net cash provided by operating activities is presented below:

	Year Ended December 31,
	2021	2020	$ Change	% Change
	in thousands (except percentages)
Net income (loss)	$(61,354)	$10,039	$(71,393)	(711.2)%
Non-cash adjustments to net income (loss)	70,302	16,684	53,618	321.4%
Changes in operating assets and liabilities	33,333	57,849	(24,516)	(42.4)%
Net cash provided by operating activities	$42,281	$84,572	$(42,291)	(50.0)%

Net cash provided by operating activities for the year ended December 31, 2021 was $42.3 million. Cash provided during the period included $8.9 million from net income (loss) after non-cash expenses are excluded. Non-cash expenses included the change in fair value of warrant liabilities of $42.5 million, depreciation and amortization expense of $22.1 million, an increase in our provision for deferred taxes of $3.0 million and loss on disposal of assets of $2.4 million. Changes and growth in operating assets and liabilities provided $33.3 million of operating cash. The increase in cash from changes in operating assets and liabilities was primarily attributable to increases in unearned premiums of $50.5 million, provision for unpaid losses and loss adjustment expenses of $19.9 million, commission payable of $16.8 million and losses payable of $12.5 million, partially offset by increases in deferred acquisition costs of $23.0 million, premiums receivable of $22.7 million, and prepaid expenses and other assets of $18.5 million. These increases in operating assets and liabilities are related to the growth we experienced in 2021.

Net cash provided by operating activities for the year ended December 31, 2020 was $84.6 million. Cash provided during this period included $26.7 million from net income (loss) after non-cash expenses are excluded. Non-cash expenses included depreciation and amortization expense of $11.8 million, loss on disposal of software development of $2.6 million and an increase in our provision for deferred taxes of $1.5 million. The increase in cash from changes in our operating assets and liabilities was primarily attributable to increases in unearned premiums of $25.6 million, provision for unpaid losses and loss adjustment expenses of $22.4 million and contract liabilities of $22.2 million, driven by advanced commission from new carrier partner, partially offset by an increase in accounts receivable of $14.5 million.

Investing Activities

During the year ended December 31, 2021, we invested approximately $43.4 million in property, equipment and software (excluding acquisitions), an increase of $5.1 million compared to 2020. Our primary capital expenditures included a $20.4 million investment in the scaling of digital platforms to support growth driven by strategic alliances, a $12.2 million investment in development of membership and marketplace technology platforms, and a $7.0 million investment in core operations infrastructure to support headcount growth. Additionally, we had acquisitions totaling $14.6 million during the year ended December 31, 2021, an increase of $5.7 million compared to 2020. For additional information regarding our 2021 and 2020 acquisitions, refer to Note 7 — Acquisitions in Item 8 of Part II of this Annual Report on Form 10-K. Lastly, during the year ended December 31, 2021, Hagerty Re invested in fixed income securities in connection with our reinsurance agreement with Aviva. Hagerty Re had no such fixed income securities during the year ended December 31, 2020. For additional information regarding our fixed income securities, refer to Note 1 — Summary of Significant Accounting Policies and New Accounting Standards in Item 8 of Part II of this Annual Report on Form 10-K.

Financing Activities

Cash provided by financing activities for the year ended December 31, 2021 increased $292.1 million compared to 2020, primarily due to the Business Combination and an increase in outstanding debt under our credit facility. There were net total cash inflows of $269.0 million related to the Business Combination, including proceeds of $789.7 million, offset by $489.7 million of distributions to the Legacy Unit Holders and $31.0 million of capitalized transaction costs in 2021. Refer to Note 6 — Business Combination in Item 8 of Part II of this Annual Report on Form 10-K. There were total net cash inflows of $67.5 million related to draws under our credit facility during the year ended December 31, 2021, compared to $43.9 million during the year ended December 31, 2020.

Future Sources and Uses of Liquidity

Our initial sources of liquidity will be (1) cash on hand, (2) net working capital, (3) cash flows from operations and (4) our credit facility. Based on our current expectations, we believe that these sources of liquidity will be sufficient to meet our needs for at least the next 12 months.

We expect that our primary liquidity needs will include cash used to (1) facilitate the organic growth of our business, (2) pay operating expenses, including cash compensation to our employees, (3) fund the growth of our membership and Marketplace initiatives, (4) pay interest and principal due on borrowings under our credit agreement, (5) pay income taxes and (6) make payments under the Tax Receivable Agreement.

Financing Arrangements

Multi-bank Credit Facility

In October 2021, we entered into a Third Amendment to the Amended and Restated Credit Agreement (the "Credit Agreement"), which amended the terms of our revolving credit facility (the "Credit Facility") with JPMorgan Chase Bank, N.A., as administrative agent, and the other financial institutions party thereto from time to time as lenders.

The aggregate amount of commitments available to us under the Credit Facility is $230.0 million. The Credit Agreement also provides for an uncommitted incremental component of the facility under which we may request one or more increases in the amount of the commitments available under the Credit Facility in an aggregate amount not to exceed $50.0 million. Additionally, the Credit Agreement also provides for the issuance of letters of credit and the making of discretionary swing line loans, with sublimits of $25.0 million and $3.0 million, respectively, or lesser amounts in the event the available aggregate commitments are less than such sublimits.

The current term of the Credit Agreement expires in October 2026 and may be extended by one year on an annual basis if agreed to by us and the lenders party thereto. Any unpaid balance on the Credit Facility is due at maturity.

We may elect that borrowings made under the Credit Facility bear interest at a rate per annum equal to either (i) a base rate equal to the greatest of (a) the prime rate published by the Wall Street Journal, (b) the greater of (1) the federal funds effective rate and (2) the overnight bank funding rate, in either case, plus 0.5%, and (c) a one-month adjusted London Inter-bank Offered Rate ("LIBOR") plus 1.0% or (ii) an adjusted LIBOR rate equal to the LIBOR rate multiplied by the statutory reserve rate, plus, in either case, an applicable margin based on a leverage ratio calculated based on our financial statements for its four most recent fiscal quarters. The Credit Agreement also contains customary LIBOR replacement provisions in the event LIBOR reference rates are no longer available.

The Credit Facility borrowings are collateralized by our assets, except for the assets of our U.K., Bermuda and German subsidiaries as well as the assets of the Hagerty Events, LLC and the non-wholly owned subsidiaries of MHH.

Under the Credit Agreement, we are required, among other things, to meet certain financial covenants, including a fixed charge coverage ratio and a leverage ratio. We were in compliance with these covenants as of December 31, 2021.

Interest Rate Swap

Interest rate swap agreements are contracts to exchange floating rate for fixed rate interest payments over the life of the agreement without the exchange of the underlying notional amounts. The notional amounts of the interest rate swap agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The differential paid or received on the interest rate swap agreements is recognized as an adjustment to interest expense.

The purpose of the interest rate swap agreement is to fix the interest rate on a portion of our existing variable rate debt in order to reduce exposure to interest rate fluctuations. Under such agreements, we pay the counterparty interest at a fixed rate. In exchange, the counterparty pays us interest at a variable rate, adjusted quarterly and based on LIBOR or the alternative replacement of LIBOR. The amount exchanged is calculated based on the notional amount. The significant inputs, primarily the LIBOR forward curve, used to determine the fair value are considered Level 2 observable market inputs. We monitor the credit and nonperformance risk associated with its counterparty and believes the risk to be insignificant at December 31, 2021.

In March 2017, we entered into a 5-year interest rate swap agreement with an original notional amount of $15.0 million at a fixed swap rate of 2.20%.

In December 2020, we entered into a 5-year interest rate swap agreement with an original notional amount of $35.0 million at a fixed swap rate of 0.78%.

Tax Receivable Agreement

Hagerty, Inc. expects to have adequate capital resources to meet requirements and obligations under the Tax Receivable Agreement entered into with the Legacy Unit Holders on December 2, 2021 that provides for the payment by Hagerty, Inc. to the Legacy Unit Holders of 85% of the amount of cash savings, if any, under U.S. federal, state and local income tax or franchise tax realized as a result of (i) any increase in tax basis of Hagerty, Inc.'s assets resulting from (a) purchase of Hagerty Group Units from any of the Legacy Unit Holders using the net proceeds from any future offering, (b) redemptions or exchanges by the Legacy Unit Holders of Class V Common Stock and Hagerty Group Units for shares of Class A Common Stock or (c) payments under the Tax Receivable Agreement and (ii) tax benefits related to imputed interest deemed arising as a result of payments made under the Tax Receivable Agreement.

Legacy Unit Holders may, subject to certain conditions and transfer restrictions described above, redeem or exchange their Class V Common Stock and Hagerty Group Units for shares of Class A Common Stock of Hagerty, Inc. on a one-for-one basis. The Hagerty Group made an election under Section 754 of the IRC of 1986, as amended, and the regulations thereunder (the "Code") effective for each taxable year in which a redemption or exchange of Class V Common Stock and Hagerty Group Units for shares of Class A Common Stock occurs, which is expected to result in increases to the tax basis of the assets of The Hagerty Group at the time of a redemption or exchange of Hagerty Group Units. The redemptions and exchanges are expected to result in increases in the tax basis of the tangible and intangible assets of The Hagerty Group. These increases in tax basis may reduce the amount of tax that Hagerty, Inc. would otherwise be required to pay in the future. This payment obligation as a part of the Tax Receivable Agreement is an obligation of Hagerty, Inc. and not of The Hagerty Group. For purposes of the Tax Receivable Agreement, the cash tax savings in income tax will be computed by comparing the actual income tax liability of Hagerty, Inc. (calculated with certain assumptions) to the amount of such taxes that Hagerty, Inc. would have been required to pay had there been no increase to the tax basis of the assets of The Hagerty Group as a result of the redemptions or exchanges and had Hagerty, Inc. not entered into the Tax Receivable Agreement. Estimating the amount of payments that may be made under the Tax Receivable Agreement is by nature imprecise, insofar as the calculation of amounts payable depends on a variety of factors.

Contractual Obligations

The following table summarizes of significant contractual obligations and other commitments as of December 31, 2021:

	Total	2022	2023	2024	2025	2026	Thereafter
	in thousands
Debt	$136,500	$1,000	$—	$—	$—	$135,500	$—
Interest payments	1,182	363	273	273	273	—	—
Operating leases	96,765	9,068	8,783	8,587	8,451	7,936	53,940
Purchase commitments	8,775	4,607	4,168	—	—	—	—
Total	$243,222	$15,038	$13,224	$8,860	$8,724	$143,436	$53,940

Interest payments excludes variable rate debt interest payments and commitment fees related to our Credit Facility.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 1 — Summary of Significant Accounting Policies and New Accounting Standards, in Item 8 of Part II of this Annual Report on Form 10-K. Our Consolidated Financial Statements are prepared in accordance with GAAP. The preparation of Consolidated Financial Statements requires management to make assumptions and estimates that affect the reported results of operations and financial position, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. The following is a discussion of the accounting policies, estimates and judgments that management believes are most significant in the application of GAAP used in the preparation of our Consolidated Financial Statements. These accounting policies, among others, may involve a high degree of complexity and judgment on the part of management. Further, these estimates and other factors could have significant adverse impact to our financial condition, results of operations and cash flows. We evaluate our significant estimates on an ongoing basis and base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from those estimates.

Unpaid Losses and Loss Adjustment Expenses

Unpaid losses and loss adjustment expenses are the difference between the estimated cost of losses incurred and the amount of paid losses as of the reporting date. These reserves reflect our management’s best estimate for both reported claims and IBNR claims. The reserves also include estimates of all expenses associated with processing and settling all reported and unreported claims. We regularly review the provision estimates and updates those estimates as new information becomes available or as events emerge that may affect the resolution of unsettled claims. Updates made to reserve estimates based on new information may cause changes in prior reserve estimates. These changes are recorded as losses and loss adjustment expenses in the period such changes are determined. Estimating the ultimate cost of claims and claims expenses is an inherently complex process that involves a high degree of judgment. The inputs requiring management judgement in the estimate of the provision for unpaid losses and loss adjustment expenses include:

•uncertainty around inflationary costs, both economic and social inflation;
•estimates of expected losses through the use of historical loss data;
•changing mix of business due to large growth in modern collectibles which carry a different risk profile than the Company’s classic book;
•legislative and judicial changes in the jurisdictions in which the company writes insurance, and

•industry experience.

Claims are analyzed and reported based on the accident year or the year in which the claims occurred. Accident year data is classified and utilized within actuarial models to prepare estimates of required reserves for payments to be made in the future. Timing for claim settlement varies and depends on the type of claim being reported (i.e. property damage as compared to personal injury claims). Claims involving property damage are generally settled faster than personal injury claims. Historical loss patterns are then applied to actual paid losses and reported losses by accident year to develop expectations of future payments. Implicit within the actuarial models are the impacts of inflation, especially for claims with longer expected cycle times. Refer to Note 10 — Provision for Unpaid Losses and Loss Adjustment Expenses in Item 8 of Part II of this Annual Report on Form 10-K for additional information regarding the methodologies used to estimate loss and loss adjustment expense reserves.

Given the inherent complexity and uncertainty surrounding the estimation of our ultimate cost of settling claims, reserves are reviewed quarterly and periodically throughout the year by combining historical results and current actual results to calculate new development factors. In estimating loss and loss adjustment expense reserves, our actuarial reserving group considers claim cycle time, claims settlement practices, adequacy of case reserves over time, and current economic conditions. Because actual experience can differ from key assumptions used in estimating reserves, there may be significant variation in the development of these reserves and the actual losses and loss adjustment expenses ultimately paid in the future. These adjustments to the loss and loss adjustment expense reserves are recognized in our Consolidated Statements of Operations in the period in which the change occurs.

The following table presents our gross and net provision for losses and loss adjustment expenses as of December 31, 2021 and 2020:

	Gross	% of Total	Net	% of Total
	in thousands (except percentages)
	As of December 31, 2021
Outstanding losses reported	$38,207	51.0%	$38,207	51.0%
IBNR	36,662	49.0%	36,662	49.0%
Total unpaid losses and loss adjustment expenses	$74,869	100.0%	$74,869	100.0%

	As of December 31, 2020
Outstanding losses reported	$22,710	41.3%	$22,710	41.3%
IBNR	32,278	58.7%	32,278	58.7%
Total unpaid losses and loss adjustment expenses	$54,988	100.0%	$54,988	100.0%

The following table summarizes our gross losses and loss adjustment expenses, and net losses and loss adjustment expenses by accident years as of December 31, 2021 and 2020:

	Gross Ultimate Loss & Loss Adjustment Expenses			Net Ultimate Loss & Loss Adjustment Expenses
Accident Year	2021	2020	Change	2021	2020	Change
	in thousands
2017	$18,592	$18,792	$(200)	$18,592	$18,792	$(200)
2018	38,405	41,100	(2,695)	38,005	40,724	(2,719)
2019	60,495	64,535	(4,040)	60,495	64,535	(4,040)
2020	87,583	91,025	(3,442)	87,583	91,025	(3,442)
2021	132,497	N/A	N/A	132,497	N/A	N/A
Total	$337,572	$215,452	$(10,377)	$337,172	$215,076	$(10,401)

Warrant Liabilities

Our warrants are accounted for in accordance with ASC 815. The warrants do not meet the criteria for equity treatment and as such, are recorded at fair value as a non-cash liability. This liability is subject to remeasurement each reporting period.

Our Public Warrants are Level 1 within the fair value hierarchy. The Public Warrants are measured utilizing quoted market prices.

We determined that our Private Placement Warrants, OTM Warrants, Underwriter Warrants and PIPE Warrants are Level 3 within the fair value hierarchy. We utilize a Monte Carlo simulation model to measure the fair value of these warrants. Our Monte Carlo simulation model includes assumptions related to the expected stock-price volatility, expected term, dividend yield and risk-free interest rate. Refer to Note 13 — Fair Value Measurements, in Item 8 of Part II of this Annual Report on Form 10-K, for additional information related to the significant inputs to the Monte Carlo simulation model.

The change in the fair value of the warrants is recognized in the Consolidated Statements of Operations each reporting period.

Liabilities under the Tax Receivable Agreement

In connection with the Business Combination, Hagerty, Inc. entered into a tax receivable agreement with the Legacy Unit Holders. The amount and timing of any payments under the Tax Receivable Agreement will vary depending on a number of factors, including, but not limited to, the increase in tax basis of The Hagerty Group's assets, the timing of any future redemptions, exchanges or purchases of Hagerty Group Units held by Legacy Unit Holders, the price of Class A Common Stock at the time of the purchase, redemption or exchange, the extent to which redemptions or exchanges are taxable, the amount and timing of the taxable income that Hagerty, Inc. generates in the future, the tax rates then applicable and the portion of the payments under the Tax Receivable Agreement constituting imputed interest.

As of December 31, 2021, as a result of the Business Combination and redemption of Hagerty Group Units, Hagerty, Inc. recognized liabilities totaling $3.5 million relating to obligations under the Tax Receivable Agreement.

Redeemable Non-Controlling Interest

As of December 31, 2021, redeemable non-controlling interest represents the economic interests of Legacy Unit Holders. Income or loss is attributed to the redeemable non-controlling interest based on the weighted average ownership of the Hagerty Group Units outstanding during the period held by Legacy Unit Holders. In connection with the Business Combination, Hagerty, Inc. entered into an Exchange Agreement with the Legacy Unit Holders. The Exchange Agreement permits the Legacy Unit Holders to exchange Class V Common Stock and associated Hagerty Group Units for an equivalent amount of Class A Common Stock, or at the option of the Company, for cash. Because the Company has the option to redeem the non-controlling interest for cash and the Company is controlled by the Legacy Unit Holders through their voting control, the non-controlling interest is considered     redeemable outside the Company's control. The redeemable non-controlling interest is measured at the greater of the initial fair value or the redemption value and is required to be presented as temporary equity on the Consolidated Balance Sheets.

The Exchange Agreement was amended as of March 23, 2022. Refer to Note 25 — Subsequent Events, in Item 8 of Part II of this Annual Report on Form 10-K for additional information.

New Accounting Standards

New accounting standards are described in Note 1 — Summary of Significant Accounting Policies and New Accounting Standards, in Item 8 of Part II of this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information otherwise required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Hagerty, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hagerty, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income (loss), changes in members’ and stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

Detroit, Michigan
March 24, 2022
We have served as the Company’s auditor since 2019.

Hagerty, Inc.
Consolidated Statements of Operations

	Year Ended December 31,
	2021	2020
REVENUES:	in thousands (except per share/unit amounts)
Commission and fee revenue	$271,571	$236,443
Earned premium	295,824	220,502
Membership and other revenue	51,684	42,603
Total revenues	619,079	499,548
OPERATING EXPENSES:
Salaries and benefits	171,901	137,508
Ceding commission	140,983	105,974
Losses and loss adjustment expenses	122,080	91,025
Sales expense	107,483	86,207
General and administrative services	64,558	51,188
Depreciation and amortization	22,144	11,800
Total operating expenses	629,149	483,702
OPERATING INCOME (LOSS)	(10,070)	15,846
Change in fair value of warrant liabilities	(42,540)	—
Interest and other income (expense)	(1,993)	(987)
INCOME (LOSS) BEFORE INCOME TAX EXPENSE	(54,603)	14,859
Income tax expense	(6,751)	(4,820)
NET INCOME (LOSS)	(61,354)	10,039
Net loss (income) attributable to non-controlling interest	398	127
Net loss (income) attributable to redeemable non-controlling interest	14,598	—
NET INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	$(46,358)	$10,166

Earnings (loss) per share of Class A Common Stock:
Basic and diluted	$(0.56)	N/A

Weighted-average shares of Class A Common Stock outstanding:
Basic and diluted	82,327	N/A

Earnings (loss) per Members' Unit
Basic and diluted	N/A	$101.66

Weighted-average units outstanding
Basic and diluted	N/A	100

The accompanying Notes are an integral part of these Consolidated Financial Statements.
See Note 22 for Related-Party Transactions disclosure.

Hagerty, Inc.
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
	2021	2020
	in thousands
Net income (loss)	$(61,354)	$10,039
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(792)	994
Derivative instruments	1,019	(423)
Other comprehensive income (loss)	227	571
Comprehensive income (loss)	(61,127)	10,610
Comprehensive loss (income) attributable to non-controlling interest	398	127
Comprehensive loss (income) attributable to redeemable non-controlling interest	14,598	—
Comprehensive income (loss) attributable to controlling interest	$(46,131)	$10,737

The accompanying Notes are an integral part of these Consolidated Financial Statements.
See Note 22 for Related-Party Transactions disclosure.

Hagerty, Inc.
Consolidated Balance Sheets

	December 31, 2021	December 31, 2020
ASSETS	in thousands (except share/unit amounts)
Current Assets:
Cash and cash equivalents	$275,332	$38,108
Restricted cash and cash equivalents	328,640	260,970
Accounts receivable	46,729	33,884
Premiums receivable	75,297	52,628
Commission receivable	57,596	54,541
Prepaid expenses and other current assets	30,155	14,656
Deferred acquisition costs, net	81,535	58,572
Total current assets	895,284	513,359
Property and equipment, net	28,363	25,822
Long-Term Assets:
Prepaid expenses and other non-current assets	30,565	20,167
Intangible assets, net	76,171	46,617
Goodwill	11,488	4,745
Total long-term assets	118,224	71,529
TOTAL ASSETS	$1,041,871	$610,710
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$9,084	$11,545
Losses payable	34,482	21,980
Provision for unpaid losses and loss adjustment expenses	74,869	54,988
Unearned premiums	175,199	124,708
Commissions payable	60,603	43,798
Due to insurers	58,031	49,162
Advanced premiums	13,867	13,745
Accrued expenses	46,074	36,271
Deferred tax liability	—	7,499
Contract liabilities	21,723	19,541
Other current liabilities	1,886	1,515
Total current liabilities	495,818	384,752
Long-Term Liabilities:
Accrued expenses	13,166	14,854
Contract liabilities	19,667	19,667
Long-term debt	135,500	69,000
Deferred tax liability	10,510	—
Warrant liabilities	89,366	—
Other long-term liabilities	7,043	5,116
Total long-term liabilities	275,252	108,637
TOTAL LIABILITIES	$771,070	$493,389
		(continued)
The accompanying Notes are an integral part of these Consolidated Financial Statements.
See Note 22 for Related-Party Transactions disclosure.

Hagerty, Inc.
Consolidated Balance Sheets

	December 31, 2021	December 31, 2020
	in thousands (except share/unit amounts)
Commitments and Contingencies (Note 23)
Redeemable non-controlling interest (Notes 16 and 25)	$593,277	$—
STOCKHOLDERS' / MEMBERS' EQUITY
Members' units, no par value (0 and 100,000 units authorized, issued and outstanding as of December 31, 2021 and 2020, respectively)	$—	$62,320
Preferred stock, $0.0001 par value (20,000,000 and 0 shares authorized, no shares issued and outstanding as of December 31, 2021 and 2020, respectively)	—	—
Class A common stock, $0.0001 par value (500,000,000 and 0 shares authorized, 82,327,466 and 0 shares issued and outstanding as of December 31, 2021 and 2020, respectively)	8	—
Class V common stock, $0.0001 par value (300,000,000 and 0 shares authorized, 251,033,906 and 0 shares issued and outstanding as of December 31, 2021 and 2020, respectively)	25	—
Additional paid-in capital	160,189	—
Accumulated earnings (deficit)	(482,276)	56,832
Accumulated other comprehensive income (loss)	(1,727)	(1,954)
Total stockholders' / members' equity:	(323,781)	117,198
Non-controlling interest	1,305	123
Total equity (Notes 16 and 25)	(322,476)	117,321
TOTAL LIABILITIES AND EQUITY	$1,041,871	$610,710
		(concluded)

The accompanying Notes are an integral part of these Consolidated Financial Statements.
See Note 22 for Related-Party Transactions disclosure.

Hagerty, Inc.
Consolidated Statements of Changes in Members' and Stockholders' Equity

	Members Equity	Class A Common Stock		Class V Common Stock		Additional Paid in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Accumulated Equity (Deficit)	Non-controlling Interest	Total Stockholders' Equity (Deficit)	Redeemable Non-Controlling Interest
in thousands		Shares	Amount	Shares	Amount
Balance at December 31, 2019	$66,320	—	$—	—	$—	$—	$46,666	$(2,525)	$110,461	$—	$110,461	$—
Net income (loss)	—	—	—	—	—	—	10,166	—	10,166	(127)	10,039	—
Other comprehensive income (loss)	—	—	—	—	—	—	—	571	571	—	571	—
Distributions	(4,000)	—	—	—	—	—	—	—	(4,000)	—	(4,000)	—
Non-controlling interest	—	—	—	—	—	—	—	—	—	250	250	—
Balance at December 31, 2020	$62,320	—	$—	—	$—	$—	$56,832	$(1,954)	$117,198	$123	$117,321	$—
Net income (loss) before transaction	$—	—	$—	—	$—	$—	$(3,089)	$—	$(3,089)	$(312)	$(3,401)	$—
Other comprehensive income (loss) before transaction	—	—	—	—	—	—	—	248	248	—	248	—
Distributions before transaction	(4,056)	—	—	—	—	—	—	—	(4,056)	—	(4,056)	—
Non-controlling interest issued capital before transaction	—	—	—	—	—	—	—	—	—	1,580	1,580	—
Business Combination	(58,264)	82,327	8	251,034	25	526,711	(489,661)	—	(21,181)	—	(21,181)	238,265
Net income (loss) after transaction	—	—	—	—	—	—	(46,358)	—	(46,358)	(86)	(46,444)	(11,510)
Other comprehensive income (loss) after transaction	—	—	—	—	—	—	—	(21)	(21)	—	(21)	—
Redemption value adjustment for redeemable non-controlling interest	—	—	—	—	—	(366,522)	—	—	(366,522)	—	(366,522)	366,522
Balance at December 31, 2021	$—	82,327	$8	251,034	$25	$160,189	$(482,276)	$(1,727)	$(323,781)	$1,305	$(322,476)	$593,277
The accompanying Notes are an integral part of these Consolidated Financial Statements.
See Note 22 for Related-Party Transactions disclosure.

Hagerty, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2021	2020
OPERATING ACTIVITIES:	in thousands
Net income (loss)	$(61,354)	$10,039
Adjustments to reconcile net income (loss) to net cash from operating activities:
Change in fair value of warrant liabilities	42,540	—
Depreciation and amortization expense	22,144	11,800
Provision for deferred taxes	3,038	1,478
Loss on disposals of equipment, software and other assets	2,425	2,648
Other	155	758
Changes in assets and liabilities:
Accounts receivable	(13,449)	(14,500)
Premiums receivable	(22,669)	(10,372)
Commission receivable	(3,005)	(8,164)
Prepaid expenses and other assets	(18,523)	(8,549)
Deferred acquisition costs	(22,963)	(11,764)
Accounts payable	(2,890)	4,597
Losses payable	12,502	5,243
Provision for unpaid losses and loss adjustment expenses	19,882	22,404
Unearned premiums	50,491	25,601
Commissions payable	16,805	7,570
Due to insurers	8,883	9,366
Advanced premiums	124	1,500
Accrued expenses	981	13,429
Contract liabilities	2,049	22,214
Other current liabilities	5,115	(726)
Net Cash Provided by Operating Activities	42,281	84,572
INVESTING ACTIVITIES:
Purchases of property and equipment and software	(43,370)	(38,258)
Acquisitions, net of cash acquired	(14,609)	(8,875)
Purchase of fixed income securities	(12,246)	—
Maturities of fixed income securities	1,183	—
Other investing activities	48	(255)
Net Cash Used in Investing Activities	$(68,994)	$(47,388)
		(continued)

The accompanying Notes are an integral part of these Consolidated Financial Statements.
See Note 22 for Related-Party Transactions disclosure.

Hagerty, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2021	2020
FINANCING ACTIVITIES:	in thousands
Payments on long-term debt	$(42,500)	$(29,100)
Proceeds from long-term debt	110,000	73,000
Contribution from minority interest	1,580	250
Distributions	(4,056)	(4,000)
Deferred financing costs	(962)	(202)
Payments on notes payable	(1,000)	—
Cash received in business combination	789,661	—
Cash consideration to HHC at Closing	(489,661)	—
Payment of capitalized transaction costs	(30,991)	—
Net Cash Provided by Financing Activities	332,071	39,948
Effect of exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	(464)	885

Change in cash and cash equivalents and restricted cash and cash equivalents	304,894	78,017
Beginning cash and cash equivalents and restricted cash and cash equivalents	299,078	221,061
Ending cash and cash equivalents and restricted cash and cash equivalents	$603,972	$299,078

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property and equipment	$4,668	$6,861
Acquisitions	$3,774	$9,524
Warrant liabilities recognized in business combination	$46,826	$—

CASH PAID FOR:
Interest	$2,502	$1,508
Income taxes	$2,160	$3,874
		(concluded)
The following table provides a reconciliation of cash and restricted cash from the Consolidated Balance Sheets to the Consolidated Statements of Cash Flows.

	2021	2020
	in thousands
Cash and cash equivalents	$275,332	$38,108
Restricted cash and cash equivalents	328,640	260,970
Total cash and cash equivalents and restricted cash and cash equivalents on the Consolidated Statements of Cash Flows	$603,972	$299,078

The accompanying Notes are an integral part of these Consolidated Financial Statements.
See Note 22 for Related-Party Transactions disclosure.

Hagerty, Inc.
Notes To Consolidated Financial Statements

1 — Summary of Significant Accounting Policies and New Accounting Standards

Description of Business — Hagerty, Inc., ("Hagerty" or the "Company") and its consolidated subsidiaries, including The Hagerty Group, LLC ("The Hagerty Group") is a global market leader in providing insurance for classic and enthusiast vehicles. In addition, Hagerty provides an automotive enthusiast platform that engages, entertains and connects with enthusiasts and our members.

The Company operates several entities which collectively support Hagerty's revenue streams. Hagerty earns commission and fee revenues for the distribution and servicing of classic automobile and boat insurance policies written through personal and commercial lines agency agreements with multiple insurance carriers in the United States ("U.S."), Canada and the United Kingdom ("U.K.").

Reinsurance premiums are earned in Hagerty Reinsurance Limited ("Hagerty Re") which is registered as a Class 3A reinsurer under the Bermuda Insurance Act 1978. Hagerty Re solely reinsures the classic auto and marine risks written through Hagerty's Managing General Agency ("MGA") entities in the U.S., Canada and the U.K.

•The business produced by the U.S. MGAs is written by Essentia Insurance Company ("Essentia") and reinsured with its affiliate Evanston Insurance Company ("Evanston"). In turn, Hagerty Re assumes premiums through a quota share agreement with Evanston. Essentia and Evanston are wholly owned subsidiaries of Markel Corporation ("Markel"). Markel is a related party. Refer to Note 22 — Related-Party Transactions for additional information.
•In 2020, Hagerty Re entered into a reinsurance agreement with Aviva Canada Inc. ("Aviva") to reinsure classic auto and marine risks produced by Hagerty's Canadian MGA.
•In 2021, Hagerty Re entered into a reinsurance agreement with Markel International Insurance Company Limited to reinsure classic auto risks produced by Hagerty's U.K. MGA. In connection with this new agreement, Hagerty Re purchased reinsurance to limit its liability to £1,000,000 per claim as U.K. law requires unlimited liability coverage. Markel International Insurance Company Limited is a subsidiary of Markel.

The Company earns subscription revenue through membership offerings and other automotive services sold to policyholders and classic vehicle enthusiasts. Membership offerings include but are not limited to private label roadside assistance, digital and linear video content, award-winning magazine, valuation services, and exclusive events and automotive third-party discounts. The Company owns and operates collector vehicle events, earning revenue through ticket sales, sponsorships, and event registration service fees. The Company also operates a peer-to-peer classic vehicle rental business for auto enthusiasts. In 2020, the Company started a majority-owned world-class vehicle storage and exclusive social club facilities called Member Hubs Holding, LLC ("MHH") for classic, collector and exotic cars owners.

The Company’s headquarters are located in Traverse City, Michigan.

Basis of Presentation — The Consolidated Financial Statements were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and with the instructions for annual reports on Form 10-K and Regulation S-X and include the accounts of Hagerty, Inc. and The Hagerty Group, LLC ("The Hagerty Group") with its consolidated subsidiaries. The Consolidated Financial Statements for the year ended December 31, 2020, is derived from The Hagerty Group's annual audited financial statements.

Principles of Consolidation — The Consolidated Financial Statements contain the accounts of Hagerty and its majority-owned or controlled subsidiaries. As of December 31, 2021, the Company had economic ownership of 24.7% of The Hagerty Group. In addition, MHH is an 80% owned subsidiary of The Hagerty Group. The Company consolidates these entities under the voting interest method guidance in accordance with ASC Topic 810, Consolidations. Redeemable non-controlling interest and Non-controlling interest are presented separately on the Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income (Loss) and the Consolidated Statements of Changes in Members' and Stockholders' Equity.

All significant intercompany accounts and transactions have been eliminated in consolidation.

Business Combination — On December 2, 2021 (the "Closing"), The Hagerty Group completed a business combination with Aldel Financial Inc. ("Aldel") and Aldel Merger Sub LLC ("Merger Sub"), a Delaware limited liability company and wholly owned subsidiary of Aldel (the "Business Combination"). In connection with the Closing, Aldel changed its name from Aldel Financial Inc. to Hagerty, Inc.

The Business Combination was accounted for as a common control reverse acquisition, for which The Hagerty Group was determined to be the accounting acquirer and Aldel was treated as the "acquired" company. The Hagerty Group issued equity for the net assets of Aldel, accompanied by a recapitalization. Business combinations in which the legal acquirer is not the accounting acquirer are commonly referred to as "reverse acquisitions". A reverse acquisition occurs when the entity that issues securities (legal acquirer) is identified as the acquiree for accounting purposes and the entity whose equity interests are acquired (the legal acquiree) is identified as the acquirer for accounting purposes. Reverse acquisitions are accounted for in accordance with Subtopic 805-40 of ASC Topic 805, Business Combinations ("ASC 805"). While other factors were evaluated but not considered to have a material impact on the determination, The Hagerty Group was determined to be the accounting acquirer based on the following factors:

•Hagerty Holding Corp. ("HHC") controlled the operating company prior to the Business Combination and controls the Company subsequent to the Business Combination through control of the board of directors (the "Board") as well as having majority voting ownership.
•The Hagerty Group’s management is also the management of the Company.
•The Hagerty Group is larger as compared to Aldel based on assets, revenues and earnings.

Unless otherwise indicated or the context otherwise requires, “Hagerty” and “the Company” refer to the business and operations of The Hagerty Group and its consolidated subsidiaries prior to the Business Combination and to Hagerty, Inc. and its consolidated subsidiaries, including The Hagerty Group, following the consummation of the Business Combination.

Refer to Note 6 — Business Combination for additional information.

Emerging Growth Company — The Company currently qualifies as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 and can delay the adoption of new or revised accounting standards until those standards would apply to private companies.

The Company intends to avail itself of such extended transition period and, therefore, the Company may not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies or have opted out of using such extended transition period.

Use of Estimates — The preparation of Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Although the estimates are considered reasonable, actual results could materially differ from those estimates.

The most significant estimates that are susceptible to notable change in the near-term relates to the provision for unpaid losses and loss adjustment expenses (including incurred but not reported ("IBNR")), the change in fair value of warrant liabilities and payments due under the Tax Receivable Agreement ("TRA"). Although some variability is inherent in these estimates, the Company believes that the current estimates are reasonable in all material respects. These estimates are reviewed regularly and adjusted as necessary. Adjustments related to changes in estimates are reflected in the Company’s results of operations in the period for which those estimates changed.

Segment Information — The Company has one operating segment and one reportable segment. The Company’s Chief Operating Decision Maker ("CODM") is the Chief Executive Officer, who makes resource allocation decisions and assesses performance based on financial information presented on a consolidated basis. The Company’s management approach is to utilize an internally developed strategic decision making framework with the membership patrons at the center of all decisions, which requires the CODM to have a consolidated view of the operations so that decisions can be made in the best interest of Hagerty and its membership patrons.

Foreign Currency Translation — The Company translates its foreign operations’ assets and liabilities denominated in foreign currencies into U.S. dollars at current rates of exchange as of the balance sheet date, and income and expense items at the average exchange rate for the reporting period. Translation adjustments resulting from exchange rate fluctuations are recorded in the foreign currency translation account, a component of accumulated other comprehensive income (loss). Transaction gains and losses are recognized in "Interest and other income (expense)" within the Consolidated Statements of Operations.

Business Update Related To COVID-19 — In March 2020, the World Health Organization declared the Coronavirus ("COVID-19") a pandemic. The pandemic has impacted every geography in which the Company operates. Governments implemented various restrictions around the world, including closure of non-essential businesses, travel, shelter-in-place requirements for citizens and other restrictions.

The Company has taken several precautionary steps to safeguard its business and team members from COVID-19, including implementing travel restrictions, arranging work from home capabilities and flexible work policies. The safety and well-being of Hagerty's team members continues to be the top priority. As restrictions were put in place, employees were able to transition to work from home environment quickly and effectively due to the prior technology investments and the Company’s focus on core values. Due to the restrictions and uncertainty caused by the pandemic, 2020 revenue growth was lower than expected primarily caused by lower levels of new business. Offsetting the 2020 revenue shortfall, expenses related to promotional events and travel were lower than anticipated. By the end of 2020, and through the year ended December 31, 2021, new business growth returned to pre-pandemic pace, events were being held and new initiatives were on track. Management will continue to follow and monitor guidelines in each jurisdiction and is working on a phased transition of employees returning to the office.

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents — Cash includes amounts held in banks in operating accounts and money market funds. The Company considers money market funds with maturities within 90 days of the purchase date to be equivalent to cash. At December 31, 2021 and 2020, the Company’s cash accounts exceeded federally insured limits.

The Company maintains cash collected by its MGAs for premiums from insured parties that have not yet been remitted to insurance companies. These funds are required to be held in trust and segregated from operating cash. These funds and a corresponding liability are included in "Restricted cash and cash equivalents" and "Due to insurers", respectively, within the Consolidated Balance Sheets.

The Company has established a trust account for the benefit of the ceding insurer as security for Hagerty Re's obligations for losses, loss expenses, unearned premium and profit-sharing commissions. The use of this fund is restricted to the payment of these expenses and is included in "Restricted cash and cash equivalents" within the Consolidated Balance Sheets.

Accounts Receivable — Accounts receivable are recorded, and revenue is recognized, at the latter of the billed or policy effective date, net of estimated cancellations.

Reinsurance Premiums Ceded — Reinsurance premiums ceded are expensed pro-rata over the term of the reinsurance treaties. The portion of the reinsurance premium related to the unexpired portions of the treaties at the end of the fiscal year is reflected in deferred reinsurance premiums.

Acquisition Costs — Acquisition costs are comprised of ceding commission and premium taxes that relate directly to the successful acquisition of new or renewal policy premiums by Hagerty Re. Acquisition costs are deferred and recognized in income over the period of the exposure in the underlying treaties.

The Company evaluates the recoverability of deferred acquisition costs by determining if the sum of future-earned premiums is greater than the expected future claims and expenses. Anticipated investment income is also a factor in this determination. If a loss is probable on the unexpired portion of policies in force, a premium deficiency loss is recognized. At December 31, 2021 and 2020, the deferred acquisition costs were considered fully recoverable and no premium deficiency loss was recorded.

Property and Equipment — Property and equipment are recorded at cost and depreciated over the estimated useful life of each asset. Leasehold improvements are amortized over the shorter of either the lease term or the estimated useful lives of the improvements. Useful lives for financial reporting range from three to seven years for computers, automobiles and office furniture. Building and building improvements have useful lives of 39 years.

The Company reviews all property and equipment that have finite lives for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with ASC Topic 360, Impairment and Disposal of Long-Lived Assets ("ASC 360"). If it is determined the carrying amount of the asset is not recoverable, an impairment charge is recorded. Upon sale or retirement, the cost and related accumulated depreciation of assets disposed of are removed from the accounts, and any resulting gain or loss is reflected in the Consolidated Statements of Operations.

Annual depreciation is calculated based on the straight-line method. Maintenance, repair costs and minor renovations are expensed as incurred, while expenditures that increase the asset lives are capitalized.

Prepaid Expenses and Other Assets — Prepaid expenses and other assets consist primarily of prepaid Software-as-a-Service ("SaaS") implementation costs, prepaid sales and general and administrative services expenses and fixed income investments.

•Prepaid expenses are recorded at cost and amortized over the service term.
•SaaS implementation costs are recorded as incurred in prepaid expenses. The Company expenses the costs incurred during the preliminary project stage and, upon management approval, capitalizes the direct implementation costs once implementation begins. The Company monitors implementation on an ongoing basis and capitalizes the costs of any major improvements or new functionality. Once the software is fully implemented, the ongoing maintenance costs are expensed.
•Fixed income investments consist of Canadian provincial and municipal bonds which qualify as debt securities under ASC Topic 320 Investments – Debt Securities. Fixed income investments are carried at amortized cost on the Consolidated Balance Sheets. Amortized cost is the amount at which an investment is acquired, adjusted for applicable accrued interest, accretion of discount or amortization of premium. Premium or discount is amortized on a straight-line basis to maturity. Pricing information for each fixed income security is obtained from our outside investment manager. The Company ultimately determines whether the inputs and the resulting market values are reasonable. Market pricing is based on fair value level 2 guidance using observable inputs such as quoted prices for similar assets at the measurement date.

Intangible Assets — Intangible assets are recorded at cost and amortized over the estimated useful life of each intangible asset. Acquired intangible assets are initially valued at fair value using generally accepted valuation methods appropriate for the type of intangible assets. Intangible assets primarily consist of insurance policy renewal rights, internally developed software, trade names, non-compete agreements and customer relationships. Amortization is recorded using the straight-line method over their estimated useful lives as it approximates the pattern over which economic benefits are realized. Insurance policy renewal rights, internally developed software, trade names, non-complete agreements and customer relationships are amortized over 3 to 25 years. For internally developed software, the Company expenses the costs incurred during the preliminary project stage and capitalizes the direct development costs (including the associated payroll and related costs for employees working on development and outside contractor costs) once management approval is obtained.

Intangible assets are reviewed for impairment upon a triggering event or when changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with ASC 360. If it is determined that the carrying amount of the asset is not recoverable, the Company recognizes an impairment loss in the current period within the Consolidated Statements of Operations. The Company did not identify any impairment indicators during the years ended December 31, 2021 and 2020.

Goodwill — Goodwill represents the excess of the cost of a business combination, as defined in ASC 805, over the fair value of net assets acquired, including identifiable intangible assets. Goodwill is tested for impairment at the reporting unit level annually as of October 1, and whenever indicators of impairment exist. The Company evaluates impairment of goodwill by assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Qualitative factors include industry and market considerations, overall financial performance, and other relevant events and circumstances affecting the reporting unit. If after performing the qualitative assessment, the Company determines it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the Company performs a quantitative fair value test. The primary valuation method used in the quantitative impairment assessment to determine the fair value of the reporting unit has been a discounted cash flow model. Other valuation methods or comparable transactions may be used when appropriate and applicable to determine the fair value of a reporting unit.

The Company did not recognize any goodwill impairments during the years ended December 31, 2021 and 2020.

Losses Payable — Losses payable represents the amount of losses paid and billed by the fronting insurer that have not been paid by Hagerty Re as of the balance sheet date.

Provision for Unpaid Losses and Loss Adjustment Expenses — Losses and loss adjustment expenses are recognized as incurred and are based on the estimated ultimate cost of settlement. Outstanding losses include amounts determined from reports and individual cases. As of any balance sheet date, all claims have not yet been reported, and some claims may not be reported for many years. As a result, the liability for unpaid losses and loss adjustment expenses includes significant estimates for IBNR claims. While management believes that these amounts are fairly stated, the ultimate liability may differ materially from the amounts provided.

The Company provides for IBNR claims based on an analysis of the loss experience of the risks insured and the recommendations of appropriately qualified actuaries. The reinsurance recoverable amounts shown are determined by applying contract language specific to the Company’s third-party reinsurance program to losses and loss expenses arising from claims occurring as a result of a qualifying event. Adjustments to estimates will be included in the financial statements of subsequent periods when such adjustments become known.

Due to Insurers — Due to insurers represents the net amount of premium due to carriers based on the respective contract with each carrier. The net amount due is equal to the gross written premium less the Company’s commission for policies that have reached their effective date.

Advanced Premiums — Advanced premiums represent the gross written premium received from customers prior to the effective date of the policy. At the effective date of the policy, advanced premiums are reclassified to due to insurers and commission income is recognized.

Accrued Expenses — Accrued expenses consist primarily of amounts owed for wages, payroll taxes, incentive compensation, benefits, professional services and future installments for purchase consideration resulting from asset acquisitions and business combinations.

Warrant Liabilities — The Company accounts for its outstanding warrants in accordance with ASC Topic 815 Derivatives and Hedging ("ASC 815"). The warrants do not meet the criteria for equity treatment and as such, are recorded at fair value as a non-cash liability. This liability is subject to remeasurement each reporting period and utilizes a Monte Carlo simulation model to value the warrants. The change in the fair value of the warrants is recognized in the Consolidated Statements of Operations each reporting period. Refer to Note 17 — Warrant Liabilities for additional information.

Derivative Instruments — The Company enters into certain derivative financial instruments, when available on a cost-effective basis, to mitigate its risk associated with changes in interest rates. The Company accounts for derivatives in accordance with ASC 815, which establishes accounting and reporting standards requiring that all derivative instruments (including certain derivative instruments embedded in other contracts), whether designated in hedging relationships or not, be recorded on the Consolidated Balance Sheets as either an asset or liability measured at fair value. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in Other comprehensive income (loss). If a derivative is not designated as an accounting hedge, the change in fair value is recognized in the Consolidated Statements of Operations each reporting period. All derivative instruments are managed on a consolidated basis to efficiently minimize exposures.

Gains and losses related to the derivative instruments are expected to be largely offset by gains and losses on the original underlying asset or liability. The Company does not use derivative financial instruments for speculative purposes.

The Company is exposed to credit loss in the event of nonperformance by the counterparties on derivative contracts. It is the Company’s policy to manage its credit risk on these transactions by dealing only with financial institutions having a long-term credit rating of “A” or better.

Acquisitions — The Company accounts for acquisitions of entities or asset groups that qualify as businesses using the acquisition method of accounting in accordance with ASC 805. Purchase consideration is allocated to the tangible and intangible assets acquired and liabilities assumed based on the estimated fair values as of the acquisition date, which are measured in accordance with the principles outlined in ASC Topic 820, Fair Value Measurement ("ASC 820"). The determination of fair value requires management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature. The excess of the total purchase consideration over the fair value of the identified net assets acquired is recognized as goodwill. The results of the acquired businesses are included in the results of operations beginning from the date of acquisition. Acquisition-related costs are expensed as incurred.

During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the allocation of purchase consideration and to the fair values of assets acquired and liabilities assumed to the extent that additional information becomes available. After this period, any subsequent adjustments are recorded in the Consolidated Statements of Operations.

Revenue Recognition — The Company recognizes revenue under both ASC Topic 606, Revenue from Contracts with Customers ("ASC 606") and ASC Topic 944 Financial Services — Insurance ("ASC 944").

Commission and Fee Revenue

Hagerty earns new and renewal commissions paid by insurance carriers and fees paid by the carriers’ insureds for the binding of insurance coverage. The Company has identified its customer as the insurance carrier and determined transaction price to be the estimated commissions to be received over the term of the policy, based on an estimate of premiums placed, net of a constraint for policy changes and cancellations. These commissions and fees, including those paid via installment plan, are earned when the policy becomes effective, as all rights are passed to the insured and the obligation to pay a claim resides with the carrier.

Under the terms of its contracts with insurance carriers, the Company has the opportunity to earn an annual contingent underwriting commission ("CUC") based on the loss performance of the insurance book of business. The Company’s CUC agreements are based on written or earned premium and underwriting results. Each carrier contract and related CUC is calculated independently. The CUCs represent a form of variable consideration associated with the placement of coverage, for which the Company earns commissions and fees. Under ASC 606, the Company must estimate the amount of consideration that will be received in the coming year such that a significant reversal of revenue is not probable. As such, CUC is recognized as a contract asset as policies are issued using applicable premium and payout factors based on the estimated loss ratio from the contract.

Earned Premium

Reinsurance premium revenue is recognized in Hagerty Re under ASC 944 on a pro rata basis over the period of the exposure in the underlying reinsurance agreement with the unearned portion recorded as "Unearned premiums" on the Consolidated Balance Sheets.

Membership and Other Revenue

Revenue from the sale of Hagerty Drivers Club membership program ("HDC") subscriptions is recognized ratably over the period of the membership, resulting in contract liabilities at December 31, 2021 and 2020. The Company treats the membership as a single performance obligation to provide access to stated member benefits over the life of the membership, which is currently one year.

Contract Assets and Liabilities — The Company recognizes contract assets for amounts due to the Company for CUCs earned but not yet billed under terms of the contract. Contract assets are recorded within "Commission receivable" on the Consolidated Balance Sheets.

Contract liabilities consist of payments received in advance of performance under a contract before the transfer of goods or services to a customer or fulfillment of the contract obligations. In 2020, the Company entered into an agreement with a large national carrier and received an advanced commission payment to offset costs of system development. Contract liabilities consist primarily of this advanced payment, along with the obligation to fulfill HDC membership benefits over the one-year life of a membership.

Contract Costs — The Company accounts for contract costs under ASC Topic 340, Other Assets and Deferred Costs, which requires companies to defer certain incremental costs to obtain customer contracts and certain costs to fulfill customer contracts.

The Company capitalizes the incremental costs to obtain contracts primarily related to commission payments on new policy sales. These deferred costs are amortized over the expected life of the insurance client and are included in "Prepaid expenses and other assets" in the Company’s Consolidated Balance Sheets as of December 31, 2021 and 2020.

Advertising — Advertising and sales promotion costs are expensed the first time the advertising or sales promotion takes place. Advertising costs were $24.1 million and $18.2 million for the years ended December 31, 2021 and 2020, respectively, and are reflected as a component of "Sales expense" in the Consolidated Statements of Operations.

Income Taxes — The Hagerty Group is taxed as a pass-through ownership structure under provisions of the Internal Revenue Code ("IRC") and a similar section of state income tax law, except Hagerty Re and various foreign subsidiaries. Any taxable income or loss generated by The Hagerty Group is passed through to and included in the taxable income or loss of Hagerty Group Unit Holders, including Hagerty, Inc. Hagerty, Inc. is taxed as a corporation and pays corporate federal, state and local taxes with respect to income allocated from The Hagerty Group. Hagerty, Inc., Hagerty Re and various foreign subsidiaries are treated as taxable entities and income taxes are provided where applicable (see Note 21 — Taxation).

Where applicable, income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax-credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Deferred tax assets are recognized to the extent that there is sufficient positive evidence as allowed under the ASC Topic 740, Income Taxes ("ASC 740"), to support the recoverability of those deferred tax assets. The Company establishes a valuation allowance to the extent that there is insufficient evidence to support the recoverability of the deferred tax asset under ASC 740. In making such a determination, management considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If it is determined that the deferred tax assets would be realizable in the future in excess of their net recorded amount, an adjustment would be made to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

As of December 31, 2021 and 2020, the Company did not have any unrecognized tax benefits and had no material accrued interest or penalties related to uncertain tax positions. If recorded, interest and penalties would be recorded as "Income tax expense" on the Consolidated Statements of Operations.

Tax Receivable Agreement Liability — In connection with the Business Combination, Hagerty, Inc. entered into the TRA with HHC and Markel (together, the "Legacy Unit Holders"). The TRA provides for payment to the Legacy Unit Holders of 85% of the U.S. federal, state and local income tax savings realized by Hagerty, Inc. as a result of the increases in tax basis and certain other tax benefits as outlined in the Business Combination Agreement upon the exchange of limited liability units in The Hagerty Group ("Hagerty Group Units") and Class V Common Stock of the Company for Class A Common Stock of the Company or cash. The Hagerty Group will have in effect an election under Section 754 of the IRC effective for each taxable year in which an exchange of Hagerty Group Units occurs. The remaining 15% cash tax savings resulting from the basis adjustments will be retained by Hagerty, Inc.

In general, cash tax savings result in a year when the tax liability of Hagerty, Inc. for the year, computed without regard to the deductions attributable to the amortization of the basis increase and other deductions that arise in connection with the payment of the cash consideration under the TRA or the exchange of Hagerty Group Units and Class V Common Stock for Class A Common Stock, would be more than the tax liability for the year taking into account such deductions. Payments under the TRA will not be due until the Company is able to reduce a cash tax liability by the amortization of the basis increase on a filed tax return. The payments under the TRA are expected to be substantial. The estimated value of the TRA is recorded in "Other long-term liabilities".

Hagerty, Inc. accounts for the effects of the basis increases as follows.

•Hagerty, Inc. records an increase in deferred tax assets for the income tax effects of the increases in tax basis based on enacted federal and state income tax rates at the date of the exchange.
•Hagerty, Inc. evaluates the ability to realize the full benefit represented by the deferred tax asset based on an analysis that will consider expectations of future earnings among other things. If Hagerty, Inc. determines that the full benefit is not likely to be realized, a valuation allowance is established to reduce the amount of the deferred tax assets to an amount that is likely to be realized.

•At Closing, Hagerty, Inc. recorded 85% of the estimated realizable tax benefit as an increase to the liability due under the TRA and the remaining 15% of the estimated realizable tax benefit as an increase to Additional paid-in capital.

All of the effects of changes in any of the estimates after the date of the redemption or exchange will be recorded in Net income (loss). Similarly, the effect of subsequent changes in the enacted tax rates will be recorded in Net income (loss).

Non-controlling Interest — Non-controlling interest represents the portion of economic ownership of MHH that is not owned or controlled by The Hagerty Group. The Company consolidates its ownership of MHH under the voting interest method. Non-controlling interest is shown separately on the Consolidated Statements of Operations.

Redeemable Non-controlling Interest — Redeemable non-controlling interest represents the economic interests of Legacy Unit Holders. Income or loss is attributed to the redeemable non-controlling interest based on the weighted average ownership of the Hagerty Group Units outstanding during the period held by Legacy Unit Holders. In connection with the Business Combination, Hagerty, Inc. entered into an Exchange Agreement with the Legacy Unit Holders ("Exchange Agreement"). The Exchange Agreement permits the Legacy Unit Holders to exchange Class V Common Stock and associated Hagerty Group Units for an equivalent amount of Class A Common Stock, or at the option of the Company, for cash. Because the Company has the option to redeem the non-controlling interest for cash and the Company is controlled by the Legacy Unit Holders through their voting control, the non-controlling interest is considered redeemable outside the Company's control. The redeemable non-controlling interest is measured at the greater of the initial fair value or the redemption value and is required to be presented as temporary equity on the Consolidated Balance Sheets.

Earnings Per Share — Basic earnings per share ("EPS") is computed by dividing Net income (loss) attributable to Hagerty, Inc. by the weighted-average number of shares of Class A Common Stock outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, resulting in the issuance of shares of Class A Common Stock that would then share in the earnings of Hagerty, Inc. In periods in which the Company reports a net loss available to stockholders, diluted net loss per share available to stockholders would be the same as basic net loss per share available to stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

Self-Insurance — The Company has elected to self-insure certain costs related to U.S. employee health benefit and short-term disability programs. Costs resulting from self-insured losses are charged to expense when incurred. The Company has purchased insurance that limits its aggregate annual exposure for healthcare costs to approximately $10.8 million and $8.3 million for the years ended December 31, 2021 and 2020, respectively. Total expenses for healthcare claims incurred for the years ended December 31, 2021 and 2020 were approximately $10.9 million and $7.6 million, respectively. Healthcare claims are recorded within "Salaries and benefits" on the Consolidated Statements of Operations. As of December 31, 2021 and 2020, the Company has recorded approximately $0.9 million and $0.7 million as an estimate of IBNR claims, respectively. The amount of actual losses incurred could differ materially from the estimate reflected in these financial statements.

Recently Adopted Accounting Guidance

Financial Instruments — In August 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-12, Derivatives and Hedging (ASC Topic 815): Targeted Improvements to Accounting for Hedging Activities, which relates to accounting for hedging activities. This guidance expands strategies that qualify for hedge accounting, changes how many hedging relationships are presented in the financial statements and simplifies the application of hedge accounting in certain situations.

The Company early adopted ASU No. 2017-12 effective January 1, 2020. Adoption of the standard enhanced the presentation of the effects of our hedging instruments and the hedged items in our Consolidated Financial Statements to increase the understandability of the results of our hedging strategies.

Media Content — In March 2019, the FASB issued ASU 2019-02, Improvements to Accounting for Costs of Films and License Agreements for Program Materials, to align the accounting for production costs of an episodic television series with the accounting for production costs of films by removing the content distinction for capitalization.

As a result of adopting this ASU on January 1, 2021, the Company applied the guidance of ASC Topic 926, Entertainment - Films for the original content the Company self-produces and where the intellectual property is owned by the Company. For content the Company produces, the costs associated with production, including development costs, direct costs and production overhead will be capitalized and amortized over the estimated useful life of the asset. The adoption of the ASU had a $3.3 million impact on the Company’s Consolidated Financial Statements through December 31, 2021.

Convertible Instruments and Contracts — In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments by eliminating certain separation models and will generally be reported as a single liability at its amortized cost. In addition, ASU 2020-06 eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. The Company early adopted ASU 2020-06 effective January 1, 2021, which did not have an impact on the Consolidated Financial Statements.

Recent Accounting Guidance Not Yet Adopted

Leases — In February 2016, the FASB issued ASU 2016-02, Leases ("ASC 842"), which supersedes the lease requirements in ASC Topic 840, Leases ("ASC 840"). This guidance increases transparency and comparability among organizations by recognizing lease assets and lease liabilities in the Consolidated Balance Sheets. The guidance requires disclosure to enable users of the Consolidated Financial Statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The transition to ASU No. 2016-02 requires the recognition and measurement of leases at the beginning of the earliest period presented using a modified retrospective approach. In June 2020, the FASB issued ASU No. 2020-05, Effective Dates for Certain Entities, which deferred the effective date for nonpublic entities, including emerging growth companies, that had not yet adopted the original ASU. Under the amended guidance, the leasing standard will be effective for the Company’s fiscal year beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022, with early adoption permitted. The Company is currently evaluating the effect of adoption of these standards on the Consolidated Financial Statements and related disclosures but expects to record a material right-of-use asset and liability on the Consolidated Balance Sheets related to our operating leases upon adoption on January 1, 2022. Upon adoption, the Company expects to elect the package of practical expedients, which among other things, allows the Company not to reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs. The Company will continue to finalize the implementation of new processes and the assessment of the impact of this adoption on the Consolidated Financial Statements.

Credit Losses — In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (ASC Topic 326): Measurement of Credit Losses on Financial Instruments, which requires a company to consider forward looking information to determine current estimated credit losses for all financial instruments that are not accounted for at fair value through net income. ASU No. 2019-10 defers the effective date of ASU No. 2016-13 to January 1, 2023. The Company does not expect the adoption of ASU No. 2016-13 to have a material impact on Consolidated Financial Statements and related disclosures.

Reference Rate Reform — In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (ASC Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASC 848"), which provides optional relief to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference London Inter-Bank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform. Additionally, in January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (ASC Topic 848), which clarifies that certain optional expedients and exceptions in ASC 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The Company does not expect the adoption of these ASUs to have a material impact on the Consolidated Financial Statements and related disclosures.

2 — Revenue

Disaggregation of Revenue — The following table presents Hagerty's revenue by distribution channel offering, as well as a reconciliation to total revenue for the years ended December 31, 2021 and 2020:

	Agent	Direct	Total
	in thousands
	Year Ended December 31, 2021
Commission and fee revenue	$115,310	$98,926	$214,236
Contingent commission	29,552	27,783	57,335
Membership revenue	—	40,605	40,605
Other revenue	—	11,079	11,079
Total revenue from customer contracts	$144,862	$178,393	$323,255
Earned premium recognized under ASC 944			295,824
Total revenue			$619,079

	Year Ended December 31, 2020
Commission and fee revenue	$99,294	$82,721	$182,015
Contingent commission	30,024	24,404	54,428
Membership revenue	—	36,278	36,278
Other revenue	—	6,325	6,325
Total revenue from customer contracts	$129,318	$149,728	$279,046
Earned premium recognized under ASC 944			220,502
Total revenue			$499,548

The following table presents Hagerty's revenue disaggregated by geographic area, as well as a reconciliation to total revenue for the years ended December 31, 2021 and 2020:

	U.S.	Canada	Europe	Total
	in thousands
	Year Ended December 31, 2021
Commission and fee revenue	$193,520	$16,782	$3,934	$214,236
Contingent commission	57,424	(383)	294	57,335
Membership revenue	37,688	2,917	—	40,605
Other revenue	9,448	301	1,330	11,079
Total revenue from customer contracts	$298,080	$19,617	$5,558	$323,255
Earned premium recognized under ASC 944				295,824
Total revenue				$619,079

	Year Ended December 31, 2020
Commission and fee revenue	$165,740	$13,274	$3,001	$182,015
Contingent commission	51,820	1,741	867	54,428
Membership revenue	33,938	2,340	—	36,278
Other revenue	4,976	129	1,220	6,325
Total revenue from customer contracts	$256,474	$17,484	$5,088	$279,046
Earned premium recognized under ASC 944				220,502
Total revenue				$499,548

Earned Premium — The following table presents Hagerty Re's total premiums assumed and the change in unearned premiums for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
	in thousands
Underwriting income:
Premiums assumed	$353,925	$250,557
Reinsurance premiums ceded	(7,920)	(3,086)
Net premiums assumed	346,005	247,471
Change in unearned premiums	(50,491)	(25,601)
Change in deferred reinsurance premiums	310	(1,368)
Net premiums earned	$295,824	$220,502

Contract Assets — The following table is a reconciliation of the changes in the Company's contract assets for the periods specified below. Contract assets are classified as "Commission receivable" on the Consolidated Balance Sheets.

	2021	2020
	in thousands
Contract assets as of January 1,	$54,541	$46,320
CUC received	(54,280)	(46,207)
CUC recognized	57,335	54,428
Contract assets as of December 31,	$57,596	$54,541

Contract Liabilities —The following is a reconciliation of the changes in the Company's contract liabilities for the periods specified below:

	Current		Long-Term
	2021	2020	2021	2020
	in thousands
Contract liabilities as of January 1,	$19,541	$16,962	$19,667	$—
Advanced commission	—	333	—	19,667
Membership and other revenue recognized during the period	(51,684)	(42,603)	—	—
Membership and other revenue deferred during the period	53,866	44,849	—	—
Contract liabilities as of December 31,	$21,723	$19,541	$19,667	$19,667

3 — Deferred Acquisition Costs

The following table presents a reconciliation of the changes in deferred acquisition costs for the periods specified below:

	2021	2020
	in thousands
Deferred acquisition costs as of January 1,	$58,572	$46,808
Acquisition costs deferred	163,946	117,738
Amortization charged to income	(140,983)	(105,974)
Deferred acquisition costs as of December 31,	$81,535	$58,572

4 — Prepaid Expenses and Other Assets

Prepaid expenses and other assets, current and long-term, consist of:

	Year Ended December 31,
	2021	2020
	in thousands
Prepaid sales, general and administrative expenses	$18,004	$11,661
Prepaid SaaS implementation costs	16,318	15,369
Fixed income investments	10,785	—
Contract costs	4,160	2,749
Media content	3,335	—
Other	8,118	5,044
Prepaid expenses and other assets	$60,720	$34,823

5 — Property and Equipment

The following table summarizes the carrying value of the Company's property and equipment.

	December 31,
	2021	2020
	in thousands
Land and land improvements	$930	$930
Buildings	1,748	1,748
Leasehold improvements	10,309	7,917
Furniture and equipment	15,121	13,829
Computer equipment and software	20,405	25,609
Automobiles	738	747
Total property and equipment	$49,251	$50,780
Less: accumulated depreciation	(20,888)	(24,958)
Property and equipment, net	$28,363	$25,822

Property and equipment depreciation expense was $6.4 million and $4.7 million for the years ended December 31, 2021 and 2020, respectively.

6 — Business Combination

On December 2, 2021, through The Hagerty Group, the Company completed the Business Combination pursuant to the Business Combination Agreement with Aldel and Merger Sub, with The Hagerty Group surviving as a wholly owned subsidiary of the Company immediately following the Business Combination. In connection with the closing of the Business Combination, the registrant changed its name from Aldel Financial Inc. to Hagerty, Inc.

Pursuant to the terms of the Business Combination Agreement, (a) Merger Sub was merged with and into The Hagerty Group, whereupon the separate limited liability company existence of Merger Sub ceased to exist and The Hagerty Group became the surviving company and continues to exist under the Delaware Limited Liability Company Act and (b) the existing limited liability company agreement of The Hagerty Group was amended and restated to, among other things, make Aldel a member of The Hagerty Group.

As outlined within the Business Combination Agreement, certain accredited investors or qualified institutional buyers (the "PIPE Investors") entered into the Subscription Agreement, pursuant to which the PIPE Investors agreed to purchase 70,385,000 shares (the "PIPE Shares") of the Company’s Class A Common Stock and 12,669,300 warrants to purchase shares of Class A Common Stock (the "PIPE Warrants" and, together with the PIPE Shares, the "PIPE Securities") for an aggregate purchase price of $703.9 million. The sale of the PIPE Securities was consummated concurrently with the Closing.

In connection with the consummation of the Business Combination:

•all of the existing limited liability company interests of The Hagerty Group held by HHC were converted into (1) $489.7 million in cash, (2) 176,033,906 Hagerty Group Units, and (3) 176,033,906 shares of Class V Common Stock;
•all of the existing limited liability company interests of The Hagerty Group held by Markel were converted into (1) 75,000,000 Hagerty Group Units, and (2) 75,000,000 shares of Class V Common Stock of the Company;
•3,005,034 shares of Aldel's 11,500,000 Class A Common Stock subject to redemption were redeemed, resulting in 8,494,966 Class A Common Stock still outstanding;

•all of the 2,875,000 outstanding shares of Aldel's Class B Common Stock were converted into shares of Class A Common Stock on a one-for-one basis; and
•572,500 outstanding Aldel Class A Common Stock became Hagerty, Inc. Class A Common Stock.

Immediately after giving effect to the Business Combination, there were 82,327,466 shares of Hagerty Class A Common Stock outstanding, 251,033,906 shares of Hagerty Class V Common Stock outstanding and 20,005,550 warrants outstanding which can be converted on a one-for-one basis to Class A Common Stock. Refer to Note 17 — Warrant Liabilities for additional information on the Company's warrants.

Following the Closing, the Company is organized as a C corporation and owns an equity interest in The Hagerty Group in what is commonly known as an "Up-C" structure in which substantially all of the assets and liabilities of the Company are held by The Hagerty Group. As of December 31, 2021, the Company owned 24.7% of The Hagerty Group.

As a result of the Up-C structure, redeemable non-controlling interest is held by the Legacy Unit Holders, who retained 75.3% of the economic ownership of The Hagerty Group as of December 31, 2021.

In connection with the Business Combination, the Company incurred direct and incremental costs of approximately $41.9 million, consisting of primarily investment banking, insurance and professional fees, of which $32.6 million were recorded as a reduction of Additional-paid-in-capital within the Consolidated Balance Sheets.

In connection with the Business Combination, Hagerty, Inc. entered into the TRA with the Legacy Unit Holders. The TRA provides for payment to the Legacy Unit Holders of 85% of the U.S. federal, state and local income tax savings realized by Hagerty, Inc. as a result of the increases in tax basis and certain other tax benefits related to the transactions contemplated under the Business Combination Agreement upon the exchange of Hagerty Group Units and Class V Common Stock for Class A Common Stock or cash. Refer to Note 21 — Taxation for additional information related to the TRA.

The following table is a summary of the cash inflows and outflows related to the Business Combination:

Business Combination
in thousands
Cash in trust, net of redemptions	$85,811
Cash, PIPE	703,850
Less: transaction costs and advisory fees	(41,859)
Less: Cash consideration to HHC at Closing	(489,661)
Net cash received from Business Combination	$258,141

7 — Acquisitions

2021 Business Combinations — On June 22, 2021, the Company purchased the Amelia Island Concours d’Elegance event. On July 22, 2021, the Company's MHH Canadian subsidiary purchased the Paddock Motor Club in Toronto, Canada. On August 12, 2021, the Company purchased McCall's Motorworks Revival. On November 30, 2021, Member Hubs Seattle, LLC purchased the operations of Driver Club, LLC. The pro forma effect of these acquisitions does not materially impact the Company’s reported results, either individually or in the aggregate, for each period presented in the Consolidated Statements of Operations. As a result, no pro forma information has been presented.

2020 Asset Acquisition — The Company completed one acquisition in 2020 that was accounted for as an asset acquisition. On March 1, 2020, the Company purchased the renewal rights to the collector insurance policies effective on or after March 1, 2020 from a Canadian insurance brokerage. As part of the transaction, the seller entered into a non-compete agreement with the Company wherein it is prohibited from competing with the Company for a period of five years. Total purchase consideration for the acquisition was $9.7 million, with cash paid at closing of $2.5 million and estimated current and long-term liabilities of $2.4 million and $4.8 million, respectively.

2020 Business Combination — The Company purchased California Mille in 2020, which was accounted for as a business combination. The pro forma effect of this acquisition did not materially impact the Company’s reported results, for each period presented in the Consolidated Statements of Operations. As a result, no pro forma information has been presented.

The following table summarizes the purchase consideration and the purchase price allocation to fair values of the identifiable assets acquired and liabilities assumed as of the date of each acquisition:

	December 31,
	2021	2020
	in thousands
Cash	$11,450	$2,944
Fair value of non-cash consideration	3,767	9,191
Total consideration	$15,217	$12,135
Allocation of purchase price:
Other current assets	$1,416	$62
Intangible assets	7,134	11,266
Goodwill	6,753	944
Total assets acquired	15,303	12,272
Liabilities assumed
Accrued compensation, current	—	38
Contract liabilities, current	86	99
Total liabilities assumed	86	137
Fair value of net assets acquired	$15,217	$12,135

8 — Intangible Assets

The cost and accumulated amortization of intangible assets as of December 31, 2021 and 2020 are as follows:

	Weighted Average Useful Life	December 31,
		2021	2020
		in thousands
Renewal rights	10.0	$17,557	$17,112
Internally developed software	3.1	76,865	42,595
Trade names and trademarks	19.7	5,004	2,009
Other	12.6	7,116	3,065
Intangible assets		106,542	64,781
Less: accumulated amortization		(30,371)	(18,164)
Intangible assets, net		$76,171	$46,617

Intangible asset amortization expense was $12.8 million and $5.8 million for the years ended December 31, 2021 and 2020 respectively.

The estimated future aggregate amortization expense as of December 31, 2021 is as follows (in thousands):

2022	$19,926
2023	21,789
2024	13,744
2025	5,924
2026	2,553
Thereafter	12,235
Total	$76,171

9 — Goodwill

In applying the acquisition method of accounting for business combinations, amounts assigned to identifiable assets and liabilities acquired were based on estimated fair values as of the date of acquisition, with the remainder recorded as goodwill.

The following is a reconciliation of the changes in the Company's goodwill for the periods specified below:

	2021	2020
	in thousands
Goodwill as of January 1,	$4,745	$3,801
Goodwill resulting from acquisition	6,743	944
Goodwill as of December 31,	$11,488	$4,745

10 — Provision for Unpaid Losses and Loss Adjustment Expenses

The following table presents the provision for unpaid losses and loss adjustment expenses, net of amounts recoverable from reinsurers, at December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
	in thousands
Outstanding losses reported	$38,207	$22,710
IBNR	36,662	32,278
Total unpaid losses and loss adjustment expenses	$74,869	$54,988

The following table presents a reconciliation of beginning and ending provision for unpaid losses and loss adjustment expenses, net of amounts recoverable from reinsurers:

	Year Ended December 31,
	2021	2020
	in thousands
Net unpaid losses and loss adjustment expenses, beginning of the year	$54,988	$32,581
Incurred losses and loss adjustment expenses:
Current accident year	$132,481	$91,025
Prior accident year (1)	(10,401)	—
Total incurred losses and loss adjustment expenses	$122,080	$91,025
Payments:
Current accident year	$76,559	$53,734
Prior accident year	25,656	14,884
Total payments	$102,215	$68,618
Effect of foreign currency rate changes	16	—
Net reserves for losses and loss adjustment expenses, end of year	$74,869	$54,988
Reinsurance recoverables	—	—
Gross reserves for losses and loss adjustment expenses, end of year	$74,869	$54,988

(1) Prior accident year development reflects lower than originally estimated incurred claims related to frequency and severity in accident years 2017 to 2020.

In updating Hagerty Re's loss reserve estimates, inputs are considered and evaluated from many sources, including actual claims data, the performance of prior reserve estimates, observed industry trends, and internal review processes, including the views of the Company’s actuary. These inputs are used to improve evaluation techniques and to analyze and assess the change in estimated ultimate losses for each accident year by line of business. These analyses produce a range of indications from various methods, from which an actuarial point estimate is selected.

In determining management’s best estimate of the reserves for losses and loss adjustment expenses as of December 31, 2021 and 2020, consideration was given both to the actuarial point estimate and a number of other internal and external factors, including:

•uncertainty around inflationary costs, both economic and social inflation;
•estimates of expected losses through the use of historical loss data;
•changing mix of business due to large growth in modern collectibles which carry a different risk profile than the Company’s classic book;
•legislative and judicial changes in the jurisdictions in which the Company writes insurance; and
•industry experience.
The following factors are relevant to the additional information included in the tables following:

•Table organization: The tables are organized by accident year and include policies written on an occurrence basis.
•Groupings: The Company believes that grouping total reserves for losses and loss adjustment expenses by line of business have homogenous risk characteristics with similar development patterns and would generally be subject to similar trends.
•Claim counts: The Company considers a reported claim to be one claim for each claimant for each loss occurrence.
•Limitations: There are limitations that should be considered on the reported claim count data in the tables below, including: claim counts are presented only on a reported (not an ultimate) basis.

The following table presents a summary of total reserves for losses and loss adjustment expenses, gross of reinsurance recoverable, for the periods specified below:

	December 31,
	2021	2020
	in thousands
Auto	$74,573	$54,548
Marine	296	440
Total reserves for losses and loss adjustment expenses	$74,869	$54,988

The following tables present incurred losses and loss adjustment expenses, by accident year, undiscounted and net of reinsurance recoveries.

a) Auto

(dollars in thousands)						Reserves for Losses and Loss Adjustment Expenses Incurred But Not Reported	Cumulative Number of Reported Claims
	Reporting Years Ended December 31,
Accident Year	2017*	2018*	2019*	2020*	2021	As of December 31, 2021
2017	$18,594	$18,594	$18,594	$18,594	$18,409	$318	11,030
2018		40,422	40,287	40,287	37,516	101	20,627
2019			63,642	63,642	59,660	1,336	23,723
2020				90,110	86,608	6,345	27,178
2021					131,643	28,366	33,387
Total					$333,836	$36,466	115,945
Cumulative paid losses and loss adjustment expenses from the table below					(259,263)	—
Reserves for losses and loss adjustment expenses before 2017, net of reinsurance					—	—
Reserves for losses and loss adjustment expenses, undiscounted and net of reinsurance					$74,573	$36,466

Cumulative paid losses and loss adjustment expenses by accident year (in thousands):

	As of December 31,
Accident Year	2017*	2018*	2019*	2020*	2021
2017	$11,410	$16,655	$17,442	$17,530	$17,897
2018		23,915	34,992	35,899	36,414
2019			37,910	51,491	55,617
2020				53,167	73,402
2021					75,933
Total					$259,263

*Unaudited required supplemental information.

b) Marine:

(dollars in thousands)						Reserves for Losses and Loss Adjustment Expenses Incurred But Not Reported	Cumulative Number of Reported Claims
	Reporting Years Ended December 31,
Accident Year	2017*	2018*	2019*	2020*	2021	As of December 31, 2021
2017	$198	$198	$198	$198	$183	$—	124
2018		437	437	437	489	9	189
2019			893	893	835	—	192
2020				915	975	8	206
2021					854	164	198
Total					$3,336	$181	909
Cumulative paid losses and loss adjustment expenses from the table below					(3,040)	—
Reserves for losses and loss adjustment expenses before the 2017 accident year					—	—
Reserves for losses and loss adjustment expenses, undiscounted and net of reinsurance					$296	$181

Paid losses and loss adjustment expenses by accident year (in thousands):

Accident Year	2017*	2018*	2019*	2020*	2021
2017	$138	$183	$183	$182	$182
2018		332	426	425	431
2019			514	828	835
2020				568	967
2021					625
Total					$3,040

*Unaudited required supplemental information.

The following table presents supplementary information about average historical claims duration as of December 31, 2021 based on the cumulative incurred and paid losses and allocated loss adjustment expenses presented above.

	Average Annual Percentage of Payout of Incurred Claims by Age (in Years), Net of Reinsurance
unaudited	Year 1	Year 2	Year 3	Year 4	Year 5
Auto	61.4%	25.2%	7.4%	2.8%	0.9%
Marine	74.1%	15.2%	10.2%	0.2%	0.3%

11 — Reinsurance

Hagerty Re purchases catastrophe reinsurance to protect held capital from large catastrophic events and to provide earnings protection and stability. As of December 31, 2021, Hagerty Re's program provides $83.0 million of excess of loss coverage attaching at $7.0 million. The top layer ($10.0 million excess of $80.0 million) can also be used to provide $10.0 million of aggregate catastrophe protection attaching after $10.5 million of annual catastrophe loss. The Company retains 25% of the liability of this top and aggregate cover. It is the Company’s intention to renew the program annually after adjusting for portfolio growth.

During 2021, Hagerty Re renewed and increased its catastrophe reinsurance coverage effective January 1, 2022. The current program provides $100.0 million of coverage excess of a per event retention of $10.0 million in three layers; $50.0 million excess of $10.0 million, $30.0 million excess of $60.0 million and $10.0 million excess of $90.0 million. The top layer can also be used to provide $10.0 million of aggregate catastrophe protection attaching after $12.5 million of annual catastrophe loss.

Reinsurance contracts do not relieve Hagerty Re from its primary liability to the ceding carriers according to the terms of its reinsurance treaties. Failure of reinsurers to honor their obligations could result in additional losses to Hagerty Re. Hagerty Re evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from its exposure to individual reinsurers. All of Hagerty Re's reinsurers have an A.M. Best rating of A- (excellent) or better, or fully collateralize their maximum obligation under the treaty.

12 — Statutory Capital and Surplus

Dividend Restrictions — Under Bermuda law, Hagerty Re is prohibited from declaring or making payment of a dividend if it fails to meet its minimum solvency margin or minimum liquidity ratio. Prior approval from the Bermuda Monetary Authority ("BMA") is also required if Hagerty Re's proposed dividend payments would exceed 25% of its prior year-end total statutory capital and surplus. The amount of dividends which could be paid in 2022 without prior approval is $26.8 million.

Capital Restrictions — In Bermuda, Hagerty Re is subject to the Bermuda Solvency Capital Requirement ("BSCR") administered by the BMA. No regulatory action is taken if an insurer’s capital and surplus is equal to or in excess of its enhanced capital requirement determined by the BSCR model. In addition, the BMA has established a target capital level for each insurer, which is 120% of the enhanced capital requirement. Hagerty Re has a more prudent target of 130% of the enhanced capital requirement.

Statutory Financial Information — Hagerty Re prepares its statutory financial statements in conformity with the accounting principles set forth in Bermuda in The Insurance Act 1978, amendments thereto and related regulations. At December 31, 2021 and 2020, the general business statutory capital and surplus of the Company was $107.3 million and $82.0 million, respectively, and the general business statutory net income of Hagerty Re was $25.2 million and $18.3 million for the years ended December 31, 2021 and 2020, respectively.

13 — Fair Value Measurements

Hagerty measures and discloses fair values in accordance with the provisions of ASC 820. The Company’s significant fair value measurements primarily relate to interest rate swaps, warrant liabilities, and fixed income investments. The Company uses valuation techniques based on inputs such as observable data, independent market data and/or unobservable data. Additionally, Hagerty makes assumptions in valuing its assets and liabilities, including assumptions about risk and the risks inherent in the inputs to the valuation techniques.

The Company classifies fair value measurements within one of three levels in the fair value hierarchy. The level assigned to a fair value measurement is based on the lowest level input that is significant to the fair value measurement in its entirety. Assessing the significance of a particular input requires judgment. The three levels of the fair value hierarchy are as follows:

•Level 1 — Quoted prices (unadjusted) in active markets for identical assets or liabilities that are accessible at the measurement date. Active markets are those in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.
•Level 2 — Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable for substantially the full term of the asset or liability.
•Level 3 — Unobservable inputs that management believes are predicated on the assumptions market participants would use to measure the asset or liability at fair value.

The Company's policy is to recognize significant transfers between levels at the end of the reporting period.

Recurring fair value measurements

Interest rate swaps

Interest rate swaps are determined to be Level 2 within the fair value hierarchy. The significant inputs, such as the LIBOR forward curve, of interest rate swaps are considered observable market inputs. The Company monitors the credit and nonperformance risk associated with its counterparty and believes them to be insignificant. Refer to Note 15 — Interest Rate Swaps for additional information.

Warrant liabilities

The Company has public and private warrants outstanding as of December 31, 2021 (refer to Note 17 — Warrant Liabilities for additional information).

The Company has determined that its Public Warrants are Level 1 within the fair value hierarchy. The Public Warrants are measured utilizing quoted market prices.

The Company has determined that its private warrants are Level 3 within the fair value hierarchy. The Company's private warrants include Private Placement Warrants, Underwriter Warrants, OTM Warrants and PIPE Warrants. The Company utilizes a Monte Carlo simulation model to measure the fair value of the private warrants. The Company’s Monte Carlo simulation model includes assumptions related to the expected stock-price volatility, expected term, dividend yield and risk-free interest rate.

The following table summarizes the significant inputs in the valuation model as of December 31, 2021:

Inputs	Private Placement Warrants	Underwriter Warrants	OTM Warrants	PIPE Warrants
Exercise price	$11.50	$11.50	$15.00	$11.50
Common stock price	$14.18	$14.18	$14.18	$14.18
Volatility	26.5%	26.5%	28.0%	26.5%
Expected term of the warrants	4.92	4.92	9.93	4.92
Risk-free rate	1.25%	1.25%	1.52%	1.25%
Dividend yield	$—	$—	$—	$—

The Company estimates the volatility of its common stock based on factors including, but not limited to, implied volatility of the Public Warrants, the historical performance of comparable companies, and management's understanding of the volatility associated with similar instruments of other entities.

The risk-free rate is based on the yield of the U.S. Treasury Constant Maturity for a term that approximates the expected remaining life, which is assumed to be the remaining contractual term, of the warrants.

The dividend rate is based on the Company’s historical rate, which the Company anticipates to remain at zero.

The fair value of the Company's financial assets and liabilities measured at fair value on a recurring basis at December 31, 2021 and 2020, is shown in the table below:

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
	in thousands
	December 31, 2021
Financial Assets
Interest rate swaps	$531	$—	$531	$—
Total	$531	$—	$531	$—

Financial Liabilities
Public warrants	$25,243	$25,243	$—	$—
Private placement warrants	1,248	—	—	1,248
Underwriter warrants	139	—	—	139
OTM warrants	6,849	—	—	6,849
PIPE warrants	55,887	—	—	55,887
Total	$89,366	$25,243	$—	$64,123

	December 31, 2020
Financial Liabilities
Interest rate swaps	$801	$—	$801	$—
Total	$801	$—	$801	$—

The following table presents a reconciliation of the Company's warrant liabilities that are classified as Level 3 within the fair value hierarchy for the year ended December 31, 2021:

	Private Placement Warrants	Underwriter Warrants	OTM Warrants	PIPE Warrants	Total
	in thousands
Balance at December 31, 2020	$—	$—	$—	$—	$—
Issuance of warrant liabilities	460	51	2,899	31,800	35,210
Change in fair value of warrant liabilities	788	88	3,950	24,087	28,913
Balance at December 31, 2021	$1,248	$139	$6,849	$55,887	$64,123

Fixed Income Investments

The Company has fixed income investments that consist of Canadian Sovereign and Provincial fixed income securities held in a trust account to meet the requirements of a third-party insurer, Aviva, in connection with Hagerty Re's reinsurance agreement.

The Company classifies its fixed income investments in connection with its reinsurance agreement as held-to-maturity, as the Company has the intent and ability to hold these investments to maturity. The Company has determined that its fixed income investments are Level 2 within the fair value hierarchy, as these investments are valued using observable inputs such as quoted prices for similar assets at the measurement date.

The following table discloses the fair value and related carrying amount of fixed income securities held within Hagerty Re's investments:

	Carrying Amount	Estimated Fair Value
	in thousands
	December 31, 2021
Fixed income securities, short-term	$1,189	$1,188
Fixed income securities, long-term	9,596	9,476
Total	$10,785	$10,664

The duration of all unrealized losses is less than 12 months. The Company has reviewed the portfolio for other than temporary impairments and concluded that no impairment exists as of December 31, 2021. The Company did not record any gains or losses on these securities during the year ended December 31, 2021.

14 — Debt
As of the indicated dates, the principal amount of Hagerty's debt consisted of the following:

	December 31,
	2021	2020
	in thousands
Credit Facility	$135,500	$68,000
Note payable	1,000	2,000
Total debt outstanding	$136,500	$70,000
Less: current portion	(1,000)	(1,000)
Total long-term debt outstanding	$135,500	$69,000

Aggregate annual maturities of long-term debt at December 31, 2021 are as follows (in thousands):

Year ending December 31,
2022	$1,000
2023	—
2024	—
2025	—
2026	135,500
Total	$136,500

Credit Facility — In October 2021, the Company entered into a Third Amendment to Amended and Restated Credit Agreement ("Credit Agreement"), which amended the terms of its revolving credit facility ("Credit Facility") with JPMorgan Chase Bank, N.A., as administrative agent, and the other financial institutions party thereto from time to time as lenders.

The aggregate amount of commitments available to the Company under the Credit Facility is $230.0 million. The Credit Agreement also provides for an uncommitted incremental facility under which the Company may request one or more increases in the amount of the commitments available under the Credit Facility in an aggregate amount not to exceed $50.0 million. Additionally, the Credit Agreement also provides for the issuance of letters of credit and the making of discretionary swing line loans, with sublimits of $25.0 million and $3.0 million, respectively, or lesser amounts in the event the available aggregate commitments are less than such sublimits.

The current term of the Credit Agreement expires in October 2026 and may be extended by one year on an annual basis if agreed to by the Company and the lenders party thereto. Any unpaid balance on the Credit Facility is due at maturity.

The Company may elect that borrowings made under the Credit Facility bear interest at a rate per annum equal to either (i) a base rate equal to the greatest of (a) the prime rate published by the Wall Street Journal, (b) the greater of (1) the federal funds effective rate and (2) the overnight bank funding rate, in either case, plus 0.5%, and (c) a one-month adjusted LIBOR plus 1.0% or (ii) an adjusted LIBOR rate equal to the LIBOR multiplied by the statutory reserve rate, plus, in either case, an applicable margin based on a leverage ratio calculated based on the Company’s financial statements for its four most recent fiscal quarters. The effective borrowing rate was 1.61% and 2.48% as of December 31, 2021 and 2020, respectively.

The Credit Facility borrowings are collateralized by Company assets, except for the assets of the Company’s U.K., Bermuda and German subsidiaries as well as the assets of the Hagerty Events, LLC and the non-wholly owned subsidiaries of MHH.

Under the Credit Agreement, the Company is required, among other things, to meet certain financial covenants (as defined in the Credit Agreement), including a fixed charge coverage ratio and a leverage ratio. As of December 31, 2021 and 2020, the Company was in compliance with the covenants under the Credit Agreement.

The Credit Facility includes a provision for determining a LIBOR successor rate in the event LIBOR reference rates are no longer available. The alternative benchmark replacement rate is the Secured Overnight Financing Rate ("SOFR"). In addition, the facility includes a provision for determining a SOFR successor rate in the event SOFR reference rates are no longer available. If no SOFR successor rate has been determined, the rate will be based on the higher of the Prime Rate or the federal funds rate plus a fixed margin.

Note Payable — The Company has a note payable related to a business combination for the future purchase installment payments. The note is paid in two equal installments, $1.0 million of which was paid in 2021, and interest is calculated at a fixed rate of 3.25%. The note payable expires March 1, 2022 at which time the second installment is due.

Letters of Credit — The Company authorized two letters of credit for a total of $10.8 million for operational purposes related to Section 953(d) tax structuring election and lease down payment support.

15 — Interest Rate Swaps

Hagerty's interest rate swap agreements are used to fix the interest rate on a portion of the Company's existing variable rate debt to reduce the exposure to interest rate fluctuations. The notional amounts of the interest rate swap agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The differential paid or received on the interest rate swap agreements is recognized as an adjustment to interest expense within "Interest and other income (expense)" on the Consolidated Statements of Operations.

As of December 31, 2021 the Company had two outstanding swaps. In March 2017, the Company entered into an interest rate swap agreement with an original notional amount of $15.0 million at a fixed rate of 2.20%. In December 2020, the Company entered into an interest rate swap agreement with an original notional amount of $35.0 million at a fixed rate of 0.78%. The estimated fair value of interest rate swap is included within "Other long-term liabilities" on the Consolidated Balance Sheets as of December 31, 2021 and 2020.

In accordance with ASC 815, the Company designated the December 2020 interest rate swap as a cash flow hedge and formally documented the relationship between the interest rate swap and the variable rate borrowings, as well as its risk management objective and strategy for undertaking the hedge transaction. The Company also assessed, at the hedge’s inception and will continue to assess on an ongoing basis, whether the derivative used in the hedging transaction was highly effective in offsetting changes in the cash flows of the hedged item. The hedge is deemed effective, and therefore, the change in fair value is recorded within "Derivative instruments" in the Consolidated Statements of Comprehensive Income (Loss). Such amounts are reclassified into interest expense, net from Other comprehensive income (loss) during the period in which the hedged item affects earnings. There were no such reclassifications during the years ended December 31, 2021 and 2020. The Company does not expect to have a reclassification into earnings within the next 12 months.

16 — Members' and Stockholders' Equity

Prior to the Business Combination, The Hagerty Group had one class of partnership interests. These units were recapitalized as Hagerty Group Units in connection the Business Combination. The partnership interests are reflected as The Hagerty Group's historical members’ equity in the Consolidated Balance Sheets. As of the Closing and as of December 31, 2021, Hagerty held a 24.7% economic ownership interest in The Hagerty Group.

Class A Common Stock — Hagerty is authorized to issue 500,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. Holders of Class A Common Stock are entitled to one vote for each share. Additionally, Class A Common Stock is defined as “Economic Common Stock,” and holders are entitled to receive dividends and other distributions (payable in cash, property, or capital stock of the Company) when, as and if declared thereon by Hagerty's Board from time to time out of any assets or funds of the Company legally available therefor and share equally on a per share basis in such dividends and distributions. As of December 31, 2021, there were 82,327,466 shares of Class A Common Stock issued and outstanding.

Class V Common Stock — Hagerty is authorized to issue 300,000,000 shares of Class V Common Stock with a par value of $0.0001 per share. Class V Common Stock represents voting, non-economic interests in Hagerty. Holders of Class V Common Stock are entitled to 10 votes for each share. As of December 31, 2021, there were 251,033,906 shares of Class V Common Stock issued and outstanding.

Preferred Stock — Hagerty is authorized to issue 20,000,000 shares of Preferred Stock with a par value of $0.0001 per share. Hagerty's Board has the authority to issue shares of Preferred Stock with such designations, voting and other rights and preferences as may be determined from time to time. As of December 31, 2021, there were no shares of Preferred Stock issued and outstanding.

Members' Equity — Prior to the Business Combination, The Hagerty Group had 100,000 units outstanding with no par value. At Closing, all units were converted to Hagerty Group Units and Class V Common Stock as further described in Note 6 — Business Combination.

Non-controlling Interest — Non-controlling interest represents the portion of economic ownership of MHH that is not owned or controlled by The Hagerty Group. The Company consolidates its ownership of MHH under the voting interest method. Non-controlling interest is shown separately on the Consolidated Statements of Operations showing the portion that is not owned by The Hagerty Group.

Redeemable Non-controlling Interest — Following the Business Combination, Hagerty is the managing member of The Hagerty Group and, as a result, consolidates the financial results of The Hagerty Group. The Company reports redeemable non-controlling interest representing economic interests in The Hagerty Group held by the Legacy Unit Holders. Under the Exchange Agreement, the Legacy Unit Holders can exchange Class V Common Stock and associated Hagerty Group Units for an equivalent amount of Class A Common Stock, or at the option of the Company, for cash.

The decision to exchange the Legacy Unit Holders' Class V Common Stock and associated Hagerty Group Units for an equivalent amount of Class A Common Stock or cash is made at the discretion of the Company. However, the Company is controlled by the Legacy Unit Holders through their voting control with Class V Common Stock. Accordingly, the non-controlling interest is considered a redeemable non-controlling interest and is required to be reported as temporary equity. The redeemable non-controlling interest is measured at the greater of the initial fair value or the redemption value, with a corresponding adjustment to additional paid-in capital. Future redemptions or exchanges of Hagerty Group Units by the Legacy Unit Holders will result in a change in ownership and reduce the Company's redeemable non-controlling interest. Class V Common Stock and Hagerty Group Units held by the Legacy Unit Holders are exchangeable at the earlier of 180 days from the close of the Business Combination or when the founder shares are no longer locked, as defined within the Lock-Up Agreement, dated as of December 2, 2021, between the Company, and the Legacy Unit Holders. As of December 31, 2021, the Class V Common Stock and Hagerty Group Units held by the Legacy Unit Holders were not unlocked.

It is probable that the Class V Common Stock and Hagerty Group Units will become redeemable as they will have become unlocked after a set period of time. Therefore, as of December 31, 2021, the Company has elected to accrete changes in the value of the redemption on a pro-rated basis using the 180 day lockout period and the closing price of the Class A Common Stock as of the period end date. The redeemable non-controlling interest had an accreted redemption value of $593.3 million as of December 31, 2021. Upon unlocking of the Class V Common Stock and Hagerty Group Units, the Company will adjust the redemption value each period using the closing Class A Common Stock price as of the period end date.

The following table summarizes the ownership of The Hagerty Group as of December 31, 2021:

Owner	Units Owned	Ownership Percentage
	in thousands (except percentages)
Hagerty, Inc. controlling interest	82,327	24.7%
Redeemable non-controlling interest	251,034	75.3%
Total	333,361	100.0%

The following table is a reconciliation of the changes in carrying value of redeemable non-controlling interest during the year ended December 31, 2021:

in thousands
Redeemable non-controlling interest as of December 2, 2021	$238,265
Net income (loss) attributable to redeemable non-controlling interest	(11,510)
Redemption value adjustment	366,522
Redeemable non-controlling interest as of December 31, 2021	$593,277

As of March 23, 2022 the Exchange Agreement was amended to revise the option for the Company to settle the exchange of Class V Common Stock and associated Hagerty Group Units in cash. Under the terms of the amendment, a cash exchange is only allowable in the event that net cash proceeds are received from a new permanent equity offering. Refer to Note 25 — Subsequent Events for additional information.

Earnings Per Share — The following table sets forth the calculation of basic EPS, which is based on Net income (loss) attributable to Hagerty for the years ended December 31, 2021 and 2020, divided by the weighted average of Class A Common Stock and Members' Units as of December 31, 2021 and 2020, respectively. Diluted earnings per share of Class A Common Stock and Members' Units is computed by dividing Net income (loss) attributable to Hagerty by the weighted average number of shares of Class A Common Stock and Members' Units outstanding adjusted to give effect to potentially dilutive securities. The Company has not included the effects of the conversion of 20,005,550 public and private warrants and the conversion of 251,033,906 Class V Common Stock for the year ended December 31, 2021 to Class A Common Stock as their effect would be anti-dilutive. There were no potentially dilutive securities to Members' Units for the year ended December 31, 2020.

	Year Ended December 31,
	2021	2020
	in thousands (except per share/unit amounts)
Numerator:
Net income (loss)	$(61,354)	$10,039
Net loss (income) attributable to non-controlling interest	398	127
Net loss (income) attributable to redeemable non-controlling interest	14,598	—
Net income (loss) attributable to controlling interest	$(46,358)	$10,166

Denominator:
Weighted average shares of Class A Common Stock - basic and diluted	82,327	N/A
Weighted average Members' Units - basic and diluted	N/A	100

Earnings (loss) per share of Class A Common Stock - basic and diluted	$(0.56)	N/A

Earnings (loss) per unit - basic and diluted	N/A	$101.66

17 — Warrant Liabilities

In connection with the Business Combination, the Company registered 5,750,000 Public Warrants, 257,500 Private Placement Warrants, 28,750 Underwriter Warrants, 1,300,000 OTM Warrants and 12,669,300 PIPE Warrants. Upon the Closing, the following warrants were outstanding to purchase shares of the Company's Class A Common Stock that were issued by Aldel prior to the Business Combination:

Public Warrants — Each warrant will be exercisable for one share of the Company's Class A Common Stock at a price of $11.50 per share, subject to adjustments, commencing on April 12, 2022 (12 months after Aldel's IPO), provided that the Company has an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities laws of the state of residence of the holder. The warrants may be exercised only for a whole number of shares of the Company’s Class A Common Stock. The warrants expire on December 1, 2026 (five years after the Closing date).

Private Placement Warrants — Each warrant will be exercisable for one share of the Company's Class A Common Stock at a price of $11.50 per share, subject to adjustments, commencing on December 2, 2022 (12 months following the Business Combination), and subject to additional vesting requirements as outlined within the warrant agreements covering those securities, provided that the Company has an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities laws of the state of residence of the holder. The warrants may be exercised only for a whole number of shares of the Company’s Class A Common Stock. Additionally, the Private Placement Warrants are exercisable on a cashless basis so long as they are held by the Sponsor or any of its permitted transferees. The warrants expire on December 1, 2026 (five years after the Closing date).

Underwriter Warrants — Each warrant will be exercisable for one share of the Company's Class A Common Stock at a price of $11.50 per share, subject to adjustments, commencing on April 12, 2022 (12 months after Aldel's IPO), provided that the Company has an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities laws of the state of residence of the holder. The warrants may be exercised only for a whole number of shares of the Company’s Class A Common Stock. The Underwriter Warrants are exercisable on a cashless basis so long as they are held by the Underwriter or any of its permitted transferees. The warrants expire on December 1, 2026 (five years after the Closing date).

OTM Warrants — Each warrant will be exercisable for one share of the Company's Class A Common Stock at a price of $15.00 per share, subject to adjustments, commencing on December 2, 2022 (12 months following the Business Combination) and subject to additional vesting requirements as outlined within the warrant agreements covering those securities, provided that the Company has an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities laws of the state of residence of the holder. OTM Warrants may be exercised on a cashless basis so long as they continue to be held by the initial purchasers or their permitted transferees. The warrants expire on December 1, 2031 (ten years after the Closing date).

PIPE Warrants — Each warrant will be exercisable for one share of the Company's Class A Common Stock at a price of $11.50 per share, subject to adjustments, commencing on January 1, 2022 (30 days after the date of the Business Combination), provided that the Company has an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under securities laws of the state of residence of the holder. The PIPE Warrants may be exercised on a cashless basis. The warrants expire December 1, 2026 (five years after the Closing date).

The Company accounts for these warrants as liabilities in accordance with ASC 815. The warrant liability was measured at fair value as of the closing of the Business Combination for $46.8 million. In addition, the warrants are valued each reporting period and adjusted to market, with the increase or decrease being adjusted through earnings. A $42.5 million increase in the fair value of the warrant liability was reflected within "Change in fair value of warrant liabilities" in the Consolidated Statements of Operations for the year ended December 31, 2021. As of December 31, 2021, a warrant liability of $89.3 million was reflected as a long-term liability on the Consolidated Balance Sheets.

As of December 31, 2021, the total number of warrants outstanding was 20,005,550. No warrants were exercised as of December 31, 2021.

18 — Equity Based Compensation

In connection with the Closing, the Company adopted the 2021 Equity Incentive Plan, under which 38,317,399 shares of Class A Common Stock were reserved for issuance for incentive stock compensation. The 2021 Equity Incentive Plan allows for the issuance of incentive stock options, non-qualified stock options, restricted stock awards, stock appreciation rights, restricted stock units, and performance awards. The Board determines the period over which options become exercisable and options generally vest over a two to five-year period. The 2021 Equity Incentive Plan was approved concurrently with the Closing. As of the years ended December 31, 2021 and 2020, there were no incentive stock compensation grants.

In connection with the Closing, the Company adopted the 2021 Employee Stock Purchase Plan, under which 11,495,220 shares of Class A Common Stock were reserved for purchase by employees through the 2021 Employee Stock Purchase Plan. The 2021 Employee Stock Purchase Plan is subject to the provisions of Section 423 of the IRC and regulations thereunder. The Compensation Committee of the Board will administer the 2021 Employee Stock Purchase Plan, including discretionary authority to determine the time and frequency of granting options, the terms and conditions of the options and the number of shares subject to each option. The 2021 Employee Stock Purchase Plan was approved concurrently with the Closing. As of the years ended December 31, 2021 and 2020, no shares had been purchased under the 2021 Employee Stock Purchase Plan.

19 — Operating Leases

Noncancellable operating leases for office space, vehicles and equipment expire in various years through 2036. The majority of Hagerty's leases require the Company to pay its share of certain costs (maintenance and insurance) and include an annual increase of no more than the consumer price index and an option to renew.

Future minimum lease payments in the following five years are as follows (in thousands):

2022	$9,068
2023	8,783
2024	8,587
2025	8,451
2026	7,936
Thereafter	53,940
Total	$96,765

Total rent expense for the years ended December 31, 2021 and 2020 was $7.4 million and $6.9 million respectively.

20 — Postretirement Benefits

The Company offers postretirement benefits. In the U.S., the Company offers a 401(k) profit-sharing plan covering substantially all U.S. employees. The plan provides for 4.0% matching contributions. Contributions to the plan were $4.9 million and $3.8 million for the years ended December 31, 2021 and 2020, respectively.

21 — Taxation

United States — The Hagerty Group is taxed as a pass-through ownership structure under provisions of the IRC and a similar section of state income tax law except for Hagerty Re. Any taxable income or loss generated by The Hagerty Group is passed through to and included in the taxable income or loss of the Hagerty Group Unit Holders, including the Company. The Company is taxed as a corporation under the IRC and pays corporate, federal, state and local taxes with respect to income allocated from The Hagerty Group. The Company has a TRA with the Legacy Unit Holders that requires the Company to pay 85% of the tax savings that are realized as a result of increases in the tax basis in The Hagerty Group’s assets as a result of an exchange of Hagerty Group Units and Class V Common Stock for Class A Common Stock or cash.

Canada — Canadian entities are taxed as non-resident corporations and subject to income tax in Canada under provisions of the Canadian Revenue Agency.

United Kingdom — U.K. entities are taxed as corporations and subject to income tax in the U.K. under provisions of HM Revenue & Customs.

Bermuda — Hagerty Re has received an undertaking from the Bermuda government exempting it from all local income, withholding and capital gains taxes until March 31, 2035. At present time no such taxes are levied in Bermuda.

Effective January 1, 2019, Hagerty Re made an irrevocable election under Section 953(d) of the U.S. IRC, as amended, to be taxed as a U.S. domestic corporation. As a result of this “domestic election”, Hagerty Re is subject to U.S. taxation on its world-wide income as if it were a U.S. corporation. In accordance with an agreement between Hagerty Re and the Internal Revenue Service ("IRS"), Hagerty Re established an irrevocable letter of credit with the IRS in 2021.

Income (loss) before income tax expense includes the following components:

	Year Ended December 31,
	2021	2020
	in thousands
United States	$(44,434)	$21,318
Foreign	(10,169)	(6,459)
Total	$(54,603)	$14,859

Total income tax expense (benefit) attributable to income (loss) for the years ended December 31, 2021 and 2020 consists of:

	Year Ended December 31,
	2021	2020
	in thousands
Current:
Federal	$3,753	$3,383
Foreign	(40)	(41)
	$3,713	$3,342
Deferred:
Federal	$3,038	$1,478
Foreign	—	—
	3,038	1,478
Total	$6,751	$4,820

Income tax expense reflected in the financial statements differs from the tax computed by applying the statutory U.S. federal rate of 21% to "Net income (loss)" before taxes as follows:

	Year Ended December 31,
	2021		2020
	in thousands (except percentages)
Income tax (benefit) expense at statutory rate	$(11,467)	21%	$3,120	21%
State taxes	(163)	0%	—	0%
Loss not subject to entity-level taxes	6,485	(12)%	706	5%
Foreign rate differential	(276)	1%	(161)	(1)%
Change in valuation allowance	2,759	(5)%	1,193	8%
Change in fair value of warrant liability	8,933	(16)%	—	0%
Permanent items	477	(1)%	—	0%
Other, net	3	0%	(38)	0%
Income tax expense	$6,751	(12)%	$4,820	33%

Deferred tax assets and liabilities reflect temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount recognized for tax purposes, as adjusted for foreign currency translation. At December 31, 2021 and 2020, the tax effects of temporary differences that give rise to significant portions of the deferred tax provision are as follows:

	December 31,
	2021	2020
	in thousands
Deferred tax assets
Discount on provision for losses and loss adjustment expenses	$557	$392
Unearned premiums	7,345	5,238
Accrued professional fees	5	7
Unrealized foreign currency gain	70	97
Excess tax basis	168,014	—
Foreign NOL carryforward	6,492	4,771
Other	315	—
Gross deferred tax asset	182,798	10,505
Less: valuation allowance	(174,821)	(4,771)
Total net deferred tax assets	$7,977	$5,734
Deferred tax liabilities
Deferred acquisition costs	$(17,122)	$(12,300)
Excise tax accrual	(1,279)	(820)
Unrealized foreign currency gain	(70)	(98)
Unrealized investment gain	(16)	(15)
Total deferred tax liabilities	$(18,487)	$(13,233)
Net deferred tax liability	$(10,510)	$(7,499)

Deferred tax assets are reduced by a valuation allowance when management believes it is more likely than not that some, or all, of the deferred tax assets will not be realized. After considering all positive and negative evidence of taxable income in the carryback and carryforward periods as permitted by law, the Company believes it is more likely than not that certain deferred tax assets will not be utilized. As a result, the Company had a valuation allowance of $174.8 million and $4.8 million as of December 31, 2021 and 2020, respectively.

Significant inputs and assumptions were used to estimate the future expected payments under the TRA, including the timing of the realization of the tax benefits and a tax savings rate of approximately 25.5%. The estimated value of the TRA recorded by the Company at the Closing was $3.5 million which was limited by the ability to currently utilize tax benefits and was recorded in "Other long-term liabilities" with an offsetting entry to "Additional paid-in capital" within the Consolidated Balance Sheets. There is no change to the estimated value from the Closing to December 31, 2021. The Company recorded a deferred tax asset for the difference between outside tax basis and book basis of the Company’s investment in assets of The Hagerty Group of $167.4 million at the Closing with an offsetting valuation allowance as it was more likely than not that the deferred tax asset will not be realized. These amounts were recorded to "Additional paid-in capital". At December 31, 2021, the deferred tax asset and offsetting valuation allowance is $168.0 million, adjusted from the Closing for net losses and nondeductible expenses.

The Company has foreign income tax net operating loss ("NOL") carryforwards related to foreign operations of approximately $45.3 million and $32.0 million as of December 31, 2021 and 2020, respectively. The Company has recorded a deferred tax asset of $6.5 million reflecting the benefit of these loss carryforwards as of December 31, 2021. Of the deferred tax assets, $1.7 million does not expire, and the remaining $4.8 million expires as follows (in thousands):

2036	$419
2037	752
2038	899
2039	—
2040	1,222
2041	1,498

The Company is subject to taxation and files income tax returns in the U.S. federal jurisdiction, as well as many state and foreign jurisdictions. As of December 31, 2021, tax years 2018, 2019 and 2020 are subject to examination by the tax authorities. With few exceptions, as of December 31, 2021, the Company is no longer subject to U.S. federal, state, local or foreign examinations for years before 2018.

Tax year 2017 was open as of December 31, 2020. The Company is currently under examination by the Canadian Revenue Agency for the tax years 2017 through 2018.

22 — Related-Party Transactions

As a result of the Business Combination, as of December 31, 2021, Markel had a 23.4% ownership in the Company and State Farm Mutual Automobile Insurance Company ("State Farm") had a 15.0% ownership in the Company. As such, both Markel and State Farm are considered related parties.

State Farm

State Farm and Hagerty entered into a master alliance agreement in 2020 to establish an alliance insurance program where State Farm’s customers, through the State Farm agents, would have access to Hagerty features and services which is expected to begin in late 2022. Under this agreement, State Farm paid Hagerty an advanced commission of $20.0 million in 2020 and the parties have entered into a managing general underwriter agreement where the State Farm Classic+ policy will be offered, through State Farm Classic Insurance Company, a new wholly owned subsidiary of State Farm, subject to any applicable state regulatory review and approval. The State Farm Classic+ policy will be available to new and existing customers through the State Farm agents. Hagerty Insurance Agency, LLC would be paid commission under the managing general underwriter agreement and ancillary agreements for servicing the State Farm Classic+ policies along with the opportunity for fee revenue for Hagerty Drivers Club, LLC connected with Hagerty's membership products and services that, in addition to the State Farm Classic+ policy, are made available to State Farm customers.

Markel

Alliance Agreement: The Company's affiliated U.S. and U.K. MGA subsidiaries have personal and commercial lines of business written with Markel-affiliated carriers. The following tables provide information about Markel-affiliated due to insurer liabilities and commission revenue under the agreement with Markel subsidiaries:

	December 31,
	2021	2020
	in thousands (except percentages)
Due to insurer	$54,850	$45,593
Percent of total	95%	93%

	Year Ended December 31,
	2021	2020
Commission revenue	$239,432	$216,033
Percent of total	90%	91%

Reinsurance Agreement: Under a quota share agreement with Evanston, Hagerty Re reinsured 60% and 50% of the risks for the years ended December 31, 2021 and 2020, respectively, written through the Company’s U.S. MGAs. Additionally, in the first quarter of 2021, Hagerty Re began reinsuring risks produced by the Company's U.K. MGA and underwritten by Markel International Insurance Company Limited under a 60% quota share agreement. All balances listed below are related to business with a Markel affiliate:

	2021	2020
Assets	in thousands
Premiums receivable	$72,697	$49,938
Deferred acquisition costs, net	78,449	55,833
Total assets	$151,146	$105,771
Liabilities
Losses payable	$33,459	$21,049
Provision for unpaid losses and loss adjustment expenses	70,680	53,281
Unearned premiums	167,541	118,207
Commissions payable	59,511	42,644
Total liabilities	$331,191	$235,181

	Year Ended December 31,
	2021	2020
Revenue	in thousands
Earned premium	$281,794	$214,112
Expenses
Ceding commission	$134,946	$103,479
Losses and loss adjustment expenses	116,396	86,906
Total expenses	$251,342	$190,385

23 — Commitments and Contingencies

Litigation — From time to time, Hagerty is involved in various claims and legal actions that arise in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, Hagerty does not believe that the ultimate resolution of these actions will have a material adverse effect on the Company's financial position, results of operations, liquidity, or capital resources.

Employee Compensation Agreements — In the ordinary course of conducting its business, the Company enters into certain employee compensation agreements from time to time which commit the Company to severance obligations in the event an employee terminates employment with the Company. If applicable, these obligations are included in the accrued expenses lines of the Consolidated Balance Sheets.

24 — Quarterly Financial Information (unaudited)

The following table provides a summary of unaudited quarterly financial information.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)	Year Ended
2021	in thousands
Commission and fee revenue	$54,373	$83,443	$76,188	$57,567	$271,571
Earned premium	63,234	70,437	78,700	83,453	295,824
Membership and other revenue	11,593	13,529	13,198	13,364	51,684
Total revenues	$129,200	$167,409	$168,086	$154,384	$619,079

Operating income (loss)	$(5,096)	$14,274	$1,758	$(21,006)	$(10,070)
Net income (loss)	$(6,850)	$12,503	$(548)	$(66,459)	$(61,354)

2020
Commission and fee revenue	$46,015	$71,993	$67,939	$50,496	$236,443
Earned premium	50,454	52,954	56,969	60,125	220,502
Membership and other revenue	10,390	10,515	10,873	10,825	42,603
Total revenues	$106,859	$135,462	$135,781	$121,446	$499,548

Operating income (loss)	$(4,171)	$17,441	$12,650	$(10,074)	$15,846
Net income (loss)	$(5,505)	$16,178	$10,979	$(11,613)	$10,039

(1) The fourth quarter 2021 net loss of $66.5 million is primarily due to a Change in fair value of warrant liabilities expense of $42.5 million that was recognized as a non-operating expense, as well as approximately $13.3 million, which was primarily accelerated vesting of incentive plans related to the Business Combination.

25 — Subsequent Events

On January 5, 2022, The Hagerty Group, a subsidiary of Hagerty, Inc. entered into a Common Stock Purchase Agreement (the "Agreement") with Broad Arrow Group, Inc., a Delaware corporation ("BAG"), and additional purchasers, whereby the Company invested in BAG. Under the terms of the Agreement, the Company invested $15.25 million in exchange for ownership of approximately 40% of BAG and entered into a joint venture with BAG. Based in Ann Arbor, MI, the joint venture between BAG and Hagerty will enhance Hagerty’s portfolio of automotive-focused offerings for car enthusiasts by offering new services for the buying and selling of collector cars. Further, Hagerty will appoint two of the seven members to the Board of Directors of BAG. Kenneth Ahn, who will serve as the Chief Executive Officer of BAG, will also be employed at Hagerty, as President of Marketplace. Hagerty has employed three other BAG founders as executives within the Marketplace team.

As of March 23, 2022 the Exchange Agreement was amended to revise the option for the Company to settle the exchange of Class V Common Stock and associated Hagerty Group Units in cash. Under the terms of the amendment, a cash exchange is only allowable in the event that net cash proceeds are received from a new permanent equity offering. The result of the amendment will be a reversal of the adjustment made to recognize the redeemable non-controlling interest at the greater of the initial fair value or the accreted redemption value and reclassification from temporary equity to permanent equity. The following table illustrates the impact from the amendment of the Exchange Agreement on Total equity as if the amendment occurred on December 31, 2021.

in thousands
Total equity as of December 31, 2021	$(322,476)
Reclassification of temporary equity as a result of the Exchange Agreement amendment	593,277
Total equity adjusted for the Exchange Agreement amendment	$270,801

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2021 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms specified by the Securities and Exchange Commission ("SEC").

Changes in Internal Controls Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Controls over Financial Reporting

This annual report does not include a report of management's assessment regarding internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies.

As we are an "emerging growth company" under the JOBS Act of 2012, the Company's registered independent public accounting firm, Deloitte & Touche LLP, is not required to attest to the effectiveness of our internal control over financial reporting and no attestation report has been included in this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

On March 23, 2022 the Company amended the Exchange Agreement with HHC and Markel. Under the original agreement, HHC and Markel had the right to exchange one share of Class V Common Stock and one Hagerty Group Unit for, at the option of the Company, either one share of Class A Common Stock or cash. The amendment revised the option for the Company to settle the exchange of Class V Common Stock and associated Hagerty Group Units in cash. Under the terms of the amendment, a cash exchange is only allowable in the event that net cash proceeds are received from a new permanent equity offering.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENT INSPECTIONS

None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated by reference to our Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021 (“2022 Proxy Statement”).

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 will be included in our 2022 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNER AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 will be included in our 2022 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be included in our 2022 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 will be included in our 2022 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial statements and financial statement schedules filed as part of this report are listed in the index included in Item 8 of Part II Financial Statements and Supplementary Data of this report.

(b) Exhibits. The following exhibits, as required by Item 601 of Regulation S-K, are filed with or incorporated by reference in this report as stated below.

Exhibit No.	Description
2.1*
Business Combination Agreement, dated as of August 17, 2021, by and among Aldel Financial Inc. Aldel Merger Sub LLC and The Hagerty Group, LLC (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K (File No. 001-40244), filed with the SEC on August 18, 2021).

3.1
Second Amended and Restated Certificate of Incorporation of the Company, dated December 2, 2021(incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (File No. 001-40244), filed with the SEC on December 8, 2021).

3.2	Amended and Restated By-Laws of the Company, dated December 2, 2021 (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K (File No. 001-40244), filed with the SEC on December 8, 2021).
4.1	Form of Class A Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K (File No. 001-40244), filed with the SEC on December 8, 2021).
4.2	Form of Class V Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K (File No. 001-40244), filed with the SEC on December 8, 2021).
4.3	Form of Warrant Certificate of the Company (incorporated by reference to Exhibit 4.3 of the Company’s Form 8-K (File No. 001-40244), filed with the SEC on December 8, 2021).
4.4
Warrant Agreement, dated April 8, 2021, between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K (File No. 333-253166), filed with the SEC on April 13, 2021).

4.5
Warrant Agreement, dated December 2, 2021, between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.5 of the Company’s Form 8-K (File No. 001-40244), filed with the SEC on December 8, 2021).

4.6	Description of Registrant's Securities, filed herewith.
10.1
Form of Subscription Agreement, dated as of August 17, 2021, by and between the Company and certain institutional and accredited investors party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-40244), filed with the SEC on August 18, 2021).

10.2
Amended and Restated Registration Rights Agreement, dated as of August 17, 2021, among the Company, Aldel Investors LLC, FG SPAC Partners LP, ThinkEquity, a division of Fordham Financial Management, Inc., HHC, State Farm Mutual Automobile Insurance Company, Markel Corporation, and certain other parties (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K (File No. 001-40244), filed with the SEC on August 18, 2021).

10.3
Investor Rights Agreement, dated as of August 17, 2021, among Hagerty Holding Corp., State Farm Mutual Automobile Insurance Company, Markel Corporation and the Company (incorporated by reference to Exhibit 10.8 of the Company’s Form 8-K (File No. 001-40244), filed with the SEC on August 18, 2021).

10.4
Tax Receivable Agreement, dated as of December 2, 2021, by and between the Company, Hagerty Holding Corp. and Markel Corporation (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K (File No. 001-40244), filed with the SEC on December 8, 2021).

10.5
Lock-Up Agreement, dated as of December 2, 2021, by and between the Company, Hagerty Holding Corp. and Markel Corporation (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K (File No. 001-40244), filed with the SEC on December 8, 2021).

10.6
Fourth Amended and Restated Limited Liability Company Agreement of The Hagerty Group, LLC, dated as of December 2, 2021 (incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K (File No. 001-40244), filed with the SEC on December 8, 2021).

10.7
Sponsor Warrant Lock-Up Agreement, dated as of December 2, 2021, by and among the Company, Aldel Investors LLC and FG SPAC Partners, LP (incorporated by reference to Exhibit 10.7 of the Company’s Form 8-K (File No. 001-40244), filed with the SEC on December 8, 2021).

10.8	Amended and Restated Exchange Agreement, dated as of March 23, 2022, by and among the Company, The Hagerty Group, LLC, Markel Corporation, and Hagerty Holding Corp., filed herewith.
10.9#
Form of Indemnification Agreement by and between the Company and its directors and officers (incorporated by reference to Exhibit 10.9 of the Company’s Form 8-K (File No. 001-40244), filed with the SEC on December 8, 2021).

10.10#	Hagerty, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 of the Company’s Form 8-K (File No. 001-40244), filed with the SEC on December 8, 2021).
10.11#	Hagerty, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.11 of the Company’s Form 8-K (File No. 001-40244), filed with the SEC on December 8, 2021).
10.12#
Employment Agreement, dated as of August 16, 2021, by and between The Hagerty Group, LLC and Paul E. Rehrig (incorporated by reference to Exhibit 10.12 of the Company’s Form 8-K (File No. 001-40244), filed with the SEC on December 8, 2021).

10.13#
Employment Agreement, dated as of January 1, 2018, by and between Hagerty Holding Corp. and McKeel O Hagerty (incorporated by reference to Exhibit 10.13 of the Company’s Form 8-K (File No. 001-40244), filed with the SEC on December 8, 2021).

10.14#
Employment Agreement, dated as of March 1, 2021, by and between The Hagerty Group, LLC and Kelly Smith (incorporated by reference to Exhibit 10.14 of the Company’s Form 8-K (File No. 001-40244), filed with the SEC on December 8, 2021).

10.15#
Change of Control Severance Agreement, dated as of July 7, 2008, by and between The Hagerty Group, Inc. and Frederick J. Turcotte (incorporated by reference to Exhibit 10.15 of the Company’s Form 8-K (File No. 001-40244), filed with the SEC on December 8, 2021).

10.16*
Third Amendment to Amended and Restated Credit Agreement, dated as of October 27, 2021, among The Hagerty Group, LLC, the Lenders party hereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.16 of the Company’s Form 8-K (File No. 001-40244), filed with the SEC on December 8, 2021).

10.17
Third Amended and Restated Master Alliance Agreement, dated as of June 20, 2019, as amended by the First Amendment, dated as of February 5, 2021, by and between The Hagerty Group, LLC and Markel Corporation (incorporated by reference to Exhibit 10.17 of the Company’s Form 8-K (File No. 001-40244), filed with the SEC on December 8, 2021).

10.18*
Common Stock Purchase Agreement, dated January 5, 2022, by and among Broad Arrow Group, Inc., The Hagerty Group, LLC, and additional purchasers (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K, filed with the SEC on January 10, 2022).

21.1	Subsidiaries of the Company, filed herewith.
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL).

*	The schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

#	Indicates management contract or compensatory plan or arrangement.

(c) Financial Statement Schedules. All schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

ITEM 16. FORM 10-K SUMMARY

None.

Signatures

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 24, 2022.

HAGERTY, INC.

By:	/s/ McKeel O Hagerty
McKeel O Hagerty
Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 24, 2022.

Name	Title	Date

/s/ McKeel O Hagerty
McKeel O Hagerty	Chief Executive Officer (Principal Executive Officer) and Director	March 24, 2022

/s/ Frederick J. Turcotte
Frederick J. Turcotte	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 24, 2022

/s/ Michael E. Angelina
Michael E. Angelina	Chairman of the Board	March 24, 2022

/s/ F. Michael Crowley
F. Michael Crowley	Director	March 24, 2022

/s/ Laurie L. Harris
Laurie L. Harris	Director	March 24, 2022

/s/ Robert I. Kauffman
Robert I. Kauffman	Director	March 24, 2022

/s/ Sabrina Kay
Sabrina Kay	Director	March 24, 2022

/s/ Mika Salmi
Mika Salmi	Director	March 24, 2022

/s/ William H. Swanson
William H. Swanson	Director	March 24, 2022

/s/ Michael L. Tipsord
Michael L. Tipsord	Director	March 24, 2022