Form 10-Q
period 2022-06-30
Hagerty, Inc.
filed 2022-08-10
CIK 1840776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _______
Commission file number: 001-40244

HAGERTY, INC.
(Exact name of registrant as specified in its charter)

Delaware		86-1213144
(State of incorporation)		(I.R.S. Employer Identification No.)

121 Drivers Edge, Traverse City, Michigan		49684
(Address of principal executive offices)		(Zip code)

(800) 922-4050
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	HGTY	The New York Stock Exchange
Warrants, each whole warrant exercisable for one share of Class A common stock, each at an exercise price of $11.50 per share	HGTY.WS	The New York Stock Exchange

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The registrant had 82,452,214 shares of Class A Common Stock outstanding and 251,033,906 shares of Class V Common Stock outstanding as of July 22, 2022.

Cautionary Statement Regarding Forward-Looking Statements

In this Quarterly Report on Form 10-Q "we," "our," "us," "Hagerty," "HGTY," and the "Company" refer to Hagerty, Inc., formerly known as Aldel Financial Inc. ("Aldel"), and our consolidated subsidiaries including The Hagerty Group, LLC ("The Hagerty Group"), unless the context requires otherwise.

This Quarterly Report on Form 10-Q, as well as information included in oral statements or other written statements made or to be made by us, contain statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, and other future conditions. Forward-looking statements can be identified by words such as "anticipate," "believe," "envision," "estimate," "expect," "intend," "may," "plan," "predict," "project," "target," "potential," "will," "would," "could," "should," "continue," "ongoing," "contemplate," and other similar expressions, although not all forward-looking statements contain these identifying words. Examples of forward-looking statements include, among others, statements we make regarding our ability to:

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
•anticipate and address impacts from the coronavirus pandemic and current and future variants of the virus ("COVID-19");
•manage the cyclical nature of the insurance business, including through any periods of recession, economic downturn or inflation;
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

We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements we make. Important factors that could cause or contribute to such differences include, but are not limited to, those discussed under "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Quarterly Report on Form 10-Q and in other documents we file with the Securities and Exchange Commission (the "SEC") from time to time. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Report. We undertake no obligation to publicly update any forward-looking statements whether as a result of new information, future developments or otherwise.

Glossary of Terms

The following is a glossary of selected terms used throughout this Quarterly Report on Form 10-Q that are technical in nature:

ASU Accounting Standards Update. The Financial Accounting Standards Board ("FASB") issues an ASU to communicate changes to the FASB Codification.

BMA Bermuda Monetary Authority, established under the Bermuda Monetary Authority Act of 1969. The BMA supervises, regulates and inspects financial institutions operating from within its jurisdiction.

Book of Business Insurance policies bound by us with our Carriers (as defined below) on behalf of our clients.

Business Combination The business combination that was completed on December 2, 2021, pursuant to the Business Combination Agreement (as defined below).

Business Combination Agreement The agreement dated as of August 17, 2021, by and among Aldel, Aldel Merger Sub and The Hagerty Group. The Business Combination Agreement is provided as Exhibit 2.1, incorporated by reference within Item 6. Exhibits, in this Quarterly Report on Form 10-Q.

BSCR Bermuda Solvency Capital Requirement, which is the Bermuda Monetary Authority's risk-based capital model that was developed to enhance the capital adequacy framework for the insurance sector.

Carrier An insurance company.

CUC Contingent Underwriting Commission, a profit-share based on the calendar-year performance of the insurance book of business with a carrier.

Exchange Agreement An agreement between the Company, HHC and Markel. Under the Exchange Agreement, HHC and Markel (both as defined below) have the right to exchange their Hagerty Group Units and Class V Common Stock for, at the option of the Company, Class A Common Stock or cash. The Exchange Agreement was amended and restated on March 23, 2022. The amended Exchange Agreement is provided as Exhibit 10.1, incorporated by reference within Item 6. Exhibits, in this Quarterly Report on Form 10-Q.

GAAP Accounting principles generally accepted in the United States of America.

Hagerty Re Hagerty Reinsurance Limited, our wholly owned captive reinsurance subsidiary.

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

Legacy Unit Holders HHC and Markel, the economic owners of The Hagerty Group, prior to the consummation of the Business Combination

Loss Ratio Expressed as a percentage, the ratio of (1) losses and loss adjustment expenses incurred to (2) earned premium in Hagerty Re.

Markel Markel Corporation, a holding company for insurance, reinsurance and investments operations, headquartered in Richmond, Virginia.

MGA Managing General Agent, an insurance agent or broker that has been granted underwriting authority by an insurer.

MHH Member Hubs Holding, LLC is a joint venture formed to create Hagerty Garage + Social between Hagerty Ventures LLC, a wholly owned subsidiary of The Hagerty Group, and HGS Hub Holdings LLC.

Motorsport Reg A motorsport membership, licensing and event online management system that automates event listings, registration, and payment processing for all types of motorsport events ranging from small social gatherings to large participatory motorsport events.

NPS Net Promoter Score, which we use as our "north star metric," measuring the overall strength of our relationship with members. As a leading auto enthusiast brand, we use NPS as a barometer for Hagerty brand loyalty and engagement, and is a strong indicator of growth and retention.

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

TRA Tax Receivable Agreement, a contract between Hagerty, Inc. and the Legacy Unit Holders for payment from Hagerty, Inc. of 85% of the cash tax savings that results from the step-up in basis from the exchange of Hagerty Group Units and Class V Common Stock for Class A Common Stock of Hagerty, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Hagerty, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

REVENUES:	in thousands (except per share amounts)
Commission and fee revenue	$95,506	$83,443	$157,967	$137,816
Earned premium	94,100	70,437	183,232	133,671
Membership and other revenue	16,411	13,529	32,629	25,122
Total revenues	206,017	167,409	373,828	296,609
OPERATING EXPENSES:
Salaries and benefits	53,271	41,698	99,747	79,847
Ceding commission	45,255	33,678	87,633	64,067
Losses and loss adjustment expenses	38,620	29,152	75,539	55,345
Sales expense	37,455	28,360	65,892	48,712
General and administrative services	20,729	15,222	40,187	30,064
Depreciation and amortization	8,300	5,025	15,447	9,396
Total operating expenses	203,630	153,135	384,445	287,431
OPERATING INCOME (LOSS)	2,387	14,274	(10,617)	9,178
Change in fair value of warrant liabilities	(5,400)	—	26,286	—
Interest and other income (expense)	(353)	(187)	(1,037)	(624)
INCOME (LOSS) BEFORE INCOME TAX EXPENSE	(3,366)	14,087	14,632	8,554
Income tax expense	(2,138)	(1,584)	(4,168)	(2,902)
Income (loss) on equity method investment, net of tax	(39)	—	(141)	—
NET INCOME (LOSS)	(5,543)	12,503	10,323	5,652
Net loss (income) attributable to non-controlling interest	7	91	11,648	136
NET INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	$(5,536)	$12,594	$21,971	$5,788

Earnings (loss) per share of Class A Common Stock
Basic	$(0.07)	N/A	$0.27	N/A
Diluted	$(0.07)	N/A	$(0.02)	N/A

Weighted-average shares of Class A Common Stock outstanding:
Basic	82,452	N/A	82,443	N/A
Diluted	82,452	N/A	334,702	N/A

Earnings (loss) per Members' Unit
Basic and diluted	N/A	$125.94	N/A	$57.88

Weighted-average units outstanding:
Basic and diluted	N/A	100	N/A	100

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
See Note 16 for Related-Party Transactions disclosure.

Hagerty, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

	in thousands
Net income (loss)	$(5,543)	$12,503	10,323	$5,652
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,022)	(39)	(748)	186
Derivative instruments	388	(173)	1,933	608
Other comprehensive income (loss)	(634)	(212)	1,185	794
Comprehensive income (loss)	(6,177)	12,291	11,508	6,446
Comprehensive loss (income) attributable to non-controlling interest	7	91	11,648	136
Comprehensive income (loss) attributable to controlling interest	$(6,170)	$12,382	$23,156	$6,582

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
See Note 16 for Related-Party Transactions disclosure.

Hagerty, Inc.
Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2022	December 31, 2021

ASSETS	in thousands (except share amounts)
Current Assets:
Cash and cash equivalents	$180,165	$275,332
Restricted cash and cash equivalents	381,284	328,640
Accounts receivable	57,999	46,729
Premiums receivable	141,931	75,297
Commission receivable	33,791	57,596
Prepaid expenses and other current assets	40,606	30,155
Deferred acquisition costs, net	104,841	81,535
Total current assets	940,617	895,284
Property and equipment, net	28,160	28,363
Long-Term Assets:
Prepaid expenses and other non-current assets	38,816	30,565
Intangible assets, net	95,754	76,171
Goodwill	16,525	11,488
Equity method investments	15,109	—
Total long-term assets	166,204	118,224
TOTAL ASSETS	$1,134,981	$1,041,871
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$11,227	$9,084
Losses payable and provision for unpaid losses and loss adjustment expenses	123,921	109,351
Unearned premiums	224,595	175,199
Commissions payable	75,398	60,603
Due to insurers	110,226	58,031
Advanced premiums	28,853	13,867
Accrued expenses	45,455	46,074
Contract liabilities	24,984	21,723
Other current liabilities	2,783	1,886
Total current liabilities	647,442	495,818
Long-Term Liabilities:
Accrued expenses	10,676	13,166
Contract liabilities	18,833	19,667
Long-term debt	87,000	135,500
Deferred tax liability	12,967	10,510
Warrant liabilities	61,174	89,366
Other long-term liabilities	7,368	7,043
Total long-term liabilities	198,018	275,252
TOTAL LIABILITIES	$845,460	$771,070
		(continued)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
See Note 16 for Related-Party Transactions disclosure.

Hagerty, Inc.
Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2022	December 31, 2021

	in thousands (except share amounts)
Commitments and Contingencies (Note 17)
Redeemable non-controlling interest (Note 11)	$—	$593,277
STOCKHOLDERS' / MEMBERS' EQUITY
Preferred stock, $0.0001 par value (20,000,000 shares authorized, no shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively)	—	—
Class A common stock, $0.0001 par value (500,000,000 shares authorized, 82,452,214 and 82,327,466 issued and outstanding as of June 30, 2022 and December 31, 2021, respectively)	8	8
Class V common stock, $0.0001 par value (300,000,000 authorized, 251,033,906 shares issued and outstanding as of June 30, 2022 and December 31, 2021)	25	25
Additional paid-in capital	532,922	160,189
Accumulated earnings (deficit)	(460,304)	(482,276)
Accumulated other comprehensive income (loss)	(542)	(1,727)
Total stockholders' / members' equity	72,109	(323,781)
Non-controlling interest	217,412	1,305
Total equity (Note 11)	289,521	(322,476)
TOTAL LIABILITIES AND EQUITY	$1,134,981	$1,041,871
		(concluded)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
See Note 16 for Related-Party Transactions disclosure.

Hagerty, Inc.
Condensed Consolidated Statements of Changes in Members' and Stockholders' Equity (Unaudited)

	Members' Equity	Class A Common Stock		Class V Common Stock		Additional Paid in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' / Members' Equity	Non-controlling Interest	Total Equity	Redeemable Non-controlling Interest
in thousands		Shares	Amount	Shares	Amount
Balance at December 31, 2021	$—	82,327	$8	251,034	$25	$160,189	$(482,276)	$(1,727)	$(323,781)	$1,305	$(322,476)	$593,277
Net income (loss) before exchange agreement amendment	—	—	—	—	—	—	(3,679)	—	(3,679)	(172)	(3,851)	(11,205)
Other comprehensive income (loss) before exchange agreement amendment		—	—	—	—	—	—	1,657	1,657	—	1,657	—
Exercise of warrants	—	125	—	—	—	1,906	—	—	1,906	—	1,906	—
Redemption value adjustment for redeemable non-controlling interest	—	—	—	—	—	(162,095)	(1,398,325)	—	(1,560,420)	—	(1,560,420)	1,560,418
Removal of the redeemable feature of the non-controlling interest	—	—	—	—	—	528,615	1,398,325	—	1,926,940	215,550	2,142,490	(2,142,490)
Net income (loss) subsequent to exchange agreement amendment	—	—	—	—	—	—	31,187	—	31,187	(264)	30,923	—
Other comprehensive income (loss) subsequent to exchange agreement amendment	—	—	—	—	—	—	—	162	162	—	162	—
Balance at March 31, 2022	$—	82,452	$8	251,034	$25	$528,615	$(454,768)	$92	$73,972	$216,419	$290,391	$—
Net income (loss)	—	—	—	—	—	—	(5,536)	—	(5,536)	(7)	(5,543)	—
Other comprehensive income (loss)	—	—	—	—	—	—	—	(634)	(634)	—	(634)	—
Exercise of warrants	—	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	4,307	—	—	4,307	—	4,307	—
Non-controlling interest issued capital	—	—	—	—	—	—	—	—	—	1,000	1,000	—
Balance at June 30, 2022	$—	82,452	$8	251,034	$25	$532,922	$(460,304)	$(542)	$72,109	$217,412	$289,521	$—

Hagerty, Inc.
Condensed Consolidated Statements of Changes in Members' and Stockholders' Equity (Unaudited)

	Members' Equity	Class A Common Stock		Class V Common Stock		Additional Paid in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' / Members' Equity	Non-controlling Interest	Total Equity	Redeemable Non-controlling Interest
in thousands		Shares	Amount	Shares	Amount
Balance at December 31, 2020	$62,320	—	$—	—	$—	$—	$56,832	$(1,954)	$117,198	$123	$117,321	$—
Net income (loss)	—	—	—	—	—	—	(6,806)	—	(6,806)	(45)	(6,851)	—
Other comprehensive income (loss)	—	—	—	—	—	—	—	1,006	1,006	—	1,006	—
Balance at March 31, 2021	$62,320	—	$—	—	$—	$—	$50,026	$(948)	$111,398	$78	$111,476	$—
Net income (loss)	—	—	—	—	—	—	12,594	—	12,594	(91)	12,503	—
Other comprehensive income (loss)	—	—	—	—	—	—	—	(212)	(212)	—	(212)	—
Distributions	(4,056)	—	—	—	—	—		—	(4,056)		(4,056)	—
Non-controlling interest issued capital	—	—	—	—	—	—	—	—	—	400	400	—
Balance at June 30, 2021	$58,264	—	$—	—	$—	$—	$62,620	$(1,160)	$119,724	$387	$120,111	$—

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
See Note 16 for Related-Party Transactions disclosure.

Hagerty, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended June 30,
	2022	2021

OPERATING ACTIVITIES:	in thousands
Net income (loss)	$10,323	$5,652
Adjustments to reconcile net income (loss) to net cash from operating activities:
Change in fair value of warrant liabilities	(26,286)	—
Depreciation and amortization expense	15,447	9,396
Provision for deferred taxes	2,553	2,699
Loss on disposals of equipment, software and other assets	361	2,158
Stock-based compensation expense	4,307	—
Other	229	193
Changes in operating assets and liabilities:
Accounts receivable	(11,447)	(11,076)
Premiums receivable	(66,634)	(58,636)
Commission receivable	23,787	24,390
Prepaid expenses and other assets	(14,395)	(14,611)
Deferred acquisition costs	(23,307)	(20,776)
Accounts payable	1,899	(3,994)
Losses payable and provision for unpaid losses and loss adjustment expenses	14,570	14,176
Unearned premiums	49,395	44,300
Commissions payable	14,795	15,322
Due to insurers	52,486	47,831
Advanced premiums	15,032	12,365
Accrued expenses	(5,185)	(6,318)
Contract liabilities	2,337	2,288
Other current liabilities	(342)	2,715
Net Cash Provided by Operating Activities	59,925	68,074
INVESTING ACTIVITIES:
Purchases of property, equipment and software	(21,520)	(19,035)
Acquisitions, net of cash acquired	(13,520)	(8,709)
Purchase of equity method investment	(15,250)	—
Purchase of fixed income securities	(2,448)	(7,446)
Maturities of fixed income securities	1,216	—
Other investing activities	(1,639)	21
Net Cash Used in Investing Activities	$(53,161)	$(35,169)
		(continued)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
See Note 16 for Related-Party Transactions disclosure.

Hagerty, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended June 30,
	2022	2021

FINANCING ACTIVITIES:	in thousands
Payments on long-term debt	$(90,500)	$(22,500)
Proceeds from long-term debt	42,000	40,500
Contribution from minority interest	1,000	400
Payments on notes payable	(1,000)	(1,000)
Distributions	—	(4,056)
Net Cash Used in Financing Activities	(48,500)	13,344
Effect of exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	(787)	174

Change in cash and cash equivalents and restricted cash and cash equivalents	(42,523)	46,423
Beginning cash and cash equivalents and restricted cash and cash equivalents	603,972	299,078
Ending cash and cash equivalents and restricted cash and cash equivalents	$561,449	$345,501

NON-CASH INVESTING ACTIVITIES:
Purchase of property and equipment and software	$4,389	$4,426
Acquisitions	$7,500	$—

CASH PAID FOR:
Interest	$2,037	$1,026
Income taxes	$5,250	$2,200
		(concluded)

The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents as presented for the six months ended June 30, 2022 and 2021:

	2022	2021

	in thousands
Cash and cash equivalents	$180,165	$49,135
Restricted cash and cash equivalents	381,284	296,366
Total cash and cash equivalents and restricted cash and cash equivalents on the Condensed Consolidated Statements of Cash Flows	$561,449	$345,501

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
See Note 16 for Related-Party Transactions disclosure.

Hagerty, Inc.
Notes To Consolidated Financial Statements (Unaudited)

1 — Summary of Significant Accounting Policies and New Accounting Standards

Description of Business — Hagerty, Inc. ("Hagerty" or the "Company") and its consolidated subsidiaries, including The Hagerty Group, LLC ("The Hagerty Group"), is a global market leader in providing insurance for classic and enthusiast vehicles. In addition, Hagerty provides an automotive enthusiast platform that engages, entertains and connects with car enthusiasts and its members.

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

•The business produced by the U.S. MGAs is written by Essentia Insurance Company ("Essentia") and reinsured with its affiliate, Evanston Insurance Company ("Evanston"). In turn, Hagerty Re assumes premiums through a quota share agreement with Evanston. Essentia and Evanston are wholly owned subsidiaries of Markel Corporation ("Markel"), which is a related party. Refer to Note 16 — Related-Party Transactions for additional information.
•The business produced by the Canadian MGA is written by Aviva Canada Inc. ("Aviva"), through Aviva's Canadian subsidiary, Elite Insurance Company ("Elite"). In turn, Hagerty Re assumes premiums through a quota share agreement with Elite.
•In 2021, Hagerty Re entered into a reinsurance agreement with Markel International Insurance Company Limited to reinsure classic auto risks produced by Hagerty's U.K. MGA. In connection with this new agreement, Hagerty Re purchased reinsurance to limit its liability to £1,000,000 per claim, as U.K. law requires unlimited liability coverage. Markel International Insurance Company Limited is a subsidiary of Markel, which is a related party. Refer to Note 16 — Related-Party Transactions for additional information.

The Company earns subscription revenue through membership offerings and other automotive services sold to policyholders and classic vehicle enthusiasts. Membership offerings include, but are not limited to, private label roadside assistance, digital and linear video content, an award-winning magazine, valuation services, exclusive events and automotive third-party discounts. The Company owns and operates collector vehicle events, earning revenue through ticket sales, sponsorships, and event registration service fees through Motorsport Reg. The Company also owns and operates a peer-to-peer classic vehicle rental business for auto enthusiasts, and operates Member Hubs Holding, LLC ("MHH"), which are majority-owned world-class vehicle storage and exclusive social club facilities branded as Hagerty Garage + Social for classic, collector and exotic cars owners.
In January 2022, the Company entered into a joint venture with Broad Arrow Group, Inc., a Delaware corporation ("Broad Arrow") that enhances the Company's portfolio of automotive-focused offerings for car enthusiasts under Hagerty Marketplace by offering new services for the buying, selling and financing of collector cars to compliment the Company's automotive-focused offerings. Refer to Note 18 — Subsequent Events for additional information.

The Company’s headquarters are located in Traverse City, Michigan.

Basis of Presentation — The Company's Condensed Consolidated Financial Statements were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and with the instructions for Quarterly Reports on Form 10-Q and Regulation S-X and include the accounts of Hagerty, Inc. and The Hagerty Group with its consolidated subsidiaries.

The financial statements reflect all normal recurring adjustments and accruals that are, in the opinion of management, necessary for a fair statement of financial position and results of operations for the interim periods presented. Interim financial statements do not include all of the information and notes required by GAAP for annual consolidated financial statements. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

Principles of Consolidation — The Company's Condensed Consolidated Financial Statements contain the accounts of Hagerty and its majority-owned or controlled subsidiaries. As of June 30, 2022, the Company had economic ownership of 24.7% of The Hagerty Group. In addition, MHH is an 80% owned subsidiary of The Hagerty Group. The Company consolidates these entities under the voting interest method guidance in accordance with Accounting Standards Codification ("ASC") Topic 810, Consolidations ("ASC 810"). Non-controlling interest is presented separately on the Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Income (Loss), Condensed Consolidated Balance Sheets, and Condensed Consolidated Statements of Changes in Members' and Stockholders' Equity.

All significant intercompany accounts and transactions have been eliminated in consolidation.

Business Combination — On December 2, 2021, (the "Closing"), The Hagerty Group completed a business combination with Aldel Financial Inc. ("Aldel"), and Aldel Merger Sub LLC ("Merger Sub"), a Delaware limited liability company and wholly owned subsidiary of Aldel (the "Business Combination"). In connection with the Closing, Aldel changed its name from Aldel Financial Inc. to Hagerty, Inc.

The Business Combination was accounted for as a common control reverse acquisition for which The Hagerty Group was determined to be the accounting acquirer and Aldel was treated as the "acquired" company. The Hagerty Group issued equity for the net assets of Aldel, accompanied by a recapitalization. Business combinations in which the legal acquirer is not the accounting acquirer are commonly referred to as "reverse acquisitions". A reverse acquisition occurs when the entity that issues securities (legal acquirer) is identified as the acquiree for accounting purposes and the entity whose equity interests are acquired (the legal acquiree) is identified as the acquirer for accounting purposes. Reverse acquisitions are accounted for in accordance with Subtopic 805-40 of ASC Topic 805, Business Combinations ("ASC 805"). While other factors were evaluated but not considered to have a material impact on the determination, The Hagerty Group was determined to be the accounting acquirer based on the following factors:

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

Unless otherwise indicated or the context otherwise requires, "Hagerty" and "the Company" refer to the business and operations of The Hagerty Group and its consolidated subsidiaries prior to the Business Combination and to Hagerty, Inc. and its consolidated subsidiaries, including The Hagerty Group, following the consummation of the Business Combination.

Refer to Note 4 — Business Combination for additional information.

Emerging Growth Company — The Company currently qualifies as an "emerging growth company" under the Jumpstart Our Business Startups Act of 2012 and can delay the adoption of new or revised accounting standards until those standards would apply to private companies.

The Company intends to avail itself of such extended transition period and, therefore, the Company may not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies or have opted out of using such extended transition period.

Use of Estimates — The preparation of Company's Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Although the estimates are considered reasonable, actual results could materially differ from those estimates.

The most significant estimates that are susceptible to notable change in the near-term relates to the provision for unpaid losses and loss adjustment expenses, including incurred but not reported, ("IBNR"), the change in fair value of warrant liabilities and payments due under the Tax Receivable Agreement ("TRA"). Although some variability is inherent in these estimates, the Company believes that the current estimates are reasonable in all material respects. These estimates are reviewed regularly and adjusted, as necessary. Adjustments related to changes in estimates are reflected in the Company’s results of operations in the period for which those estimates changed.

Segment Information — The Company has one operating segment and one reportable segment. The Company’s Chief Operating Decision Maker ("CODM") is the Chief Executive Officer ("CEO"), who makes resource allocation decisions and assesses performance based on financial information presented on a consolidated basis. The Company’s management approach is to utilize an internally developed strategic decision making framework with the membership patrons at the center of all decisions, which requires the CODM to have a consolidated view of the operations so that decisions can be made in the best interest of Hagerty and its membership patrons.

Foreign Currency Translation — The Company translates its foreign operations’ assets and liabilities denominated in foreign currencies into U.S. dollars at current rates of exchange as of the balance sheet date, and income and expense items at the average exchange rate for the reporting period. Translation adjustments resulting from exchange rate fluctuations are recorded in "Foreign currency translation adjustments", a component of Accumulated other comprehensive income (loss). Transaction gains and losses are recognized in "Interest and other income (expense)" within the Condensed Consolidated Statements of Operations.

Equity Method Investments — The Company applies the equity method of accounting to 20% to 50% owned investments where Hagerty exercises significant influence, in accordance with ASC Topic 323 Investments—Equity Method and Joint Ventures. Refer to Note 5 — Acquisitions and Investments for additional information regarding the Company's equity method investments.

Warrant Liabilities — The Company accounts for its outstanding warrants in accordance with ASC Topic 815 Derivatives and Hedging ("ASC 815"). The warrants do not meet the criteria for equity treatment and as such, are recorded at fair value as a non-cash liability. This liability is subject to remeasurement each reporting period and utilizes a Monte Carlo simulation model to value the warrants. The change in the fair value of the warrants is recognized in the Condensed Consolidated Statements of Operations each reporting period. Refer to Note 13 — Warrant Liabilities for additional information.

Income Taxes — The Hagerty Group is taxed as a pass-through ownership structure under provisions of the Internal Revenue Code ("IRC") and a similar section of state income tax law, except Hagerty Re and various foreign subsidiaries. Any taxable income or loss generated by The Hagerty Group is passed through to and included in the taxable income or loss of HHC, Markel and Hagerty, Inc. (together, the "Hagerty Group Unit Holders"). Hagerty, Inc. is taxed as a corporation and pays corporate federal, state and local taxes with respect to income allocated from The Hagerty Group. Hagerty, Inc., Hagerty Re and various foreign subsidiaries are treated as taxable entities and income taxes are provided where applicable. Refer to Note 15 — Taxation for additional information.

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

Tax Receivable Agreement Liability — In connection with the Business Combination, Hagerty, Inc. entered into the TRA with HHC and Markel (together the "Legacy Unit Holders"). The TRA provides for payment to the Legacy Unit Holders of 85% of the U.S. federal, state and local income tax savings realized by Hagerty, Inc. as a result of the increases in tax basis and certain other tax benefits as outlined in the Business Combination Agreement upon the exchange of limited liability units in The Hagerty Group ("Hagerty Group Units") and Class V Common Stock of the Company for Class A Common Stock of the Company or cash. The Hagerty Group will have in effect an election under Section 754 of the IRC effective for each taxable year in which an exchange of Hagerty Group Units occurs. The remaining 15% cash tax savings resulting from the basis adjustments will be retained by Hagerty, Inc.

In general, cash tax savings result in a year when the tax liability of Hagerty, Inc. for the year, computed without regard to the deductions attributable to the amortization of the basis increase and other deductions that arise in connection with the payment of the cash consideration under the TRA or the exchange of Hagerty Group Units and Class V Common Stock for Class A Common Stock, would be more than the tax liability for the year taking into account such deductions. Payments under the TRA will not be due until the Company is able to reduce a cash tax liability by the amortization of the basis increase on a filed tax return. The payments under the TRA are expected to be substantial. The estimated value of the TRA is recorded in "Other long-term liabilities" on the Condensed Consolidated Balance Sheets.

Hagerty, Inc. accounts for the effects of the basis increases as follows:

•Hagerty, Inc. records an increase in deferred tax assets for the income tax effects of the increases in tax basis based on enacted federal and state income tax rates at the date of the exchange.
•Hagerty, Inc. evaluates the ability to realize the full benefit represented by the deferred tax asset based on an analysis that will consider expectations of future earnings, among other things. If Hagerty, Inc. determines that the full benefit is not likely to be realized, a valuation allowance is established to reduce the amount of the deferred tax assets to an amount that is more likely than not to be realized.
•At the Closing, Hagerty, Inc. recorded 85% of the estimated realizable tax benefit as an increase to the liability due under the TRA, which is recorded within "Other long-term liabilities", and a decrease to "Additional paid-in capital" on the Condensed Consolidated Balance Sheets. The remaining 15% of the estimated realizable tax benefit will be retained by Hagerty, Inc.

All of the effects of changes in any of the estimates after the date of the redemption or exchange will be recorded in "Interest and other income (expense)" on the Condensed Consolidated Statements of Operations.

Redeemable Non-controlling Interest — In connection with the Business Combination, Hagerty, Inc. entered into an Exchange Agreement with the Legacy Unit Holders ("Exchange Agreement"). The Exchange Agreement permitted the Legacy Unit Holders to exchange Class V Common Stock and associated Hagerty Group Units for an equivalent amount of Class A Common Stock or, at the option of the Company, for cash. Because the Company had the option to redeem the non-controlling interest for cash and the Company is controlled by the Legacy Unit Holders through their voting control, the non-controlling interest was considered redeemable as the redemption was considered outside the Company's control. Redeemable non-controlling interest represented the economic interests of the Legacy Unit Holders. Income or loss was attributed to the redeemable non-controlling interest based on the weighted average ownership of the Hagerty Group Units outstanding during the period held by the Legacy Unit Holders. The redeemable non-controlling interest was measured at the greater of the initial fair value or the redemption value and was required to be presented as temporary equity on the Condensed Consolidated Balance Sheets as of December 31, 2021.

On March 23, 2022, the Exchange Agreement was amended to revise the option for the Company to settle the exchange of Class V Common Stock and associated Hagerty Group Units in cash. Under the terms of the amendment, a cash exchange is only allowable in the event that net cash proceeds are received from a new permanent equity offering. As a result of the amendment, the redeemable non-controlling interest was accreted to its redemption value as of March 23, 2022 and subsequently removed from temporary equity and recorded to equity as non-controlling interest.

Non-controlling Interest — Effective March 23, 2022, non-controlling interest represents the economic interests of the Legacy Unit Holders in The Hagerty Group. Additionally, non-controlling interest represents the portion of economic ownership of MHH that is not owned or controlled by The Hagerty Group. Hagerty, Inc. consolidates its ownership of The Hagerty Group and MHH under the voting interest method.

Earnings Per Share — Hagerty calculates basic and dilutive earnings per share ("EPS") in accordance with ASC Topic 260 Earnings Per Share ("ASC 260"). Basic earnings per share is computed by dividing Net income (loss) attributable to Hagerty, Inc. by the weighted-average number of shares of Class A Common Stock outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, resulting in the issuance of shares of Class A Common Stock that would then share in the earnings of Hagerty, Inc. In periods in which the Company reports a net loss available to stockholders, diluted net loss per share available to stockholders would be equal to basic net loss per share available to stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

Stock-Based Compensation — Hagerty issues restricted stock units and performance restricted stock units under the 2021 Equity Incentive Plan. The grant date fair value for restricted stock units is determined based on the closing price of the Company's common stock on the business day prior to grant. Hagerty uses a Monte Carlo simulation model to estimate the fair value of performance restricted stock units. Stock-based compensation costs are recognized over the applicable requisite service period of the award, generally using the straight-line method. Forfeitures are recorded as incurred. Refer to Note 14 — Stock-Based Compensation for additional information.

Recently Adopted Accounting Guidance

Media Content — In March 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2019-02, Improvements to Accounting for Costs of Films and License Agreements for Program Materials, to align the accounting for production costs of an episodic television series with the accounting for production costs of films by removing the content distinction for capitalization.

As a result of adopting this ASU on January 1, 2021, the Company applied the guidance of ASC Topic 926, Entertainment - Films for the original content the Company self-produces and where the intellectual property is owned by the Company. For content the Company produces, the costs associated with production, including development costs, direct costs and production overhead will be capitalized and amortized over the estimated useful life of the asset. The adoption of the ASU had a $3.3 million impact on the Company’s Condensed Consolidated Financial Statements through December 31, 2021.

Reference Rate Reform — In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (ASC Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional relief to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. Additionally, in January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (ASC Topic 848), which clarifies that certain optional expedients and exceptions in ASC 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. Both ASUs were effective immediately upon issuance and adoption of these ASUs did not have a material impact on the Company's Condensed Consolidated Financial Statements and related disclosures.

Convertible Instruments and Contracts — In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments by eliminating certain separation models and will generally be reported as a single liability at its amortized cost. In addition, ASU 2020-06 eliminates the treasury stock method to calculate diluted EPS for convertible instruments and requires the use of the if-converted method. The amendments in ASU 2020-06 are effective for the Company as of January 1, 2022 with the option to early adopt as of January 1, 2021. The Company early adopted ASU 2020-06 effective January 1, 2021 and the adoption of the ASU did not have an impact on the Company's Condensed Consolidated Financial Statements.

Recent Accounting Guidance Not Yet Adopted

Leases — In February 2016, the FASB issued ASU 2016-02, Leases ("ASC 842"), which supersedes the lease requirements in ASC Topic 840, Leases ("ASC 840"). This guidance increases transparency and comparability among organizations by recognizing lease assets and lease liabilities in the Condensed Consolidated Balance Sheets. The guidance requires disclosure to enable users of the Condensed Consolidated Financial Statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The transition to ASU No. 2016-02 requires the recognition and measurement of leases at the beginning of the earliest period presented using a modified retrospective approach. In June 2020, the FASB issued ASU No. 2020-05, Effective Dates for Certain Entities, which deferred the effective date for nonpublic entities and emerging growth companies that had not yet adopted the original ASU. Under the amended guidance, the leasing standard will be effective for the Company’s fiscal year beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022, with early adoption permitted. The Company is an emerging growth company and has elected to adopt ASC 842 with its 2022 Annual Financial Statements. The Company is currently evaluating the effect of adoption of these standards on the Company's Condensed Consolidated Financial Statements and related disclosures and expects to record a material right-of-use asset and liability on the Condensed Consolidated Balance Sheets related to the Company's operating leases. Upon adoption, the Company expects to elect the package of practical expedients, which, among other things, does not require the Company to reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs. The Company will continue to finalize the implementation of new processes and the assessment of the impact of this adoption on the Company's Condensed Consolidated Financial Statements and related disclosures.

Credit Losses — In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (ASC Topic 326): Measurement of Credit Losses on Financial Instruments, which requires a company to consider forward looking information to determine current estimated credit losses, for all financial instruments that are not accounted for at fair value through net income (loss). ASU No. 2019-10 defers the effective date of ASU No. 2016-13 to January 1, 2023. The Company does not expect the adoption of ASU No. 2016-13 to have a material impact on the Company's Condensed Consolidated Financial Statements and related disclosures.

2 — Revenue

Disaggregation of Revenue — The following table presents Hagerty's revenue by distribution channel offering, as well as a reconciliation to total revenue for the three and six months ended June 30, 2022 and 2021:

	Agent	Direct	Total

	in thousands
	Three months ended June 30, 2022
Commission and fee revenue	$40,193	$35,479	$75,672
Contingent commission	10,857	8,977	19,834
Membership revenue	—	11,131	11,131
Other revenue	—	5,280	5,280
Total revenue from customer contracts	$51,050	$60,867	$111,917
Earned premium recognized under ASC 944			94,100
Total revenue			$206,017

	Three months ended June 30, 2021
Commission and fee revenue	$34,901	$30,851	$65,752
Contingent commission	9,561	8,130	17,691
Membership revenue	—	9,878	9,878
Other revenue	—	3,651	3,651
Total revenue from customer contracts	$44,462	$52,510	$96,972
Earned premium recognized under ASC 944			70,437
Total revenue			$167,409

	Agent	Direct	Total

	in thousands
	Six months ended June 30, 2022
Commission and fee revenue	$66,392	$58,152	$124,544
Contingent commission	18,232	15,191	33,423
Membership revenue	—	21,449	21,449
Other revenue	—	11,180	11,180
Total revenue from customer contracts	$84,624	$105,972	$190,596
Earned premium recognized under ASC 944			183,232
Total revenue			$373,828

	Six months ended June 30, 2021
Commission and fee revenue	$57,555	$50,306	$107,861
Contingent commission	16,158	13,797	29,955
Membership revenue	—	19,554	19,554
Other revenue	—	5,568	5,568
Total revenue from customer contracts	$73,713	$89,225	$162,938
Earned premium recognized under ASC 944			133,671
Total revenue			$296,609

The following table presents Hagerty's revenue disaggregated by geographic area, as well as a reconciliation to total revenue for the three and six months ended June 30, 2022 and 2021:

	U.S.	Canada	Europe	Total

	in thousands
	Three months ended June 30, 2022
Commission and fee revenue	$66,400	$7,956	$1,316	$75,672
Contingent commission	19,798	—	36	19,834
Membership revenue	10,288	843	—	11,131
Other revenue	4,754	152	374	5,280
Total revenue from customer contracts	$101,240	$8,951	$1,726	$111,917
Earned premium recognized under ASC 944				94,100
Total revenue				$206,017

	Three months ended June 30, 2021
Commission and fee revenue	$57,715	$6,797	$1,240	$65,752
Contingent commission	17,750	—	(59)	17,691
Membership revenue	9,167	711	—	9,878
Other revenue	3,196	49	406	3,651
Total revenue from customer contracts	$87,828	$7,557	$1,587	$96,972
Earned premium recognized under ASC 944				70,437
Total revenue				$167,409

	U.S.	Canada	Europe	Total

	in thousands
	Six months ended June 30, 2022
Commission and fee revenue	$112,070	$10,274	$2,200	$124,544
Contingent commission	33,266	—	157	33,423
Membership revenue	19,779	1,670	—	21,449
Other revenue	10,066	470	644	11,180
Total revenue from customer contracts	$175,181	$12,414	$3,001	$190,596
Earned premium recognized under ASC 944				183,232
Total revenue				$373,828

	Six months ended June 30, 2021
Commission and fee revenue	$97,215	$8,690	$1,956	$107,861
Contingent commission	29,869	18	68	29,955
Membership revenue	18,179	1,375	—	19,554
Other revenue	4,799	71	698	5,568
Total revenue from customer contracts	$150,062	$10,154	$2,722	$162,938
Earned premium recognized under ASC 944				133,671
Total revenue				$296,609

Earned Premium — The following table presents Hagerty Re's total premiums assumed and the change in unearned premiums for the three and six months ended June 30, 2022 and 2021:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

	in thousands
Underwriting income:
Premiums assumed	$139,627	$108,635	$237,255	$181,239
Reinsurance premiums ceded	—	(933)	(9,690)	(8,465)
Net premiums assumed	139,627	107,702	227,565	172,774
Change in unearned premiums	(43,123)	(36,545)	(49,395)	(44,300)
Change in deferred reinsurance premiums	(2,404)	(720)	5,062	5,197
Net premiums earned	$94,100	$70,437	$183,232	$133,671

Contract Assets and Liabilities — The following table is a summary of the Company's contract assets and liabilities for the periods specified below. Contract assets are classified as "Commission receivable", and liabilities are classified as "Contract liabilities" within current and non-current liabilities on the Condensed Consolidated Balance Sheets.

	June 30, 2022	December 31, 2021

	in thousands
Contract assets	$33,791	$57,596
Contract liabilities	$43,817	$41,390

Contract assets consist of contingent underwriting commission ("CUC") receivables, which are earned throughout the year and received in the first quarter of the following year. As such, the decrease in contract assets during the period was primarily due to 2021 CUC payments received during the six months ended June 30, 2022.

Contract liabilities consist of cash collected in advance of revenue recognition. A large number of HDC membership renewals occur during the summer driving season. As a result, the contract liability is larger during the summer months and will decrease throughout the life of the HDC membership term. As a result, the HDC related contract liability balance increases in the second quarter of each year as renewals are processed.

3 — Prepaid Expenses and Other Assets

The following table is a summary of current and long-term prepaid expenses and other assets as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021

	in thousands
Prepaid sales, general and administrative expenses	$22,437	$18,004
Prepaid SaaS implementation costs	16,742	16,318
Fixed income investments	11,848	10,785
Contract costs	4,704	4,160
Media content	4,545	3,335
Deferred reinsurance premiums ceded	5,373	310
Other	13,773	7,808
Prepaid expenses and other assets	$79,422	$60,720

4 — Business Combination

On December 2, 2021, through The Hagerty Group, the Company completed the Business Combination, pursuant to the Business Combination Agreement with Aldel and Merger Sub, with The Hagerty Group surviving as a subsidiary of the Company immediately following the Business Combination. In connection with the closing of the Business Combination, the registrant changed its name from Aldel Financial Inc. to Hagerty, Inc.

Pursuant to the terms of the Business Combination Agreement (1) Merger Sub was merged with and into The Hagerty Group, whereupon the separate limited liability company existence of Merger Sub ceased to exist and The Hagerty Group became the surviving company and continues to exist under the Delaware Limited Liability Company Act and (2) the existing limited liability company agreement of The Hagerty Group was amended and restated to, among other things, make Aldel a member of The Hagerty Group.

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
•all of the 2,875,000 outstanding shares of Aldel's Class B Common Stock were converted into shares of Class A Common Stock on a one-for-one basis; and
•572,500 outstanding shares of Aldel's Class A Common Stock became Hagerty Class A Common Stock.

Immediately after giving effect to the Business Combination, there were 82,327,466 shares of Hagerty Class A Common Stock outstanding, 251,033,906 shares of Hagerty Class V Common Stock outstanding and 20,005,550 warrants outstanding which can be converted on a one-for-one basis to Class A Common Stock. Refer to Note 13 — Warrant Liabilities for additional information on the Company's warrants.

Following the Closing, the Company is organized as a C corporation and owns an equity interest in The Hagerty Group in what is commonly known as an "Up-C" structure in which substantially all of the assets and liabilities of the Company are held by The Hagerty Group. As of June 30, 2022, the Company held a 24.7% ownership interest in The Hagerty Group.

As a result of the Up-C structure, non-controlling interest is held by the Legacy Unit Holders, who retained 75.3% of the economic ownership percentage of The Hagerty Group as of June 30, 2022.

In connection with the Business Combination, the Company incurred direct and incremental costs of approximately $41.9 million, consisting of primarily investment banking, insurance and professional fees, of which $32.6 million were recorded as a reduction of Additional-paid-in-capital within the Condensed Consolidated Balance Sheets.

In connection with the Business Combination, Hagerty, Inc. entered into the TRA with the Legacy Unit Holders. The TRA provides for payment to the Legacy Unit Holders of 85% of the U.S. federal, state and local income tax savings realized by Hagerty, Inc. as a result of the increases in tax basis and certain other tax benefits related to the transactions contemplated under the Business Combination Agreement upon the exchange of Hagerty Group Units and Class V Common Stock for Class A Common Stock or cash. Refer to Note 15 — Taxation for additional information related to the TRA.

The following table is a summary of the cash inflows and outflows related to the Business Combination:

Business Combination
in thousands
Cash in trust, net of redemptions	$85,811
Cash, PIPE	703,850
Less: transaction costs and advisory fees	(41,859)
Less: Cash consideration to HHC at Closing	(489,661)
Net cash received from Business Combination	$258,141

5 — Acquisitions and Investments

Acquisitions

During the six months ended June 30, 2022 and 2021, the Company paid aggregate cash consideration of $11.0 million and $5.5 million for current period acquisitions, respectively.

Speed Digital

In April 2022, Hagerty acquired Speed Digital LLC ("Speed Digital") for a purchase price of $15.0 million. The Company paid $7.5 million at closing with an additional $3.75 million to be paid in two annual installments occurring in 2023 and 2024. Speed Digital was previously wholly owned indirectly by Robert Kauffman, a director on Hagerty's Board, who will receive 100% of the proceeds of the purchase price. Speed Digital operates a software as a service ("SaaS") business primarily serving collector car dealers and auction houses, and an advertising and content syndication platform, which includes Motorious.com. The Company acquired Speed Digital to enhance the Hagerty Marketplace business to establish relationships with their dealer partners and facilitate growth in Hagerty Marketplace products; augment the Company's automotive intelligence data; and allow Motorious.com to drive audience engagement, content distribution, and advertising revenues.

Equity Method Investments

Broad Arrow

In January 2022, Hagerty entered into a joint venture with Broad Arrow, pursuant to which Hagerty invested $15.3 million in exchange for ownership of approximately 40% of Broad Arrow. Hagerty's President of Hagerty Marketplace, Kenneth Ahn, is the Chief Executive Officer of Broad Arrow. The joint venture between Broad Arrow and Hagerty enhanced the Company's portfolio of automotive-focused offerings for car enthusiasts under Hagerty Marketplace by offering new services for the buying, selling and financing of collector cars.

The Company follows equity method accounting for its investment in Broad Arrow with the carrying amount included within "Equity method investments" on the Condensed Consolidated Balance Sheets and the Company's share of income (loss) within "Income (loss) on equity method investment, net of tax" on the Condensed Consolidated Statements of Operations. Refer to Note 18 — Subsequent Events for additional information.

6 — Intangible Assets

The cost and accumulated amortization of intangible assets as of June 30, 2022 and December 31, 2021 are as follows:

	Weighted Average Useful Life	June 30, 2022	December 31, 2021

		in thousands
Renewal rights	9.9	$17,758	$17,557
Internally developed software	3.1	96,376	76,865
Trade names and trademarks	17.0	9,408	5,004
Relationships and customer lists	15.6	10,449	5,652
Other	4.4	1,460	1,464
Intangible assets		135,451	106,542
Less: accumulated amortization		(39,697)	(30,371)
Intangible assets, net		$95,754	$76,171

Intangible asset amortization expense was $5.3 million and $3.0 million for the three months ended June 30, 2022 and 2021, respectively, and $9.5 million and $5.4 million for the six months ended June 30, 2022 and 2021, respectively.

The estimated future aggregate amortization expense as of June 30, 2022 is as follows (in thousands):

2022	$13,123
2023	29,010
2024	20,965
2025	10,901
2026	3,205
Thereafter	18,550
Total	$95,754

7 — Provision for Unpaid Losses and Loss Adjustment Expenses

The following table presents a reconciliation of beginning and ending provision for unpaid losses and loss adjustment expenses, net of amounts recoverable from reinsurers:

	Six months ended June 30,
	2022	2021

	in thousands
Net unpaid losses and loss adjustment expenses, beginning of period	$74,869	$54,988
Incurred losses and loss adjustment expenses:
Current accident year	75,539	55,345
Prior accident year	—	—
Total incurred losses and loss adjustment expenses	75,539	55,345
Payments:
Current accident year	6,698	5,658
Prior accident year	19,706	13,527
Total payments	26,404	19,185
Effect of foreign currency rate changes	(83)	(4)
Net reserves for losses and loss adjustment expenses, end of period	123,921	91,144
Reinsurance recoverable	—	—
Gross reserves for losses and loss adjustment expenses, end of period	$123,921	$91,144

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

8 — Fair Value Measurements

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

Recurring fair value measurements

Interest rate swaps

Interest rate swaps are determined to be Level 2 within the fair value hierarchy. The significant inputs, such as the LIBOR forward curve, of interest rate swaps are considered observable market inputs. The Company monitors the credit and nonperformance risk associated with its counterparty and believes them to be insignificant. Refer to Note 10 — Interest Rate Swaps for additional information.

Warrant liabilities

The Company's Public Warrants are Level 1 within the fair value hierarchy as they are measured utilizing quoted market prices. The Company has determined that its private warrants are Level 3 within the fair value hierarchy. The Company's private warrants include Private Placement Warrants, Underwriter Warrants, OTM Warrants and PIPE Warrants. The Company utilizes a Monte Carlo simulation model to measure the fair value of the private warrants. The Company’s Monte Carlo simulation model includes assumptions related to the expected stock-price volatility, expected term, dividend yield and risk-free interest rate. Refer to Note 13 — Warrant Liabilities for additional information.

The following table summarizes the significant inputs in the valuation model as of June 30, 2022:

Inputs	Private Placement Warrants	Underwriter Warrants	OTM Warrants	PIPE Warrants
Exercise price	$11.50	$11.50	$15.00	$11.50
Common stock price	$11.49	$11.49	$11.49	$11.49
Volatility	29.3%	29.3%	31.0%	29.3%
Expected term of the warrants	4.43	4.43	9.43	4.43
Risk-free rate	3.14%	3.14%	3.11%	3.14%
Dividend yield	—%	—%	—%	—%

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

The fair value of the Company's financial assets and liabilities measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021, is shown in the table below:

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3

	in thousands
	June 30, 2022
Financial Assets
Interest rate swaps	$2,528	$—	$2,528	$—
Total	$2,528	$—	$2,528	$—

Financial Liabilities
Public warrants	$17,538	$17,538	$—	$—
Private placement warrants	846	—	—	846
Underwriter warrants	95	—	—	95
OTM warrants	5,548	—	—	5,548
PIPE warrants	37,147	—	—	37,147
Total	$61,174	$17,538	$—	$43,636

	December 31, 2021
Financial Assets
Interest rate swaps	$531	$—	$531	$—
Total	$531	$—	$531	$—

Financial Liabilities
Public warrants	$25,243	$25,243	$—	$—
Private placement warrants	1,248	—	—	1,248
Underwriter warrants	139	—	—	139
OTM warrants	6,849	—	—	6,849
PIPE warrants	55,887	—	—	55,887
Total	$89,366	$25,243	$—	$64,123

The following table presents a reconciliation of the Company's warrant liabilities that are classified as Level 3 within the fair value hierarchy for the six months ended June 30, 2022:

	Private Placement Warrants	Underwriter Warrants	OTM Warrants	PIPE Warrants	Total

	in thousands
Balance at December 31, 2021	$1,248	$139	$6,849	$55,887	$64,123
Change in fair value of warrant liabilities	(402)	(44)	(1,301)	(16,834)	(18,581)
Exercise of warrants	—	—	—	(1,906)	(1,906)
Transfers In (Out) of Level 3	—	—	—	—	—
Balance at June 30, 2022	$846	$95	$5,548	$37,147	$43,636

Fixed Income Investments

The Company has fixed income investments that consist of Canadian Sovereign, Provincial and Municipal fixed income securities held in a trust account to meet the requirements of a third-party insurer, Aviva, in connection with Hagerty Re's reinsurance agreement.

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

The following table discloses the fair value and related carrying amount of fixed income investments held within Hagerty Re's investments as of June 30, 2022 and December 31, 2021:

	Carrying Amount	Estimated Fair Value

	in thousands
	June 30, 2022
Fixed income securities, short-term	$1,175	$1,182
Fixed income securities, long-term	10,673	10,815
Total	$11,848	$11,997

	December 31, 2021
Fixed income securities, short-term	$1,189	$1,188
Fixed income securities, long-term	9,596	9,476
Total	$10,785	$10,664

The Company has reviewed the portfolio for other than temporary impairments and concluded that no impairment exists as of June 30, 2022. The Company did not record any gains or losses on these securities during the six months ended June 30, 2022 or 2021.

9 — Debt
As of the indicated dates, the principal amount of Hagerty's debt consisted of the following:

	June 30, 2022	December 31, 2021

	in thousands
Credit Facility	$87,000	$135,500
Note payable	—	1,000
Total debt outstanding	$87,000	$136,500
Less: current portion	—	(1,000)
Total long-term debt outstanding	$87,000	$135,500

The Credit Facility matures in October 2026. There is no other outstanding long-term debt as of June 30, 2022.

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

The Company may elect that borrowings made under the Credit Facility bear interest at a rate per annum equal to either (1) a base rate equal to the greatest of (a) the prime rate published by the Wall Street Journal, (b) the greater of (i) the federal funds effective rate and (ii) the overnight bank funding rate, in either case, plus 0.5%, and (c) a one-month adjusted LIBOR plus 1.0% or (2) an adjusted LIBOR rate equal to the LIBOR multiplied by the statutory reserve rate, plus, in either case, an applicable margin based on a leverage ratio calculated based on the Company’s financial statements for its four most recent fiscal quarters. The effective borrowing rate was 3.60% and 1.61% as of June 30, 2022 and December 31, 2021, respectively.

The Credit Facility borrowings are collateralized by Company assets, except for the assets of the Company’s U.K., Bermuda and German subsidiaries as well as the assets of the Hagerty Events, LLC and the non-wholly owned subsidiaries of MHH.

Under the Credit Agreement, the Company is required, among other things, to meet certain financial covenants (as defined in the Credit Agreement), including a fixed charge coverage ratio and a leverage ratio. As of June 30, 2022 and December 31, 2021, the Company was in compliance with the covenants under the Credit Agreement.

The Credit Agreement includes a provision for determining a LIBOR successor rate in the event LIBOR reference rates are no longer available. The alternative benchmark replacement rate is the Secured Overnight Financing Rate ("SOFR"). In addition, the Credit Agreement includes a provision for determining a SOFR successor rate in the event SOFR reference rates are no longer available. If no SOFR successor rate has been determined, the rate will be based on the higher of the Prime Rate or the federal funds rate plus a fixed margin.

Note Payable — The Company had a $2.0 million note payable related to a business combination for the purchase installment payments, with a fixed interest rate of 3.25%. The note was paid in two equal installments, $1.0 million of which was paid in 2021. The note payable matured March 1, 2022 at which time the second installment of $1.0 million was paid.

Letters of Credit — The Company authorized three letters of credit for a total of $11.1 million for operational purposes related to Section 953(d) tax structuring election and lease down payment support.

10 — Interest Rate Swaps

Hagerty's interest rate swap agreements are used to fix the interest rate on a portion of the Company's existing variable rate debt to reduce the exposure to interest rate fluctuations. The notional amounts of the interest rate swap agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The differential paid or received on the interest rate swap agreements is recognized as an adjustment to interest expense within "Interest and other income (expense)" on the Condensed Consolidated Statements of Operations.

As of June 30, 2022, the Company had one outstanding interest rate swap, which was entered into in December 2020, with an original notional amount of $35.0 million at a fixed swap rate of 0.78%. The estimated fair value of interest rate swap is included within either "Prepaid expenses and other non-current assets" or "Other long-term liabilities" on the Condensed Consolidated Balance Sheets and the change in fair value is recorded within "Derivative instruments" in the Condensed Consolidated Statements of Comprehensive Income (Loss). The interest rate swap matures in December 2023.

As of December 31, 2021, the Company had an additional interest rate swap outstanding, which was entered into in March 2017, with an original notional amount of $15.0 million at a fixed swap rate of 2.20%. The interest rate swap matured in March 2022.

In accordance with ASC 815, the Company designated the December 2020 interest rate swap as a cash flow hedge and formally documented the relationship between the interest rate swap and the variable rate borrowings, as well as its risk management objective and strategy for undertaking the hedge transaction. The Company also assessed, at the hedge’s inception and will continue to assess on an ongoing basis, whether the derivative used in the hedging transaction was highly effective in offsetting changes in the cash flows of the hedged item. The hedge is deemed effective, and therefore, the change in fair value is recorded within "Derivative instruments" in the Condensed Consolidated Statements of Comprehensive Income (Loss). Such amounts are reclassified into interest expense, net from other comprehensive income (loss) during the period in which the hedged item affects earnings. There were no such reclassifications during the six months ended June 30, 2022 and 2021. The Company does not expect to have a reclassification into earnings within the next 12 months.

11 — Members' and Stockholders' Equity

Prior to the Business Combination, The Hagerty Group had one class of partnership interests. These units were recapitalized as Hagerty Group Units in connection with the Business Combination. The partnership interests are reflected as The Hagerty Group's historical members’ equity in the Condensed Consolidated Balance Sheets. As of the Closing and as of June 30, 2022, Hagerty held a 24.7% ownership interest in The Hagerty Group.

Class A Common Stock — Hagerty is authorized to issue 500,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. Holders of Class A Common Stock are entitled to one vote for each share. As of June 30, 2022, there were 82,452,214 shares of Class A Common Stock issued and outstanding.

Class V Common Stock — Hagerty is authorized to issue 300,000,000 shares of Class V Common Stock with a par value of $0.0001 per share. Class V Common Stock represents voting, non-economic interests in Hagerty. Holders of Class V Common Stock are entitled to 10 votes for each share. As of June 30, 2022, there were 251,033,906 shares of Class V Common Stock issued and outstanding.

Preferred Stock — Hagerty is authorized to issue 20,000,000 shares of Preferred Stock with a par value of $0.0001 per share. Hagerty's Board has the authority to issue shares of Preferred Stock with such designations, voting and other rights and preferences as may be determined from time to time. As of June 30, 2022, there were no shares of Preferred Stock issued and outstanding.

Members' Equity — Prior to the Business Combination, The Hagerty Group had 100,000 units outstanding with no par value. At the Closing, all units were converted to Hagerty Group Units and Class V Common Stock as discussed in Note 4 — Business Combination.

Redeemable Non-controlling Interest — In connection with the Business Combination, Hagerty, Inc. entered into an Exchange Agreement with the Legacy Unit Holders ("Exchange Agreement"). The Exchange Agreement permitted the Legacy Unit Holders to exchange Class V Common Stock and associated Hagerty Group Units for an equivalent amount of Class A Common Stock or, at the option of the Company, for cash. Because the Company had the option to redeem the non-controlling interest for cash and the Company is controlled by the Legacy Unit Holders through their voting control, the non-controlling interest was considered redeemable as the redemption was considered outside the Company's control. Redeemable non-controlling interest represented the economic interests of the Legacy Unit Holders. Income or loss was attributed to the redeemable non-controlling interest based on the weighted average ownership of the Hagerty Group Units outstanding during the period held by the Legacy Unit Holders. Class V Common Stock and Hagerty Group Units held by the Legacy Unit Holders are exchangeable at the earlier of 180 days from the close of the Business Combination or when the founder shares are no longer subject to the lock-up period, as defined within the Lock-Up Agreement, dated as of December 2, 2021, between the Company and the Legacy Unit Holders.

The redeemable non-controlling interest was measured at the greater of the initial fair value or the redemption value and was required to be presented as temporary equity on the Condensed Consolidated Balance Sheets, with a corresponding adjustment to "Additional paid-in capital" and "Accumulated earnings (deficit)". The total redeemable non-controlling interest as of December 31, 2021 was $593.3 million. For the period from January 1, 2022 to March 23, 2022, additional accretion of $1.6 billion was recognized, with a corresponding adjustment of $162.1 million and $1.4 billion to "Additional paid-in capital" and "Accumulated earnings (deficit)", respectively.

On March 23, 2022, the Exchange Agreement was amended to revise the option for the Company to settle the exchange of Class V Common Stock and associated Hagerty Group Units in cash. Under the terms of the amendment, a cash exchange is only allowable in the event that net cash proceeds are received from a new permanent equity offering. The redeemable non-controlling interest balance of $2.1 billion as of March 23, 2022 was recorded in equity as non-controlling interest with corresponding adjustments of $1.4 billion, $528.6 million, and $215.6 million to "Accumulated earnings (deficit)", "Additional paid-in capital" and "Non-controlling interest", respectively.

Non-controlling Interest — Effective March 23, 2022, non-controlling interest represents the economic interests of the Legacy Unit Holders in The Hagerty Group. Additionally, non-controlling interest represents the portion of economic ownership of MHH that is not owned or controlled by The Hagerty Group. Hagerty, Inc. consolidates its ownership of The Hagerty Group and MHH under the voting interest method.

The following table summarizes the ownership of The Hagerty Group as of June 30, 2022:

Owner	Units Owned	Ownership Percentage
Hagerty, Inc. controlling interest	82,452,214	24.7%
Non-controlling interest	251,033,906	75.3%
Total	333,486,120	100.0%

12 — Earnings Per Unit and Share

The following table sets forth the calculation of basic EPS, which is based on Net income (loss) attributable to controlling interest for the three and six months ended June 30, 2022 and 2021, divided by the weighted average of Class A Common Stock and Members' Units outstanding as of June 30, 2022 and 2021, respectively. Diluted EPS of Class A Common Stock and Members' Units is computed by dividing Net income (loss) attributable to controlling interest by the weighted average number of shares of Class A Common Stock and Members' Units outstanding as of June 30, 2022 and 2021, adjusted to give effect to potentially dilutive securities. Potentially dilutive securities for the diluted EPS calculation consists of (i) unexercised warrants and unvested stock-based restricted stock units and performance restricted stock units, all using the Treasury Stock Method and (ii) Class V Common Stock using the "If-converted" Method.

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

	in thousands (except per share/unit amounts)
Numerator:
Net income (loss) attributable to controlling interest	$(5,536)	$12,594	$21,971	$5,788
Adjustment of change in fair value of potentially dilutive warrant liabilities	—	—	(17,280)	—
Adjustment of non-controlling interest from conversion of Class V Common Stock	—	—	(11,237)	—
Adjusted net income (loss) to common shareholders	$(5,536)	$12,594	$(6,546)	$5,788

Denominator:
Basic Class A Common Stock outstanding	82,452	N/A	82,443	N/A
Add: Dilutive effect of warrants	—	N/A	1,225	N/A
Add: Dilutive effect of conversion of Class V Common Stock	—	N/A	251,034	N/A
Add: Dilutive effect of stock-based compensation awards	—	N/A	—	N/A
Diluted Class A Common Stock outstanding	82,452	N/A	334,702	N/A

Weighted average Members' Units - basic and diluted	N/A	100	N/A	100

Earnings (loss) per share of Class A Common Stock - basic	$(0.07)	N/A	$0.27	N/A
Earnings (loss) per share of Class A Common Stock - diluted	$(0.07)	N/A	$(0.02)	N/A

Earnings (loss) per unit - basic and diluted	N/A	$125.94	N/A	$57.88

13 — Warrant Liabilities

In connection with the Business Combination, the Company registered 5,750,000 Public Warrants, 257,500 Private Placement Warrants, 28,750 Underwriter Warrants, 1,300,000 OTM Warrants and 12,669,300 PIPE Warrants. Upon the Closing, the following warrants were outstanding to purchase shares of the Company's Class A Common Stock that were issued by Aldel prior to the Business Combination:

Public Warrants — Each warrant is exercisable for one share of the Company's Class A Common Stock at a price of $11.50 per share, subject to adjustments, commencing in April 2022, provided that the Company has an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities laws of the state of residence of the holder. The warrants may be exercised on a cash basis only for a whole number of shares of the Company’s Class A Common Stock. The warrants expire in December 2026.

Private Placement Warrants — Each warrant will be exercisable for one share of the Company's Class A Common Stock at a price of $11.50 per share, subject to adjustments, commencing in December 2022, and subject to additional vesting requirements as outlined within the warrant agreements covering those securities, including the Sponsor Warrant Lock-Up Agreement, dated December 2, 2021, between the Company and the holders of the Private Placement and OTM Warrants (the "Sponsor Warrant Lock-Up Agreement"), provided that the Company has an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities laws of the state of residence of the holder. The warrants may be exercised only for a whole number of shares of the Company’s Class A Common Stock. Additionally, the Private Placement Warrants are exercisable on a cashless basis so long as they are held by the Sponsor or any of its permitted transferees. The warrants expire in December 2026.

Underwriter Warrants — Each warrant is exercisable for one share of the Company's Class A Common Stock at a price of $11.50 per share, subject to adjustments, commencing in April 2022, provided that the Company has an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities laws of the state of residence of the holder. The warrants may be exercised only for a whole number of shares of the Company’s Class A Common Stock. Additionally, the Underwriter Warrants are exercisable on a cashless basis so long as they are held by the Underwriter or any of its permitted transferees. The warrants expire in December 2026.

OTM Warrants — Each warrant will be exercisable for one share of the Company's Class A Common Stock at a price of $15.00 per share, subject to adjustments, commencing in December 2022 and subject to additional vesting requirements as outlined within the warrant agreements covering those securities, including the Sponsor Warrant Lock-Up Agreement, provided that the Company has an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities laws of the state of residence of the holder. Additionally, the OTM Warrants may be exercised on a cashless basis so long as they continue to be held by the initial purchasers or their permitted transferees. The warrants expire in December 2031.

PIPE Warrants — Each warrant is exercisable for one share of the Company's Class A Common Stock at a price of $11.50 per share, subject to adjustments, commencing in January 2022, provided that the Company has an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under securities laws of the state of residence of the holder. Additionally, the PIPE Warrants may be exercised on a cashless basis. The warrants expire in December 2026.

The Company accounts for these warrants as liabilities in accordance with ASC 815-40. The warrants are measured at fair value each reporting period and the change in fair value is recorded within "Change in fair value of warrant liabilities" in the Condensed Consolidated Statements of Operations. The Company recognized a $5.4 million loss and a $26.3 million gain as a result of an increase and decrease in the fair value of the warrant liability for the three and six months ended June 30, 2022, respectively. The Company did not have warrants for the three and six months ended June 30, 2021.

For the six months ended June 30, 2022, 522,000 PIPE warrants were exercised, on a cashless basis, for an equivalent of 124,748 shares of Class A Common Stock. The cashless exercise resulted in a decrease in Warrant liabilities and an increase in Class A Common Stock and Additional paid-in capital of $1.9 million on the Company's Condensed Consolidated Balance Sheets.

As of June 30, 2022, a warrant liability of $61.2 million was reflected as a long-term liability on the Company's Condensed Consolidated Balance Sheets and the total number of warrants outstanding was 19,483,550.

14 — Stock-Based Compensation

In December 2021, the Board approved the 2021 Equity Incentive Plan, which authorized an aggregate of 38,317,399 shares of Class A Common Stock for issuance to employees and non-employee directors. The 2021 Equity Incentive Plan allows for the issuance of incentive stock options, non-qualified stock options, restricted stock awards, stock appreciation rights, restricted stock units, and performance restricted stock units. The Board determines the period over which stock-based awards become exercisable and options generally vest over a two to five-year period. There were 31,466,811 shares available for future grants under the 2021 Equity Incentive Plan at June 30, 2022.

Stock-based compensation expense is recognized within "Salaries and benefits" and "General and administrative services" on the Company's Condensed Consolidated Statements of Operations. The Company accounts for forfeitures as they occur. The following table summarizes stock-based compensation expense recognized during the three and six months ended June 30, 2022:

	Three months ended June 30, 2022	Six months ended June 30, 2022

	in thousands
Restricted stock units	$3,592	$3,592
Performance restricted stock units	715	715
Total stock-based equity awards	$4,307	$4,307

Restricted Stock Units

The Company grants serviced-based restricted stock units to employees and non-employee directors. Compensation cost for these service-based restricted stock units is based on the closing market price of the Company's Class A Common Stock on the grant date, and such costs are recognized ratably over the service period. There were 3.2 million restricted stock units granted during the three and six months ended June 30, 2022, with a weighted average fair value of $10.79. Unrecognized compensation cost related to restricted share units as of June 30, 2022 was $30.3 million, which the Company expects to recognize over a weighted average period of 3.68 years.

The following table provides a summary of the restricted stock unit activity during the six months ended June 30, 2022:

	Restricted Stock	Weighted Average Fair Value
Unvested balance as of December 31, 2021	—	$—
Granted	3,173,231	10.79
Forfeited	(29,779)	10.79
Unvested balance as of June 30, 2022	3,143,452	$10.79

Performance Restricted Stock Units

In April 2022, the Company granted performance restricted stock units of up to 3,707,136 shares to the Company's CEO. The award had a grant date fair value of approximately $19.2 million using a Monte Carlo simulation model. The performance restricted stock units are both a market and service-based award in accordance with ASC 718. Shares under this award will be earned based on achievement of stock price targets of the Company's Class A Common Stock. 25% of the shares can be earned when the stock price exceeds $20.00 per share for 60 consecutive days, 25% of the shares can be earned when the stock price exceeds $25.00 per share for 60 consecutive days and 50% of the shares can be earned when the stock price exceeds $30.00 per share for 60 consecutive days. These market-based conditions must be met in order for these stock awards to vest, and it is therefore possible that no shares could ultimately vest. Shares earned will vest over the earlier of three years after achievement of the stock price measure or the end of the seven-year performance period. The Company will recognize the entire $19.2 million of compensation expense for this award regardless of whether such conditions are met or not. The fair value will be expensed over the requisite service period.

The following table summarizes the assumptions and related information used to determine the grant-date fair value of performance stock units awarded for the periods presented:

Inputs	Performance Restricted Stock Units
Weighted average grant-date fair value per share	$5.19
Expected term (in years)	7.0
Expected stock volatility	35%
Dividend yield	—%
Risk-free interest rate	2.5%

The following table provides a summary of performance restricted stock unit activity during the six months ended June 30, 2022:

	Units	Weighted Average Fair Value
Outstanding as of December 31, 2021	—	$—
Granted	3,707,136	5.19
Outstanding as of June 30, 2022	3,707,136	$5.19

Employee Stock Purchase Plan

In 2021, the Company adopted the 2021 Employee Stock Purchase Plan (the "ESPP Plan"). The ESPP Plan is subject to the provisions of Section 423 of the IRC and regulations thereunder. The Compensation Committee of the Board will administer the ESPP Plan, including determination of the time and frequency of offering periods, as well as the terms and conditions of the offerings. The ESPP Plan allows substantially all employees to participate.

As of June 30, 2022, the total number of Class A Common Stock authorized and reserved for issuance under the ESPP Plan was 11,495,220 shares and no shares had been purchased.

15 — Taxation

Income tax expense reflected in the financial statements differs from the tax computed by applying the statutory U.S. federal rate of 21% to "Net income (loss)" before taxes as follows:

	Six months ended June 30,
	2022		2021

	in thousands (except percentages)
Income tax expense (benefit) at statutory rate	$3,073	21%	$1,796	21%
State taxes	(142)	(1)%	—	—%
Loss not subject to entity-level taxes	4,692	32%	185	2%
Foreign rate differential	(175)	(1)%	(112)	(1)%
Change in valuation allowance	2,002	14%	1,033	12%
Change in fair value of warrant liabilities	(5,520)	(38)%	—	—%
Permanent items	238	2%	—	—%
Income tax expense	$4,168	29%	$2,902	34%

Deferred tax assets are reduced by a valuation allowance when management believes it is more likely than not that some, or all, of the deferred tax assets will not be realized. After considering all positive and negative evidence of taxable income in the carryback and carryforward periods as permitted by law, the Company believes it is more likely than not that certain deferred tax assets will not be utilized. The valuation allowance as of June 30, 2022 has been increased for additional foreign net operating losses, additional net operating losses of Hagerty, Inc. and adjusted for changes in foreign exchange rates. The Company had a valuation allowance of $176.7 million and $174.8 million as of June 30, 2022 and December 31, 2021, respectively.

Significant inputs and assumptions were used to estimate the future expected payments under the TRA, including the timing of the realization of the tax benefits and a tax savings rate of approximately 25.5%. The estimated value of the TRA recorded by the Company at the Closing was $3.5 million which was limited by the ability to currently utilize tax benefits and was recorded in "Other long-term liabilities" with an offsetting entry to "Additional paid-in capital" within the Condensed Consolidated Balance Sheets. There is no change to the estimated value from the Closing to June 30, 2022.

16 — Related-Party Transactions

As of June 30, 2022, Markel had a 23.4% ownership in the Company and State Farm Automobile Insurance Company ("State Farm") had a 15.0% ownership in the Company. As such, both Markel and State Farm are considered related parties.

State Farm

State Farm and Hagerty entered into a master alliance agreement in 2020 to establish an alliance insurance program where State Farm’s customers, through the State Farm agents, would have access to Hagerty features and services which is expected to begin in the first half of 2023. Under this agreement, State Farm paid Hagerty an advanced commission of $20.0 million in 2020, to be recognized into Commission and fee revenue over the life of the contract. The parties have entered into a managing general underwriter agreement where the State Farm Classic+ policy will be offered, through State Farm Classic Insurance Company, a new wholly owned subsidiary of State Farm, subject to any applicable state regulatory review and approval. The State Farm Classic+ policy will be available to new and existing customers through State Farm agents on a state by state basis. Hagerty Insurance Agency, LLC will be paid commission under the managing general underwriter agreement and ancillary agreements for servicing the State Farm Classic+ policies along with the opportunity to earn revenue from Hagerty Drivers Club, LLC connected with Hagerty's membership products and services that, in addition to the State Farm Classic+ policy, are made available to State Farm customers.

Markel

Alliance Agreement: The Company's affiliated U.S. and U.K. MGA subsidiaries have personal and commercial lines of business written with Markel-affiliated carriers. The following tables provide information about Markel-affiliated carriers due to insurer liabilities and commission revenue under the agreement with Markel subsidiaries:

	June 30, 2022	December 31, 2021

	in thousands (except percentages)
Due to insurer	$99,289	$54,850
Percent of total	90%	95%

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

	in thousands (except percentages)
Commission revenue	$86,716	$75,575	$146,252	$126,693
Percent of total	93%	92%	94%	93%

Reinsurance Agreement: Under a quota share agreement with Evanston, Hagerty Re reinsured 70% and 60% of the risks for the six months ended June 30, 2022 and 2021, respectively, written through the Company’s U.S. MGAs. Additionally, under a quota share agreement with Markel International Insurance Company Limited, Hagerty Re reinsured 70% and 60% of the risks for the six months ended June 30, 2022 and 2021, respectively, written through the Company’s U.K. MGA. All balances listed below are related to business with a Markel affiliate:

	June 30, 2022	December 31, 2021

Assets	in thousands
Premiums receivable	$135,015	$72,697
Deferred acquisition costs, net	101,076	78,449
Total assets	$236,091	$151,146
Liabilities
Losses payable and provision for unpaid losses and loss adjustment expenses	$116,202	$104,139
Unearned premiums	215,629	167,541
Commissions payable	72,493	59,511
Total liabilities	$404,324	$331,191

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

Revenue	in thousands
Earned premium	$89,738	$67,108	$175,428	$127,469
Expenses
Ceding commission	$43,415	$31,558	$84,303	$61,326
Losses and loss adjustment expenses	36,808	27,520	71,379	52,266
Total expenses	$80,223	$59,078	$155,682	$113,592

As a result of the related party transactions disclosed herein, the Company is required to maintain certain cash collected as restricted as it will be used to settle liabilities that result from these related party transactions.

Broad Arrow

In January 2022, the Company entered into a joint venture with Broad Arrow. The President of Hagerty Marketplace, Kenneth Ahn, is Broad Arrow's Chief Executive Officer. Refer to Note 5 — Acquisitions and Investments and Note 18 — Subsequent Events for additional information.

Speed Digital

In April 2022, Hagerty acquired Speed Digital for a purchase price of $15.0 million. Speed Digital was previously wholly owned indirectly by Robert Kauffman, a director on Hagerty's Board, who will receive 100% of the proceeds of the purchase price.

17 — Commitments and Contingencies

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

Employee Compensation Agreements — In the ordinary course of conducting its business, the Company enters into certain employee compensation agreements from time to time which commit the Company to severance obligations in the event an employee terminates employment with the Company. If applicable, these obligations are included in the accrued expenses lines of the Condensed Consolidated Balance Sheets.

18 — Subsequent Events

On August 9, 2022, the Company entered into a definitive agreement to acquire the remaining 60% of Broad Arrow stock in exchange for $64.8 million of Class A Common Stock and Hagerty Group Units exchangeable for Class A Common Stock. The acquisition will enable Hagerty and Broad Arrow to further leverage their respective product offerings and continue to build the Hagerty Marketplace, a proprietary digital platform to facilitate buying, selling and financing of collector vehicles.

The acquisition will be accounted for as a business combination, in accordance with ASC 805, and the Company will consolidate the financial results of Broad Arrow, in accordance with ASC 810.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to provide the reader of the financial statements with a narrative from the perspective of management on the financial condition, results of operations, liquidity and certain other factors that may affect our operating results. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed within Part II, Item 1A —"Risk Factors" in this Quarterly Report on Form 10-Q and in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10‑K for the year ended December 31, 2021, filed on March 24, 2022.

Unless otherwise indicated or the context otherwise requires, references in this "Management’s Discussion and Analysis of Financial Condition and Results of Operations" to "we", "our", "Hagerty" and "the Company" refer to the business and operations of The Hagerty Group, LLC and its consolidated subsidiaries prior to the Business Combination and to Hagerty, Inc. and its consolidated subsidiaries following the consummation of the Business Combination.

Overview

We are a global market leader in providing insurance for classic and enthusiast vehicles and we have built an industry-leading automotive enthusiast platform that engages, entertains, and connects with subscribing members. At Hagerty, everything begins and ends with the love of cars – an innate passion that fuels our unique membership model and cultivates deep, personal connections with more than 2.5 million members worldwide.

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

Following the Closing, Hagerty, Inc. is organized as a C corporation and owns an equity interest in The Hagerty Group in what is commonly known as an "Up-C" structure. Under this structure, substantially all of Hagerty, Inc.'s assets and liabilities are held by The Hagerty Group. As of June 30, 2022, Hagerty, Inc. owned 24.7% of The Hagerty Group, HHC owned 52.8%, and Markel owned 23.4%.

Refer to Note 1 — Summary of Significant Accounting Policies and New Accounting Standards and Note 4 — Business Combination in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information on the Business Combination.

Impact of COVID-19

The global spread of the COVID-19 pandemic, including the spread of recent variants, continues to evolve, and to date has led to the implementation of various containment efforts. While conditions appear to be improving, particularly as more people get vaccinated, governments may re-implement restrictive measures to protect against further spread of any new variants. The impact of this pandemic has been and will likely continue to be extensive in many aspects of society. In response to the COVID-19 pandemic, we have taken several precautionary steps to safeguard our business and team members from COVID-19 and the recent variants of the virus. While the impact of COVID-19 appears to be easing, the safety and well-being of our team members continues to be our top priority. Our office facilities are now open for those who want to work in those spaces, subject to certain restrictions, but a significant number of our personnel continue to work from home. During the six months ended June 30, 2022, new business growth returned to pre-pandemic pace, events were being held and new initiatives were on track. Management will continue to follow and monitor guidelines in each jurisdiction.

Key Performance Indicators and Certain Non-GAAP Financial Measures

Key Performance Indicators

In addition to the measures presented in our Condensed Consolidated Financial Statements, we use the following key performance indicators and certain non-GAAP financial measures to evaluate our business, measure our performance, identify trends in our business against planned initiatives, prepare financial projections and make strategic decisions. We believe these financial and operational measures are useful in evaluating our performance when read together with our financial results prepared in accordance with GAAP. The following tables present these metrics as of and for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Total Revenue (in thousands)	$206,017	$167,409	$373,828	$296,609
New Business Count (Insurance)	74,922	77,013	122,436	128,812
Total Written Premium (in thousands)	$237,697	$208,091	$392,487	$341,798
Loss Ratio	41.0%	41.4%	41.2%	41.4%
Operating Income (Loss) (in thousands)	$2,387	$14,274	$(10,617)	$9,178
Contribution Margin (in thousands)	$61,032	$53,466	$98,178	$84,546
Net Income (Loss) (in thousands)	$(5,543)	$12,503	$10,323	$5,652
Adjusted EBITDA (in thousands)	$16,065	$19,299	$10,106	$20,338
Basic Earnings (Loss) Per Share	$(0.07)	N/A	$0.27	N/A
Adjusted Earnings (Loss) Per Share	$(0.02)	N/A	$0.03	N/A

	June 30, 2022	December 31, 2021
Policies in Force	1,292,138	1,247,056
Policies in Force Retention	88.2%	89.1%
HDC Paid Member Count	742,825	718,583
Net Promoter Score (NPS)	82.0	82.0

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

Total Written Premium

Total Written Premium is the total amount of insurance premium written on policies that were bound by our insurance carrier partners during the applicable period. We view Total Written Premium as an important metric as it most closely correlates with our growth in insurance commission revenue and Hagerty Re earned premium. Total Written Premium excludes the impact of premium assumed by unrelated third-party reinsurers and therefore reflects the actual business volume and direct economic benefit generated from our customer acquisition efforts. Premiums ceded to reinsurers can change based on the type and mix of reinsurance structures we deploy.

Loss Ratio

Loss Ratio, expressed as a percentage, is the ratio of (1) losses and loss adjustment expenses incurred to (2) earned premium in Hagerty Re. We view Loss Ratio as an important metric because it is a powerful benchmark for profitability. The benchmark allows us to evaluate our historical loss patterns including incurred losses, reset insurance pricing dynamics and make necessary and appropriate adjustments.

Policies in Force

Policies in Force ("PIF") are the number of current and active insurance policies as of the applicable period end date. We view Policies in Force as an important metric to assess our financial performance because policy growth drives our revenue growth, increases brand awareness and market penetration, generates additional insight to improve the performance of our platform, and provides key data to assist strategic decision making for the Company.

Policies in Force Retention

PIF Retention is the percentage of expiring policies that are renewed on the renewal effective date. We view PIF Retention as an important measurement of the number of policies retained each year, which contributes to recurring revenue streams from MGA commissions, membership fees and earned premiums. It also contributes to maintaining our NPS as discussed below.

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

Net Promoter Score

We use NPS as our "north star metric," measuring the overall strength of our relationship with members. NPS is measured twice annually through a web-based survey sent by email invitation to a random sample of existing members, and reported annually using an average of the two surveys. Often referred to as a barometer of brand loyalty and customer engagement, NPS is well-known in our industry as a strong indicator of growth and retention.

Non-GAAP Financial Measures

Contribution Margin

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

Our management uses Contribution Margin and Contribution Margin Ratio to:

•analyze the relationship between cost, volume and profit as revenue grows;
•measure how much profit is earned for any product or service sold; and
•measure how different management actions could affect the Company's total revenue and related cost levels.

The following table reconciles Contribution Margin and Contribution Margin Ratio to the most directly comparable GAAP measures, which are Operating income (loss) and Operating income (loss) margin (Operating income (loss) divided by Total revenue), respectively:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

	in thousands (except percentages)
Total revenue	$206,017	$167,409	$373,828	$296,609
Less: total operating expenses	203,630	153,135	384,445	287,431
Operating income (loss)	$2,387	$14,274	$(10,617)	$9,178
Operating income (loss) margin	1%	9%	(3)%	3%

Add: fixed operating expenses	$58,645	$39,192	$108,795	$75,368
Contribution Margin	$61,032	$53,466	$98,178	$84,546
Contribution Margin Ratio	30%	32%	26%	29%

Adjusted EBITDA

We define Adjusted EBITDA as net income (loss) (the most directly comparable GAAP measure) before interest, income taxes, and depreciation and amortization (EBITDA), adjusted to exclude changes in fair value of warrant liabilities, stock-based compensation expense, gains and losses from asset disposals and certain other non-recurring gains and losses. We present Adjusted EBITDA because we consider it to be an important supplemental measure of our performance and believe it is frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry.

Our management uses Adjusted EBITDA:

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

By providing this non-GAAP financial measure, together with a reconciliation to the most directly comparable GAAP measure, we believe we are enhancing investors’ understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing our strategic initiatives. However, Adjusted EBITDA has limitations as an analytical tool, and should not be considered in isolation, or as an alternative to, or a substitute for net income (loss) or other financial statement data presented in our Condensed Consolidated Financial Statements as indicators of financial performance. Some of these limitations include:

•Adjusted EBITDA does not reflect our cash expenditures, or future requirements for capital expenditures, or contractual commitments;
•Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
•Adjusted EBITDA does not reflect the interest expense, or the cash requirements necessary to service interest or principal payments on our debt;
•Adjusted EBITDA does not reflect our tax expense or the cash requirements to pay our taxes; and
•although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future and such measures does not reflect any cash requirements for such replacements; and
•other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

Due to these limitations, Adjusted EBITDA should not be considered in isolation, or as an alternative to, or a substitute for net income (loss) or other financial statement data presented in our Condensed Consolidated Financial Statements as indicators of financial performance. The following table reconciles Adjusted EBITDA to the most directly comparable GAAP measure, which is Net income (loss):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

	in thousands
Net income (loss)	$(5,543)	$12,503	$10,323	$5,652
Interest and other (income) expense	353	187	1,037	624
Income tax expense	2,138	1,584	4,168	2,902
Depreciation and amortization	8,300	5,025	15,447	9,396
Change in fair value of warrant liabilities	5,400	—	(26,286)	—
Stock-based compensation expense	4,307	—	4,307	—
Net (gain) loss from asset disposals	—	—	—	1,764
Other non-recurring (gains) losses (1)	1,110	—	1,110	—
Adjusted EBITDA	$16,065	$19,299	$10,106	$20,338

(1) Other non-recurring (gains) losses relates to severance expense recognized in the three months ended June 30, 2022.

We incurred $8.8 million and $8.7 million during the three months ended June 30, 2022 and 2021, respectively, and $18.1 million and $15.7 million during the six months ended June 30, 2022 and 2021, respectively, for certain pre-revenue costs related to scaling our infrastructure, newly-developed digital platforms and legacy systems, human resources and occupancy to accommodate our alliance with State Farm and other potential distribution partnerships as well as to further develop our Hagerty Marketplace transactional platform. These costs were not included in the Adjusted EBITDA reconciliation above.

Pursuant to a defined set of activities and objectives, these expenses are adding entirely new capabilities for us, integrating our new and legacy policyholder, membership and Hagerty Marketplace systems with State Farm’s legacy policy and agent management systems and other third-party platforms. In addition to onboarding a third-party project management related to these initiatives, we leased a new member service center in Dublin, Ohio and added several hundred new employees as of June 30, 2022 to meet the expected transactional volume from these initiatives.

These costs commenced in 2020 and are expected to be substantially completed in 2023.

Adjusted EPS

We define Adjusted Earnings (Loss) Per Share ("Adjusted EPS") as consolidated Net income (loss) that is attributable to both our controlling and non-controlling interest. Adjusted EPS for the three and six months ended June 30, 2022 includes both our controlling and non-controlling interest net income (loss) of $(5.5) million and $10.3 million, respectively, divided by the outstanding and potentially dilutive shares of Hagerty, Inc. (359.8 million shares) which includes (1) the weighted-average issued and outstanding shares of Class A Common Stock, (2) all issued and outstanding shares of Class V Common Stock, (3) all unexercised warrants and (4) all unvested stock-based compensation awards.

The most directly comparable GAAP measure is basic earnings per share ("Basic EPS"), which is calculated as Net income (loss) attributable to only controlling interest in Hagerty, Inc. Basic EPS for the three and six months ended June 30, 2022 includes Net income (loss) attributable to only controlling interest of $(5.5) million and $22.0 million, respectively, divided by the weighted-average issued and outstanding shares of Class A Common Stock (82.5 million and 82.4 million shares, respectively).

In accordance with ASC 260, for periods in which we report a net loss to stockholders, diluted EPS would be the same as Basic EPS, because dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. As a result, in periods where we report a net loss attributable to controlling interest, such as for the three months ended June 30, 2022, EPS did not need to be differentiated between basic or diluted EPS because both basic and diluted EPS were the same. In periods where we report net income attributable to controlling interest, such as for the six months ended June 30, 2022, we believe that Basic EPS is the most comparable GAAP measure to Adjusted EPS.

We caution investors that Adjusted EPS is not a recognized measure under GAAP and should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP, including Basic EPS, and that Adjusted EPS, as we define it, may be defined or calculated differently by other companies. In addition, Adjusted EPS has limitations as an analytical tool and should not be considered as a measure of profit or loss per share.

We present Adjusted EPS because we consider it to be an important supplemental measure of our operating performance and believe it is used by investors and securities analysts in evaluating the consolidated performance of other companies in our industry. We also believe that Adjusted EPS, which compares our consolidated net loss (which includes our controlling and non-controlling interest) with our outstanding and potentially dilutive shares, provides useful information to investors regarding our performance on a fully consolidated basis.

Our management uses Adjusted EPS:

•as a measurement of operating performance of our business on a fully consolidated basis;
•to evaluate the performance and effectiveness of our operational strategies;
•to evaluate our capacity to expand our business; and
•as a preferred predictor of core operating performance, comparisons to prior periods and competitive positioning.

The following table reconciles Adjusted EPS to the most directly comparable GAAP measure, which is Basic EPS:

	Three months ended June 30, 2022	Six months ended June 30, 2022

	in thousands (except per share amounts)
Numerator:
Net income (loss) attributable to controlling interest(1)	$(5,536)	$21,971
Net income (loss) attributable to non-controlling interest	(7)	(11,648)
Consolidated net income (loss)(2)	$(5,543)	$10,323

Denominator:
Weighted-average shares of Class A Common Stock outstanding:
Basic(1)	82,452	82,443
Potentially dilutive shares outstanding:
Class V Common Stock outstanding	251,034	251,034
Warrants outstanding	19,484	19,484
Unvested stock-based compensation awards	6,851	6,851
Potentially dilutive shares outstanding	277,369	277,369
Fully dilutive shares outstanding(2)	359,821	359,812

Basic EPS = (Net income (loss) attributable to controlling interest / Weighted-average shares of Class A Common Stock outstanding)(1)	$(0.07)	$0.27

Adjusted EPS = (Consolidated net income (loss) / Fully dilutive shares outstanding)(2)	$(0.02)	$0.03

(1) Numerator and Denominator of the GAAP measure Basic EPS
(2) Numerator and Denominator of the non-GAAP measure Adjusted EPS

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

Our Ability to Retain Members

Turning our members into lifetime fans is key to our success. We currently have over 2.5 million members, including approximately 743,000 paid subscribers ("HDC Members") and over 1.8 million who purchase insurance or interact with us but have yet to join HDC and receive additional club-level benefits. Our ability to retain members will depend on a number of factors including our members’ satisfaction with our products, pricing and offerings of our competitors.

Our Ability to Increase HDC Membership Subscriptions

Our long-term growth will benefit from our ability to increase our HDC membership subscription base across the U.S., Canada and into the U.K. and the E.U. We realize increasing value from each new and renewing HDC Member, forming the basis for underlying growth for our new product offerings. One of our principal goals is to convert all of our members who are not currently HDC Members to paid subscribers over time. We apply our highly scalable model, with a tailored approach to each enthusiast type across all demographic groups.

We are also able to drive membership in HDC through our insurance distribution channels. Approximately 76% of new insurance policy holders purchase memberships in HDC.

Our Ability to Introduce New and Innovative Products

Our growth will depend on our ability to introduce new and innovative insurance and automotive lifestyle products that will drive underlying growth from our existing member base as well as attract new customers. Our insurance offerings as well as our membership and Hagerty Marketplace technology platforms provide us with a foundation to expand our insurance and membership base, engage auto enthusiasts and provide innovative products to members globally.

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

Membership and other revenue

We earn subscription revenue and other revenue through membership offerings and other automotive and lifestyle services sold to policyholders and classic vehicle enthusiasts. HDC memberships are sold as a bundled product which give members access to our products and services, including HDC Magazine, automotive enthusiast events, our proprietary vehicle valuation tool, emergency roadside services and special vehicle-related discounts. Hagerty Garage + Social storage memberships include storage in addition to the HDC member benefits. Income from the sale of HDC and storage membership subscriptions is recognized ratably over the period of the membership, which is generally 12 months. Other revenue includes sponsorship, admission, advertising, valuation and registration income. Other revenue is recognized when the performance obligation for the related product or service is satisfied.

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

Ceding commission

Ceding commission consists of the commission paid by Hagerty Re to our insurance carrier partners for our pro-rata share of acquisition costs (primarily our MGA commissions), general and administrative services and other costs. Hagerty Re pays a fixed rate ceding commission which varies by insurance carrier partner, averaging approximately 48% of net earned premium for the six months ended June 30, 2022. Ceding commission will change proportionately to earned premium assumed through our various quota share reinsurance agreements.

Losses and loss adjustment expenses

Losses and loss adjustment expenses represent our share of losses assumed through various reinsurance agreements and includes our portion of the net cost to settle claims submitted by insureds. Losses consist of claims paid, case reserves and losses, IBNR, net of estimated recoveries for reinsurance, salvage and subrogation. Loss adjustment expenses consist of the cost associated with the investigation and settling of claims. Losses and loss adjustment expenses represent management’s best estimate of ultimate net loss at the financial statement date. Estimates are made using statistical analysis by our internal actuarial team. These reserves are reviewed regularly and adjusted as necessary to reflect management’s estimate of the ultimate cost of losses and loss adjustment expenses.

Our reinsurance contracts are quota share reinsurance agreements on the business underwritten by our MGAs. These expenses are expected to grow proportionately with written premium and increase as the quota share percentage contractually increases.

Sales expense

Sales expense includes costs related to the sales and servicing of a policy, primarily broker expense, cost of sales, promotion expense and travel and entertainment expenses. Cost of sales includes postage, document costs, payment processing fees, emergency roadside service costs and other variable costs associated with the sale and servicing of a policy. Broker expense is the compensation paid to our agent partners and national broker partners when an insurance policy is written through a broker relationship. Promotion expense includes various expenses related to branding, events, advertising, marketing, and acquisition. Sales expenses, in general, are expensed as incurred and will likely increase as we continue to grow. Broker expense and cost of sales will likely track with written premium growth, while promotion expense and travel and entertainment expense will decrease as a percent of revenue over the long term.

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

Change in fair value of warrant liabilities

Our warrants are accounted for as liabilities in accordance with Accounting Standards Codification ("ASC") Topic 815, Derivatives and Hedging and are measured at fair value each reporting period, with changes in fair value recognized as non-operating income (expense). In general, under the fair value accounting model, as our stock price increases, the warrant liability increases, and we recognize additional expense in our Condensed Consolidated Statements of Operations. As our stock price decreases, the warrant liability decreases, and we recognize additional income in our Condensed Consolidated Statements of Operations.

Income tax expense

The Hagerty Group is taxed as a pass-through ownership structure under provisions of the Internal Revenue Code ("IRC") and a similar section of state income tax law, except for Hagerty Re and various foreign subsidiaries. Any taxable income or loss generated by The Hagerty Group is passed through to and included in the taxable income or loss of Hagerty Group Unit Holders, including Hagerty, Inc. Hagerty, Inc. is taxed as a corporation and pays corporate federal, state, and local taxes with respect to income allocated from The Hagerty Group.

Results of Operations

Three Months Ended June 30, 2022 compared to the Three Months Ended June 30, 2021

The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021, and the dollar and percentage change between the two periods:

	Three months ended June 30,
	2022	2021	$ Change	% Change

REVENUES:	in thousands (except percentages)
Commission and fee revenue	$95,506	$83,443	$12,063	14.5%
Earned premium	94,100	70,437	23,663	33.6%
Membership and other revenue	16,411	13,529	2,882	21.3%
Total revenues	206,017	167,409	38,608	23.1%
OPERATING EXPENSES:
Salaries and benefits	53,271	41,698	11,573	27.8%
Ceding commission	45,255	33,678	11,577	34.4%
Losses and loss adjustment expenses	38,620	29,152	9,468	32.5%
Sales expense	37,455	28,360	9,095	32.1%
General and administrative services	20,729	15,222	5,507	36.2%
Depreciation and amortization	8,300	5,025	3,275	65.2%
Total operating expenses	203,630	153,135	50,495	33.0%
OPERATING INCOME (LOSS)	2,387	14,274	(11,887)	(83.3)%
Change in fair value of warrant liabilities	(5,400)	—	(5,400)	(100.0)%
Interest and other income (expense)	(353)	(187)	(166)	(88.8)%
INCOME (LOSS) BEFORE INCOME TAX EXPENSE	(3,366)	14,087	(17,453)	(123.9)%
Income tax expense	(2,138)	(1,584)	(554)	(35.0)%
Income (loss) on equity method investment, net of tax	(39)	—	(39)	(100.0)%
NET INCOME (LOSS)	$(5,543)	$12,503	$(18,046)	(144.3)%

Revenue

Commission and fee revenue

Commission and fee revenue was $95.5 million for the three months ended June 30, 2022, an increase of $12.1 million, or 14.5%, compared to 2021, consisting of an increase of $10.8 million in revenue from renewal policies and an increase of $1.3 million in revenue from new policies. The increase in revenue from renewal policies was primarily related to a 4.3% increase in renewal policy premiums as well as continued strong retention.

Commission and fee revenue from agent sources increased $6.6 million, or 14.8% and commission and fee revenue from direct sources increased $5.5 million, or 14.0% during the three months ended June 30, 2022. Commission rates, generating commission revenue, vary based on geography but do not differ by distribution channel (i.e., whether they are direct-sourced or agent-sourced).

We experienced consistent underlying growth across all geographic areas in which the Company operates. Our commission and fee revenue from the U.S. increased $10.7 million, or 14.2%, commission and fee revenue from Canada increased $1.2 million, or 17.1%, and commission and fee revenue from the U.K. increased $0.2 million, or 14.5% compared to the three months ended June 30, 2022.

CUC growth of 12.1% was below commission and fee growth of 15.1% as not all premium is subject to CUC.

Earned premium

Earned premium revenue was $94.1 million for the three months ended June 30, 2022, an increase of $23.7 million, or 33.6%, compared to 2021. Underlying growth added approximately $21.3 million to earned premium revenue and the increase in U.S. quota share percentage added approximately $2.3 million to earned premium during the three months ended June 30, 2022. This increase in earned premium generally correlates with an increase in written premiums assumed by us of $31.0 million from $108.6 million for the three months ended June 30, 2021 to $139.6 million for the three months ended June 30, 2022.

Membership and other revenue

Membership and other revenue was $16.4 million for the three months ended June 30, 2022, an increase of $2.9 million, or 21.3%, compared to 2021. Membership fee revenue was $11.1 million for the three months ended June 30, 2022, an increase of $1.2 million, or 11.6%, compared 2021, which was primarily attributable to the increase in the issuance of new policies bundled with an HDC membership, as well as an increase in storage income related to our Hagerty Garage + Social locations. For the three months ended June 30, 2022, membership fees were 67.8% of the Membership and other revenue total.

Other revenue was $5.3 million for the three months ended June 30, 2022, an increase of $1.7 million, or 48.7%, compared to 2021, primarily due to newly acquired events, resulting in increases of $0.7 million and $0.6 million in sponsorship income and admission income, respectively, for the three months ended June 30, 2022 compared to 2021. Other revenue includes sponsorship, admission, advertising, valuation and registration income and accounts for 32.2% of the Membership and other revenue total.

Costs and Expenses

Salaries and benefits

Salaries and benefits expenses were $53.3 million for the three months ended June 30, 2022, an increase of $11.6 million, or 27.8%, compared to 2021. The increase was primarily attributable to a net increase of over 200 employees in our sales, member services, technology and distribution units, an increase of approximately 15% year over year. Headcount increased to support current and anticipated growth, such as the additions of several new large national insurance partnerships and our continued development of new systems and digital transformation technology investments, as well as several acquisitions primarily in the event and lifestyle business.

Ceding commission

Ceding commission expense was $45.3 million for the three months ended June 30, 2022, an increase of $11.6 million, or 34.4%, compared to 2021. The increase was primarily attributable to an increase in our U.S. quota share percentage from 60% in 2021 to 70% in 2022, which accounted for $8.9 million of the increase, as well as higher U.S. premium volume ceded to Hagerty Re from our insurance carrier partner, which added approximately $1.3 million.

The following table presents the amount of premiums ceded and the quota share percentages for the three months ended June 30, 2022 and 2021:

	U.S.	Canada	U.K.	Total

	in thousands (except percentages)
	Three months ended June 30, 2022
Subject premium	$185,636	$21,523	$3,070	$210,229
Quota share percentage	70.0%	35.0%	70.0%	66.4%
Assumed premium in Hagerty Re	$129,946	$7,533	$2,149	$139,628
Net ceding commission	$42,410	$1,841	$1,004	$45,255

	Three months ended June 30, 2021
Subject premium	$169,416	$18,118	$1,072	$188,606
Quota share percentage	60.0%	35.0%	60.0%	57.6%
Assumed premium in Hagerty Re	$101,650	$6,341	$643	$108,634
Net ceding commission	$32,168	$1,439	$71	$33,678

In the U.S., the increase in premiums assumed in Hagerty Re during the three months ended June 30, 2022 compared to 2021 was primarily due to Hagerty Re’s U.S. quota share increasing from 60% in 2021 to 70% in 2022, which accounted for $18.6 million of the overall $31.0 million increase, as well as consistent underlying growth in premiums assumed.

Losses and loss adjustment expenses

Losses and loss adjustment expenses was $38.6 million for the three months ended June 30, 2022, an increase of $9.5 million, or 32.5%, compared to 2021. The increase was primarily driven by higher premium volume ceded to Hagerty Re from our insurance carrier partners. The loss ratio, including catastrophe losses, was 41.0% and 41.4% for the three months ended June 30, 2022 and 2021, respectively.

Sales expense

Sales expense was $37.5 million for the three months ended June 30, 2022, an increase of $9.1 million, or 32.1%, compared to 2021. The increase was primarily due to a $5.2 million increase in travel and promotion costs related to newly acquired events and increased advertising, a $2.2 million increase in broker expense which has driven additional premium volume across our agent distribution channel and a $0.7 million increase in roadside costs from our towing provider.

General and administrative services

General and administrative services expenses were $20.7 million for the three months ended June 30, 2022, an increase of $5.5 million, or 36.2%, compared to 2021, which was primarily driven by a $2.9 million increase in expenses related to operating as a public company, a $0.9 million increase in consulting services related to the continued scaling of our digital assets and a $0.6 million increase in software subscription licenses.

Depreciation and amortization

Depreciation and amortization expense was $8.3 million for the three months ended June 30, 2022, an increase of $3.3 million, or 65.2%, compared to 2021. The increase was primarily attributable to a higher base of capital assets from our digital platform development investment. Amortization on these capital assets increased by $2.4 million.

Change in fair value of warrant liabilities

During the three months ended June 30, 2022, the change in fair value of warrant liabilities was a loss of $5.4 million, which represents the net change in valuation of our warrant liabilities during the three months ended June 30, 2022. We did not have warrants as of June 30, 2021. Refer to Note 8 — Fair Value Measurements and Note 13 — Warrant Liabilities in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information with respect to our warrants.

Income tax expense

Income tax expense was $2.1 million for the three months ended June 30, 2022, an increase of $0.6 million, or 35.0%, compared to 2021. The increase in income tax expense for the three months ended June 30, 2022 compared to 2021 was primarily due to an increase in net income before income tax expense of $2.8 million within Hagerty Re, which is taxed as a corporation. Refer to Note 15 — Taxation in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information with respect to items affecting our effective tax rate.

Six Months Ended June 30, 2022 compared to the Six Months Ended June 30, 2021

The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021, and the dollar and percentage change between the two periods:

	Six months ended June 30,
	2022	2021	$ Change	% Change

REVENUES:	in thousands (except percentages)
Commission and fee revenue	$157,967	$137,816	$20,151	14.6%
Earned premium	183,232	133,671	49,561	37.1%
Membership and other revenue	32,629	25,122	7,507	29.9%
Total revenues	373,828	296,609	77,219	26.0%
OPERATING EXPENSES:
Salaries and benefits	99,747	79,847	19,900	24.9%
Ceding commission	87,633	64,067	23,566	36.8%
Losses and loss adjustment expenses	75,539	55,345	20,194	36.5%
Sales expense	65,892	48,712	17,180	35.3%
General and administrative services	40,187	30,064	10,123	33.7%
Depreciation and amortization	15,447	9,396	6,051	64.4%
Total operating expenses	384,445	287,431	97,014	33.8%
OPERATING INCOME (LOSS)	(10,617)	9,178	(19,795)	(215.7)%
Change in fair value of warrant liabilities	26,286	—	26,286	100.0%
Interest and other income (expense)	(1,037)	(624)	(413)	(66.2)%
INCOME (LOSS) BEFORE INCOME TAX EXPENSE	14,632	8,554	6,078	71.1%
Income tax expense	(4,168)	(2,902)	(1,266)	(43.6)%
Income (loss) on equity method investment, net of tax	(141)	—	(141)	(100.0)%
NET INCOME (LOSS)	$10,323	$5,652	$4,671	82.6%

Revenue

Commission and fee revenue

Commission and fee revenue was $158.0 million for the six months ended June 30, 2022, an increase of $20.2 million, or 14.6%, compared to 2021, consisting of an increase of $20.4 million in revenue from renewal policies, partially offset by a decrease of $0.2 million in revenue from new policies. The increase in revenue from renewal policies was primarily related to a 4.2% increase in renewal policy premiums as well as continued strong retention. The decrease in revenue from new policies is primarily driven by lower new business count for the six months ended June 30, 2022 compared to 2021. The increase in renewal policy premiums for the six months ended June 30, 2022 compared to 2021 is due in part by inflation impacting the appreciation of vehicle values, partially offset by a reduction in new business count due to a more robust resale market from those higher valuations.

Commission and fee revenue from agent sources increased $10.9 million, or 14.8% and commission and fee revenue from direct sources increased $9.2 million, or 14.4% during the six months ended June 30, 2022. Commission rates, generating commission revenue, vary based on geography but do not differ by distribution channel (i.e., whether they are direct-sourced or agent-sourced).

During the six months ended June 30, 2022, we experienced consistent underlying growth across all geographic areas in which the Company operates. Our commission and fee revenue from the U.S. increased $18.3 million, or 14.4%, commission and fee revenue from Canada increased $1.6 million, or 18.0% and commission and fee revenue from U.K. increased $0.3 million, or 16.5%, compared to the six months ended June 30, 2021.

CUC growth of 11.6% was below commission and fee growth of 15.5% as not all premium is subject to CUC.

Earned premium

Earned premium revenue was $183.2 million for the six months ended June 30, 2022, an increase of $49.6 million, or 37.1%, compared to 2021. Underlying growth added approximately $41.6 million to earned premium revenue and the increase in U.S. quota share percentage added approximately $8.0 million to earned premium during the six months ended June 30, 2022. This increase in earned premium generally correlates with an increase in written premiums assumed by us of $56.0 million from $181.2 million for the six months ended June 30, 2021 to $237.3 million for the six months ended June 30, 2022.

Membership and other revenue

Membership and other revenue was $32.6 million for the six months ended June 30, 2022, an increase of $7.5 million, or 29.9%, compared to 2021. Membership fee revenue was $21.4 million for the six months ended June 30, 2022, an increase of $1.8 million, or 9.1%, compared 2021, which was primarily attributable to the increase in the issuance of new policies bundled with an HDC membership as well as an increase in storage income related to our Hagerty Garage + Social locations. For the six months ended June 30, 2022, membership fees were 65.7% of the Membership and other revenue total.

Other revenue was $11.2 million for the six months ended June 30, 2022, an increase of $5.7 million, or 104.5%, compared to 2021, primarily due to newly acquired events, resulting in increases of $2.4 million and $2.0 million in sponsorship income and admission income, respectively, for the six months ended June 30, 2022 compared to 2021. Other revenue includes sponsorship, admission, advertising, valuation and registration income and accounts for 34.3% of the Membership and other revenue total.

Costs and Expenses

Salaries and benefits

Salaries and benefits expenses were $99.7 million for the six months ended June 30, 2022, an increase of $19.9 million, or 24.9%, compared to 2021. The increase was primarily attributable to a net increase of over 200 employees in our sales, member services, technology and distribution units, an increase of approximately 15% year over year. Headcount increased to support current and anticipated growth, such as the additions of several new large national insurance partnerships and our continued development of new systems and digital transformation technology investments, as well as several acquisitions primarily in the event and lifestyle business.

Ceding commission

Ceding commission expense was $87.6 million for the six months ended June 30, 2022, an increase of $23.6 million, or 36.8%, compared to 2021. The increase was primarily attributable to an increase in our U.S. quota share percentage from 60% in 2021 to 70% in 2022, which accounted for $15.3 million of the increase, as well as higher U.S. premium volume ceded to Hagerty Re from our insurance carrier partner, which added approximately $6.2 million.

The following table presents the amount of premiums ceded and the quota share percentages for the six months ended June 30, 2022 and 2021:

	U.S.	Canada	U.K.	Total

	in thousands (except percentages)
	Six months ended June 30, 2022
Subject premium	$320,382	$27,279	$4,914	$352,575
Quota share percentage	70.0%	35.0%	70.0%	67.3%
Assumed premium in Hagerty Re	$224,268	$9,548	$3,440	$237,256
Net ceding commission	$82,816	$3,331	$1,486	$87,633

	Six months ended June 30, 2021
Subject premium	$287,557	$23,032	$1,072	$311,661
Quota share percentage	60.0%	35.0%	60.0%	58.2%
Assumed premium in Hagerty Re	$172,534	$8,061	$643	$181,238
Net ceding commission	$61,255	$2,741	$71	$64,067

In the U.S., the increase in premiums assumed in Hagerty Re during the six months ended June 30, 2022 compared to 2021 was primarily due to Hagerty Re’s U.S. quota share increasing from 60% in 2021 to 70% in 2022, which accounted for $32.0 million of the overall $56.0 million increase. In the U.K., the increase in premiums assumed in Hagerty Re from June 30, 2021 to June 30, 2022 was primarily due to the entry into the U.K. reinsurance agreement, which became effective during the first quarter of 2021. Lastly, we experienced consistent underlying growth in premiums assumed across all geographic areas in which the Company operates.

Losses and loss adjustment expenses

Losses and loss adjustment expenses was $75.5 million for the six months ended June 30, 2022, an increase of $20.2 million, or 36.5%, compared to 2021. The increase was primarily driven by higher premium volume ceded to Hagerty Re from our insurance carrier partners. The loss ratio, including catastrophe losses, was 41.2% and 41.4% for the six months ended June 30, 2022 and 2021, respectively.

Sales expense

Sales expense was $65.9 million for the six months ended June 30, 2022, an increase of $17.2 million, or 35.3%, compared to 2021. The increase was primarily due to a $10.3 million increase in travel and promotion costs related to newly acquired events and increased advertising, a $3.7 million increase in broker expense which has driven additional premium volume across our agent distribution channel and a $1.5 million increase in roadside costs from our towing provider.

General and administrative services

General and administrative services expenses were $40.2 million for the six months ended June 30, 2022, an increase of $10.1 million, or 33.7%, compared to 2021, which was primarily driven by a $4.7 million increase in expenses related to operating as a public company, a $2.7 million increase in consulting services related to the continued scaling of our digital assets and a $1.4 million increase in software subscription licenses.

Depreciation and amortization

Depreciation and amortization expense was $15.4 million for the six months ended June 30, 2022, an increase of $6.1 million, or 64.4%, compared to 2021. The increase was primarily attributable to a higher base of capital assets from our digital platform development investment. Amortization on these capital assets increased by $4.6 million.

Change in fair value of warrant liabilities

During the six months ended June 30, 2022, the change in fair value of warrant liabilities was a gain of $26.3 million, which represents the net change in valuation of our warrant liabilities during the six months ended June 30, 2022. We did not have warrants as of June 30, 2021. Refer to Note 8 — Fair Value Measurements and Note 13 — Warrant Liabilities in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information with respect to our warrants.

Income tax expense

Income tax expense was $4.2 million for the six months ended June 30, 2022, an increase of $1.3 million, or 43.6%, compared to 2021. The increase in income tax expense for the six months ended June 30, 2022 compared to 2021 was primarily due to an increase in net income before income tax expense of $6.0 million within Hagerty Re, which is taxed as a corporation. Refer to Note 15 — Taxation in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information with respect to items affecting our effective tax rate.

Liquidity and Capital Resources

Maintaining a strong balance sheet and capital position is a top priority for us. We manage liquidity globally and across all operating subsidiaries, making use of our working capital, equity proceeds from the Business Combination, and our Credit Facility (as defined below) when needed.

Future Sources and Uses of Liquidity

Our sources of liquidity are our (1) cash on hand, (2) net working capital, (3) cash flows from operations and (4) our Credit Facility. Based on our current expectations, we believe that these sources of liquidity will be sufficient to meet our needs for at least the next 12 months.

We expect that our primary liquidity needs will include cash used to (1) facilitate the underlying growth of our business, (2) pay operating expenses, including cash compensation to our employees, (3) fund the growth of our membership and Hagerty Marketplace initiatives, (4) pay interest and principal due on borrowings under our Credit Agreement (as defined below), (5) pay income taxes and (6) make payments under the Tax Receivable Agreement.

Capital and Dividend Restrictions

Through our reinsurance subsidiary, Hagerty Re, we reinsure the same personal lines risks that are underwritten by our affiliated MGA subsidiaries on behalf of our insurance carrier partners. Our reinsurance operations are self-funded primarily through existing capital and net cash flows from operations. As of June 30, 2022, Hagerty Re had approximately $291.5 million in Cash and cash equivalents and Restricted cash and cash equivalents. Our MGA operations are financed primarily through the commissions and fees received from our insurance carrier partners and, if necessary, proceeds from our existing Credit Facility. Our membership-related subsidiaries finance their operations from the sale of HDC Membership subscriptions, as well as proceeds, if necessary, from our existing Credit Facility.

We, and particularly Hagerty Re, pay close attention to the underlying underwriting and reserving risks by monitoring the pricing and loss development of the underlying business written through its affiliated MGAs. Additionally, Hagerty Re seeks to minimize its investment risk by investing in low yield cash, money market accounts and investment grade municipal securities.

Capital Restrictions

In Bermuda, Hagerty Re is subject to the BSCR administered by the BMA. No regulatory action is taken by the BMA if an insurer’s capital and surplus is equal to or in excess of their enhanced capital requirement as determined by the BSCR model. In addition, the BMA has established a target capital level for each insurer which is 120% of the enhanced capital requirement. To ensure compliance with BSCR standards, Hagerty Re's target is 130% of the enhanced capital requirement. As of June 30, 2022, Hagerty Re's actual performance relative to the enhanced capital requirement was in excess of 120%.

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

Comparative Cash Flows

The following table summarizes our cash flow data for the six months ended June 30, 2022 and 2021:

	Six months ended June 30,
	2022	2021	$ Change	% Change

	in thousands (except percentages)
Net Cash Provided by Operating Activities	$59,925	$68,074	$(8,149)	(12.0)%
Net Cash Used in Investing Activities	(53,161)	(35,169)	(17,992)	(51.2)%
Net Cash Used in Financing Activities	$(48,500)	$13,344	$(61,844)	(463.5)%

Operating Activities

Cash provided by operating activities primarily consists of net income (loss) adjusted for non-cash items and changes in working capital balances.

Net cash provided by operating activities is presented below:

	Six months ended June 30,
	2022	2021	$ Change	% Change

	in thousands (except percentages)
Net income (loss)	$10,323	$5,652	$4,671	82.6%
Non-cash adjustments to net income (loss)	(3,389)	14,446	(17,835)	(123.5)%
Changes in operating assets and liabilities	52,991	47,976	5,015	10.5%
Net Cash Provided by Operating Activities	$59,925	$68,074	$(8,149)	(12.0)%

Net cash provided by operating activities for the six months ended June 30, 2022 was $59.9 million, a decrease of $8.1 million, or 12.0% compared to 2021. The decrease in net cash provided by operating activities was primarily due a $2.4 million increase in pre-revenue costs related to scaling our infrastructure, newly-developed digital platforms and legacy systems, human resources and occupancy to accommodate our alliance with State Farm and other potential distribution partnerships as well as to further develop our Hagerty Marketplace transactional platform. Additionally, increased operating costs was driven by a $3.3 million increase in digital advertising spend as well as a $1.7 million increase in professional services related to operating as a public company.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2022 increased $18.0 million compared to 2021. We invested approximately $21.5 million in property, equipment and software (excluding acquisitions) which was primarily driven by internally developed software, an increase of $2.5 million compared to the same period in 2021. Additionally, we had payments related to acquisitions, net of cash acquired, totaling $13.5 million during the six months ended June 30, 2022, an increase of $4.8 million compared to 2021. Lastly, we invested approximately $15.3 million as an equity method investment and joint venture with Broad Arrow. For additional information regarding our 2022 acquisitions and equity method investments, refer to Note 5 — Acquisitions and Investments in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Financing Activities

Cash used in financing activities for the six months ended June 30, 2022 increased $61.8 million compared to 2021, primarily due to a decrease in outstanding debt under our Credit Facility. There were total net cash outflows of $48.5 million related to our Credit Facility during the six months ended June 30, 2022, compared to $18.0 million of cash inflows during the six months ended June 30, 2021.

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

The Credit Facility borrowings are collateralized by our assets, except for the assets of our U.K., Bermuda and German subsidiaries as well as the assets of Hagerty Events, LLC and the non-wholly owned subsidiaries of MHH.

Under the Credit Agreement, we are required, among other things, to meet certain financial covenants, including a fixed charge coverage ratio and a leverage ratio. We were in compliance with these covenants as of June 30, 2022.

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

The purpose of the interest rate swap agreement is to fix the interest rate on a portion of our existing variable rate debt in order to reduce exposure to interest rate fluctuations. Under such agreements, we pay the counterparty interest at a fixed rate. In exchange, the counterparty pays us interest at a variable rate, adjusted quarterly and based on LIBOR or the alternative replacement of LIBOR. The amount exchanged is calculated based on the notional amount. The significant inputs, primarily the LIBOR forward curve, used to determine the fair value are considered Level 2 observable market inputs. We monitor the credit and nonperformance risk associated with its counterparty and believes the risk to be insignificant and not warranting a credit adjustment at June 30, 2022.

In December 2020, we entered into a 5-year interest rate swap agreement with an original notional amount of $35.0 million at a fixed swap rate of 0.78%. This interest rate swap matures in December 2023.

In March 2017, we entered into an interest rate swap agreement with an original notional amount of $15.0 million at a fixed swap rate of 2.20%. This interest rate swap matured in March 2022.

Tax Receivable Agreement

Hagerty, Inc. expects to have adequate capital resources to meet the requirements and obligations under the Tax Receivable Agreement entered into with the Legacy Unit Holders on December 2, 2021 that provides for the payment by Hagerty, Inc. to the Legacy Unit Holders of 85% of the amount of cash savings, if any, under U.S. federal, state and local income tax or franchise tax realized as a result of (1) any increase in tax basis of Hagerty, Inc.'s assets resulting from (a) purchase of Hagerty Group Units from any of the Legacy Unit Holders using the net proceeds from any future offering, (b) redemptions or exchanges by the Legacy Unit Holders of Class V Common Stock and Hagerty Group Units for shares of Class A Common Stock or (c) payments under the Tax Receivable Agreement and (2) tax benefits related to imputed interest deemed arising as a result of payments made under the Tax Receivable Agreement.

Legacy Unit Holders may, subject to certain conditions and transfer restrictions described above, redeem or exchange their Class V Common Stock and Hagerty Group Units for shares of Class A Common Stock of Hagerty, Inc. on a one-for-one basis. The Hagerty Group made an election under Section 754 of the IRC of 1986, as amended, and the regulations thereunder effective for each taxable year in which a redemption or exchange of Class V Common Stock and Hagerty Group Units for shares of Class A Common Stock occurs, which is expected to result in increases to the tax basis of the assets of The Hagerty Group at the time of a redemption or exchange of Hagerty Group Units. The redemptions and exchanges are expected to result in increases in the tax basis of the tangible and intangible assets of The Hagerty Group. These increases in tax basis may reduce the amount of tax that Hagerty, Inc. would otherwise be required to pay in the future. This payment obligation as a part of the Tax Receivable Agreement is an obligation of Hagerty, Inc. and not of The Hagerty Group. For purposes of the Tax Receivable Agreement, the cash tax savings in income tax will be computed by comparing the actual income tax liability of Hagerty, Inc. (calculated with certain assumptions) to the amount of such taxes that Hagerty, Inc. would have been required to pay had there been no increase to the tax basis of the assets of The Hagerty Group as a result of the redemptions or exchanges and had Hagerty, Inc. not entered into the Tax Receivable Agreement. Estimating the amount of payments that may be made under the Tax Receivable Agreement is by nature imprecise, insofar as the calculation of amounts payable depends on a variety of factors.

Contractual Obligations

The following table summarizes the significant contractual obligations and other commitments as of June 30, 2022:

	Total	2022	2023	2024	2025	2026	Thereafter

	in thousands
Debt	$87,000	$—	$—	$—	$—	$87,000	$—
Interest payments	956	137	273	273	273	—	—
Operating leases	99,230	4,921	9,676	9,536	9,455	8,985	56,657
Purchase commitments	16,941	7,634	5,459	3,848	—	—	—
Total	$204,127	$12,692	$15,408	$13,657	$9,728	$95,985	$56,657

Interest payments excludes variable rate debt interest payments and commitment fees related to our Credit Facility.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet financing arrangements as of June 30, 2022.

Critical Accounting Policies and Estimates

Our unaudited Condensed Consolidated Financial Statements are prepared in accordance with GAAP, which require management to make certain estimates and apply judgment. Estimates and judgments are based on historical experience, current trends and other factors that management believes to be important at the time the unaudited Condensed Consolidated Financial Statements are prepared. On a regular basis, we review our accounting policies and how they are applied and disclosed in the unaudited Condensed Consolidated Financial Statements. These accounting policies, among others, may involve a high degree of complexity and judgment on the part of management. Further, these estimates and other factors could have significant adverse impact to our financial condition, results of operations and cash flows. We evaluate our significant estimates on an ongoing basis and base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from those estimates.

Our accounting policies are set forth in Note 1 — Summary of Significant Accounting Policies and New Accounting Standards to Consolidated Financial Statements contained in the Company’s 2021 Annual Report on Form 10-K. We include herein certain updates to those policies.

Redeemable Non-Controlling Interest

As of December 31, 2021, redeemable non-controlling interest represented the economic interests of Legacy Unit Holders. Income or loss is attributed to the redeemable non-controlling interest based on the weighted average ownership of the Hagerty Group Units outstanding during the period held by Legacy Unit Holders. In connection with the Business Combination, Hagerty, Inc. entered into an Exchange Agreement with the Legacy Unit Holders. The Exchange Agreement permitted the Legacy Unit Holders to exchange Class V Common Stock and associated Hagerty Group Units for an equivalent amount of Class A Common Stock, or at the option of the Company, for cash. Because the Company has the option to redeem the non-controlling interest for cash and the Company is controlled by the Legacy Unit Holders through their voting control, the non-controlling interest was considered redeemable outside the Company's control. The redeemable non-controlling interest was measured at the greater of the initial fair value or the redemption value and was required to be presented as temporary equity on our Condensed Consolidated Balance Sheets.

The Exchange Agreement was amended as of March 23, 2022. As a result of this amendment, the redeemable non-controlling interest held by the Legacy Unit Holders outstanding was recorded as non-controlling interest and presented as permanent equity on our Condensed Consolidated Balance Sheets. Refer to Note 11 — Members' and Stockholders' Equity, in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information.

New Accounting Standards

New accounting standards are described in Note 1 — Summary of Significant Accounting Policies and New Accounting Standards, in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Seasonality and Quarterly Results

	2021
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)

	in thousands
Commission and fee revenue	$54,373	$83,443	$76,188	$57,567
Earned premium	63,234	70,437	78,700	83,453
Membership and other revenue	11,593	13,529	13,198	13,364
Total revenues	$129,200	$167,409	$168,086	$154,384

Total operating expenses	134,296	153,135	166,328	175,390
Operating income (loss)	$(5,096)	$14,274	$1,758	$(21,006)

Net income (loss)	$(6,850)	$12,503	$(548)	$(66,459)

	2022
	First Quarter (2)	Second Quarter (3)	Third Quarter	Fourth Quarter

	in thousands
Commission and fee revenue	$62,461	$95,506	N/A	N/A
Earned premium	89,132	94,100	N/A	N/A
Membership and other revenue	16,218	16,411	N/A	N/A
Total revenues	$167,811	$206,017	N/A	N/A

Total operating expenses	180,815	203,630	N/A	N/A
Operating income (loss)	$(13,004)	$2,387	N/A	N/A

Net income (loss)	$15,866	$(5,543)	N/A	N/A

(1) The fourth quarter 2021 net loss of $66.5 million is primarily due to a change in fair value of warrant liabilities expense of $42.5 million that was recognized as a non-operating expense, as well as approximately $13.3 million, which consisted primarily of accelerated vesting of incentive plans related to the Business Combination.
(2) The first quarter 2022 net income of $15.9 million is primarily due to a decrease in the fair value of warrant liabilities, which generated a gain of $31.7 million that was recognized as non-operating income.
(3) The second quarter 2022 net loss of $5.5 million is primarily due to an increase in the fair value of warrant liabilities, which generated a loss of $5.4 million that was recognized as a non-operating expense.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2022 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms specified by the SEC.

Changes in Internal Controls Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to our Risk Factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks that we currently do not know about or currently view as immaterial may also materially adversely affect our business, financial condition, or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

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

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith.
32.1#	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.
32.2#	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL).

*	The schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
#	This certification is deemed not filed for purpose of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

Signatures

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 10, 2022.

HAGERTY, INC.

By:	/s/ McKeel O Hagerty
McKeel O Hagerty
Chief Executive Officer

HAGERTY, INC.

By:	/s/ Frederick J. Turcotte
Frederick J. Turcotte
Chief Financial Officer