Form 10-Q
period 2022-09-30
Hagerty, Inc.
filed 2022-11-10
CIK 1840776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The registrant had 83,202,969 shares of Class A Common Stock outstanding and 251,033,906 shares of Class V Common Stock outstanding as of October 21, 2022.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, as well as information included in oral statements or other written statements made by us, contain statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, products, services, and technology offerings, market conditions, growth and trends, expansion plans and opportunities, and our objectives for future operations are forward-looking statements. Forward-looking statements can be identified by words such as "anticipate," "believe," "envision," "estimate," "expect," "intend," "may," "plan," "predict," "project," "target," "potential," "will," "would," "could," "should," "continue," "ongoing," "contemplate," and other similar expressions, although not all forward-looking statements contain these identifying words.

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2021. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

Factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements include, among other things, our ability to:

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

You should not rely on forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, performance, or events and circumstances reflected in the forward-looking statements will occur. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the effect of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Report. We undertake no obligation to update any of these forward-looking statements for any reason after the date of this Quarterly Report on Form 10-Q or to conform these statements to actual results or revised expectations.

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports, are available free of charge on our website, investor.hagerty.com, under the heading "Financials" immediately after they are filed with, or furnished to, the SEC. We use our investor relations website, investor.hagerty.com, as a means of disclosing information which may be of interest or material to our investors and for complying with disclosure obligations under Regulation FD. Accordingly, investors should monitor our investor relations website, in addition to following our press releases, SEC filings, public conference calls, webcasts, and social media channels. Information contained on or accessible through, including any reports available on, our website or social media channels is not a part of, and is not incorporated by reference into, this Quarterly Report on Form 10-Q or any other report or document we file with the SEC. Any reference to our website in this Form 10-Q is intended to be an inactive textual reference only.

Unless the context requires otherwise, the terms "we", "our", "us", "Hagerty", "HGTY", and the "Company" as used in this Quarterly Report on Form 10-Q refer to Hagerty, Inc., formerly known as Aldel Financial Inc. ("Aldel"), and our consolidated subsidiaries, including The Hagerty Group, LLC ("The Hagerty Group").

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

Hagerty Group Units A unit of economic interest of The Hagerty Group.

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

Legacy Unit Holders Exchange Agreement An agreement between the Company, HHC and Markel. Under the Legacy Unit Holders Exchange Agreement, HHC and Markel (as defined below) have the right to exchange their Hagerty Group Units and Class V Common Stock for, at the option of the Company, Class A Common Stock or cash. The Legacy Unit Holders Exchange Agreement was amended and restated on March 23, 2022.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Hagerty, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

REVENUE:	in thousands (except per share/unit amounts)
Commission and fee revenue	$85,457	$76,188	$243,424	$214,004
Earned premium	107,487	78,699	290,719	212,370
Membership, marketplace and other revenue	23,813	13,198	56,442	38,320
Total revenue	216,757	168,085	590,585	464,694
OPERATING EXPENSES:
Salaries and benefits	50,120	42,287	149,867	122,134
Ceding commission	50,415	37,195	138,048	101,262
Losses and loss adjustment expenses	60,605	32,298	136,144	87,643
Sales expense	44,097	32,098	109,989	80,810
General and administrative services	23,853	16,563	64,040	46,627
Depreciation and amortization	8,890	5,886	24,337	15,282
Total operating expenses	237,980	166,327	622,425	453,758
OPERATING INCOME (LOSS)	(21,223)	1,758	(31,840)	10,936
Change in fair value of warrant liabilities	11,583	—	37,869	—
Revaluation gain on previously held equity method investment	34,735	—	34,735	—
Interest and other income (expense)	662	(417)	(375)	(1,041)
INCOME (LOSS) BEFORE INCOME TAX EXPENSE	25,757	1,341	40,389	9,895
Income tax benefit (expense)	91	(1,888)	(4,077)	(4,790)
Income (loss) from equity method investment, net of tax	(1,535)	—	(1,676)	—
NET INCOME (LOSS)	24,313	(547)	34,636	5,105
Net loss (income) attributable to non-controlling interest	(9,599)	68	2,049	204
NET INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	$14,714	$(479)	$36,685	$5,309

Earnings (loss) per share of Class A Common Stock
Basic	$0.18	N/A	$0.44	N/A
Diluted	$0.07	N/A	$0.03	N/A

Weighted-average shares of Class A Common Stock outstanding:
Basic	82,816	N/A	82,569	N/A
Diluted	336,768	N/A	335,392	N/A

Earnings (loss) per Members' Unit
Basic and diluted	N/A	$(4.79)	N/A	$53.09

Weighted-average units outstanding:
Basic and diluted	N/A	100	N/A	100

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
See Note 17 for Related-Party Transactions disclosure.

Hagerty, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

	in thousands
Net income (loss)	$24,313	$(547)	$34,636	$5,105
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(2,173)	(812)	(2,921)	(626)
Derivative instruments	987	69	2,920	677
Other comprehensive income (loss)	(1,186)	(743)	(1)	51
Comprehensive income (loss)	23,127	(1,290)	34,635	5,156
Comprehensive loss (income) attributable to non-controlling interest	(9,599)	68	2,049	204
Comprehensive income (loss) attributable to controlling interest	$13,528	$(1,222)	$36,684	$5,360

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
See Note 17 for Related-Party Transactions disclosure.

Hagerty, Inc.
Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2022	December 31, 2021

ASSETS	in thousands (except share amounts)
Current Assets:
Cash and cash equivalents	$180,417	$275,332
Restricted cash and cash equivalents	435,916	328,640
Accounts receivable	69,730	46,729
Premiums receivable	135,293	75,297
Commission receivable	48,213	57,596
Prepaid expenses and other current assets	47,428	30,155
Notes receivable	22,390	—
Deferred acquisition costs, net	114,172	81,535
Total current assets	1,053,559	895,284
Property and equipment, net	28,142	28,363
Long-Term Assets:
Prepaid expenses and other non-current assets	39,110	30,565
Notes receivable	7,347	—
Intangible assets, net	101,536	76,171
Goodwill	115,031	11,488
Total long-term assets	263,024	118,224
TOTAL ASSETS	$1,344,725	$1,041,871
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$26,374	$9,084
Losses payable and provision for unpaid losses and loss adjustment expenses	162,925	109,351
Unearned premiums	249,823	175,199
Commissions payable	81,712	60,603
Due to insurers	98,189	58,031
Advanced premiums	24,113	13,867
Accrued expenses	48,167	46,074
Contract liabilities	27,830	21,723
Other current liabilities	1,404	1,886
Total current liabilities	720,537	495,818
Long-Term Liabilities:
Accrued expenses	9,167	13,166
Contract liabilities	18,833	19,667
Long-term debt	136,000	135,500
Deferred tax liability	13,546	10,510
Warrant liabilities	49,591	89,366
Other long-term liabilities	7,292	7,043
Total long-term liabilities	234,429	275,252
TOTAL LIABILITIES	$954,966	$771,070
		(continued)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
See Note 17 for Related-Party Transactions disclosure.

Hagerty, Inc.
Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2022	December 31, 2021

	in thousands (except share amounts)
Commitments and Contingencies (Note 18)
Redeemable non-controlling interest (Note 12)	$—	$593,277
STOCKHOLDERS' / MEMBERS' EQUITY
Preferred stock, $0.0001 par value (20,000,000 shares authorized, no shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively)	—	—
Class A common stock, $0.0001 par value (500,000,000 shares authorized, 83,202,969 and 82,327,466 issued and outstanding as of September 30, 2022 and December 31, 2021, respectively)	8	8
Class V common stock, $0.0001 par value (300,000,000 authorized, 251,033,906 shares issued and outstanding as of September 30, 2022 and December 31, 2021)	25	25
Additional paid-in capital	546,393	160,189
Accumulated earnings (deficit)	(445,590)	(482,276)
Accumulated other comprehensive income (loss)	(1,728)	(1,727)
Total stockholders' / members' equity (deficit)	99,108	(323,781)
Non-controlling interest	290,651	1,305
Total equity (Note 12)	389,759	(322,476)
TOTAL LIABILITIES AND EQUITY	$1,344,725	$1,041,871
		(concluded)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
See Note 17 for Related-Party Transactions disclosure.

Hagerty, Inc.
Condensed Consolidated Statements of Changes in Members' and Stockholders' Equity (Unaudited)

	Members' Equity	Class A Common Stock		Class V Common Stock		Additional Paid in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' / Members' Equity	Non-controlling Interest	Total Equity	Redeemable Non-controlling Interest
in thousands		Shares	Amount	Shares	Amount
Balance at December 31, 2021	$—	82,327	$8	251,034	$25	$160,189	$(482,276)	$(1,727)	$(323,781)	$1,305	$(322,476)	$593,277
Net income (loss) before exchange agreement amendment	—	—	—	—	—	—	(3,679)	—	(3,679)	(172)	(3,851)	(11,205)
Other comprehensive income (loss) before exchange agreement amendment		—	—	—	—	—	—	1,657	1,657	—	1,657	—
Exercise of warrants	—	125	—	—	—	1,906	—	—	1,906	—	1,906	—
Redemption value adjustment for redeemable non-controlling interest	—	—	—	—	—	(162,095)	(1,398,325)	—	(1,560,420)	—	(1,560,420)	1,560,418
Removal of the redeemable feature of the non-controlling interest	—	—	—	—	—	528,615	1,398,325	—	1,926,940	215,550	2,142,490	(2,142,490)
Net income (loss) subsequent to exchange agreement amendment	—	—	—	—	—	—	31,187	—	31,187	(264)	30,923	—
Other comprehensive income (loss) subsequent to exchange agreement amendment	—	—	—	—	—	—	—	162	162	—	162	—
Balance at March 31, 2022	$—	82,452	$8	251,034	$25	$528,615	$(454,768)	$92	$73,972	$216,419	$290,391	$—
Net income (loss)	—	—	—	—	—	—	(5,536)	—	(5,536)	(7)	(5,543)	—
Other comprehensive income (loss)	—	—	—	—	—	—	—	(634)	(634)	—	(634)	—
Stock-based compensation	—	—	—	—	—	4,307	—	—	4,307	—	4,307	—
Non-controlling interest issued capital	—	—	—	—	—	—	—	—	—	1,000	1,000	—
Balance at June 30, 2022	$—	82,452	$8	251,034	$25	$532,922	$(460,304)	$(542)	$72,109	$217,412	$289,521	$—
Net income (loss)	—	—	—	—	—	—	14,714	—	14,714	9,599	24,313	—
Other comprehensive income (loss)	—	—	—	—	—	—	—	(1,186)	(1,186)	—	(1,186)	—
Restricted stock issued	—	37	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	3,858	—	—	3,858	—	3,858	—
Broad Arrow acquisition	—	714	—	—	—	9,613	—	—	9,613	63,640	73,253	—
Balance at September 30, 2022	$—	83,203	$8	251,034	$25	$546,393	$(445,590)	$(1,728)	$99,108	$290,651	$389,759	$—

Hagerty, Inc.
Condensed Consolidated Statements of Changes in Members' and Stockholders' Equity (Unaudited)

	Members' Equity	Class A Common Stock		Class V Common Stock		Additional Paid in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' / Members' Equity	Non-controlling Interest	Total Equity	Redeemable Non-controlling Interest
in thousands		Shares	Amount	Shares	Amount
Balance at December 31, 2020	$62,320	—	$—	—	$—	$—	$56,832	$(1,954)	$117,198	$123	$117,321	$—
Net income (loss)	—	—	—	—	—	—	(6,806)	—	(6,806)	(45)	(6,851)	—
Other comprehensive income (loss)	—	—	—	—	—	—	—	1,006	1,006	—	1,006	—
Balance at March 31, 2021	$62,320	—	$—	—	$—	$—	$50,026	$(948)	$111,398	$78	$111,476	$—
Net income (loss)	—	—	—	—	—	—	12,594	—	12,594	(91)	12,503	—
Other comprehensive income (loss)	—	—	—	—	—	—	—	(212)	(212)	—	(212)	—
Distributions	(4,056)	—	—	—	—	—		—	(4,056)	—	(4,056)	—
Non-controlling interest issued capital	—	—	—	—	—	—	—	—	—	400	400	—
Balance at June 30, 2021	$58,264	—	$—	—	$—	$—	$62,620	$(1,160)	$119,724	$387	$120,111	$—
Net income (loss)	—	—	—	—	—	—	(479)	—	(479)	(68)	(547)	—
Other comprehensive income (loss)	—	—	—	—	—	—	—	(743)	(743)	—	(743)	—
Non-controlling interest issued capital	—	—	—	—	—	—	—	—	—	100	100	—
Balance at September 30, 2021	$58,264	—	$—	—	$—	$—	$62,141	$(1,903)	$118,502	$419	$118,921	$—

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
See Note 17 for Related-Party Transactions disclosure.

Hagerty, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended September 30,
	2022	2021

OPERATING ACTIVITIES:	in thousands
Net income (loss)	$34,636	$5,105
Adjustments to reconcile net income (loss) to net cash from operating activities:
Change in fair value of warrant liabilities	(37,869)	—
Loss on equity method investment	1,676	—
Revaluation gain on previously held equity method investment	(34,735)	—
Depreciation and amortization expense	24,337	15,282
Provision for deferred taxes	3,373	3,901
Loss on disposals of equipment, software and other assets	1,131	2,319
Stock-based compensation expense	8,165	—
Other	242	163
Changes in operating assets and liabilities:
Accounts receivable	(21,122)	(16,548)
Premiums receivable	(59,995)	(54,051)
Commission receivable	9,364	9,584
Prepaid expenses and other assets	(16,294)	(16,302)
Deferred acquisition costs	(32,637)	(30,865)
Accounts payable	16,842	(1,812)
Losses payable and provision for unpaid losses and loss adjustment expenses	53,574	26,623
Unearned premiums	74,624	67,041
Commissions payable	21,109	22,443
Due to insurers	40,876	36,589
Advanced premiums	10,363	7,625
Accrued expenses	(4,801)	2,946
Contract liabilities	(9)	4,560
Other current liabilities	713	756
Net Cash Provided by Operating Activities	93,563	85,359
INVESTING ACTIVITIES:
Purchases of property, equipment and software	(33,429)	(31,163)
Acquisitions, net of cash acquired	(12,715)	(11,345)
Purchase of previously held equity method investment	(15,250)	—
Issuance of note receivable to previously held equity investment	(7,000)	—
Issuance of notes receivable	(8,391)	—
Purchase of fixed income securities	(2,448)	(12,433)
Maturities of fixed income securities	1,216	1,206
Other investing activities	(1,662)	(26)
Net Cash Used in Investing Activities	$(79,679)	$(53,761)
		(continued)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
See Note 17 for Related-Party Transactions disclosure.

Hagerty, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended September 30,
	2022	2021

FINANCING ACTIVITIES:	in thousands
Payments on long-term debt	$(90,500)	$(18,000)
Proceeds from long-term debt	91,000	67,500
Contribution from non-controlling interest	1,000	500
Payments on notes payable	(1,000)	(1,000)
Distributions	—	(4,056)
Net Cash Provided by Financing Activities	500	44,944
Effect of exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	(2,023)	(196)

Change in cash and cash equivalents and restricted cash and cash equivalents	12,361	76,346
Beginning cash and cash equivalents and restricted cash and cash equivalents	603,972	299,078
Ending cash and cash equivalents and restricted cash and cash equivalents	$616,333	$375,424

NON-CASH INVESTING ACTIVITIES:
Purchase of property and equipment and software	$4,137	$5,789
Broad Arrow acquisition	$73,253	$—
Other acquisitions	$7,500	$3,763

CASH PAID FOR:
Interest	$2,965	$1,636
Income taxes	$5,253	$2,200
		(concluded)

The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents as presented for the nine months ended September 30, 2022 and 2021:

	2022	2021

	in thousands
Cash and cash equivalents	$180,417	$47,879
Restricted cash and cash equivalents	435,916	327,545
Total cash and cash equivalents and restricted cash and cash equivalents on the Condensed Consolidated Statements of Cash Flows	$616,333	$375,424

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
See Note 17 for Related-Party Transactions disclosure.

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

The Company operates several entities which collectively support Hagerty's revenue streams. Hagerty earns commission and fee revenue for the distribution and servicing of classic automobile and boat insurance policies written through personal and commercial lines agency agreements with multiple insurance carriers in the United States ("U.S."), Canada and the United Kingdom ("U.K.").

Reinsurance premiums are earned in Hagerty Reinsurance Limited ("Hagerty Re") which is registered as a Class 3A reinsurer under the Bermuda Insurance Act 1978. Hagerty Re solely reinsures the classic auto and marine risks written through Hagerty's Managing General Agency ("MGA") entities in the U.S., Canada and the U.K.

•The business produced by the U.S. MGAs is written by Essentia Insurance Company ("Essentia") and reinsured with its affiliate, Evanston Insurance Company ("Evanston"). In turn, Hagerty Re assumes premiums through a quota share agreement with Evanston. Essentia and Evanston are wholly owned subsidiaries of Markel Corporation ("Markel"), which is a related party. Refer to Note 17 — Related-Party Transactions for additional information.
•The business produced by the Canadian MGA is written by Aviva Canada Inc. ("Aviva"), through Aviva's Canadian subsidiary, Elite Insurance Company ("Elite"). In turn, Hagerty Re assumes premiums through a quota share agreement with Elite.
•In 2021, Hagerty Re entered into a reinsurance agreement with Markel International Insurance Company Limited to reinsure classic auto risks produced by Hagerty's U.K. MGA. In connection with this new agreement, Hagerty Re purchased reinsurance to limit its liability to £1,000,000 per claim, as U.K. law requires unlimited liability coverage. Markel International Insurance Company Limited is a subsidiary of Markel, which is a related party. Refer to Note 17 — Related-Party Transactions for additional information.

The Company earns subscription revenue through membership offerings and other automotive services sold to policyholders and classic vehicle enthusiasts. Membership offerings include, but are not limited to, private label roadside assistance, digital and linear video content, an award-winning magazine, valuation services, exclusive events and automotive third-party discounts. The Company owns and operates collector vehicle events, including the Amelia and Greenwich Concours d'Elegance, earning revenue through ticket sales and sponsorships. The Company also operates Hagerty Garage + Social, a network of world-class vehicle storage and exclusive social club facilities for classic, collector and exotic cars owners. The Company owns and operates Hagerty Marketplace, which offers services for buying, selling and financing collector vehicles through classified listings, auctions and facilitating private sales.

In August 2022, the Company acquired the remaining 60% outstanding equity interest of Broad Arrow Group, Inc., and its consolidated subsidiaries ("Broad Arrow"). The acquisition will enable the Company to further leverage respective product offerings under Hagerty Marketplace. Refer to Note 6 — Acquisitions and Investments for additional information.

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

The financial statements reflect all normal recurring adjustments and accruals that are, in the opinion of management, necessary for a fair statement of financial position and results of operations for the interim periods presented. Interim financial statements do not include all of the information and notes required by GAAP for annual consolidated financial statements. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

Principles of Consolidation — The Company's Condensed Consolidated Financial Statements contain the accounts of Hagerty and its majority-owned or controlled subsidiaries. As of September 30, 2022, the Company had economic ownership of 24.5% of The Hagerty Group. In addition, Member Hubs Holding, LLC ("MHH"), which operates as Hagerty Garage + Social, is an 80% owned subsidiary of The Hagerty Group. The Company consolidates these entities under the voting interest method guidance in accordance with Accounting Standards Codification ("ASC") Topic 810, Consolidations ("ASC 810"). Non-controlling interest is presented separately on the Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Income (Loss), Condensed Consolidated Balance Sheets, and Condensed Consolidated Statements of Changes in Members' and Stockholders' Equity.

Prior to August 2022, the Company owned approximately 40% of the outstanding equity interest of Broad Arrow and accounted for it as an equity method investment. Subsequent to the acquisition of the remaining 60% outstanding equity interest of Broad Arrow in August 2022, Broad Arrow became a wholly-owned subsidiary of the Company and as a result, is consolidated in accordance with ASC 810.

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
•The Hagerty Group is larger as compared to Aldel based on assets, revenue and earnings.

Unless otherwise indicated or the context otherwise requires, "Hagerty" and "the Company" refer to the business and operations of The Hagerty Group and its consolidated subsidiaries prior to the Business Combination and to Hagerty, Inc. and its consolidated subsidiaries, including The Hagerty Group, following the consummation of the Business Combination.

Refer to Note 5 — Business Combination for additional information.

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

Use of Estimates — The preparation of the Company's Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenue and expenses during the reporting period. Although the estimates are considered reasonable, actual results could materially differ from those estimates.

The most significant estimates that are susceptible to notable change in the near-term relate to the provision for unpaid losses and loss adjustment expenses, including incurred but not reported, ("IBNR"), the change in fair value of warrant liabilities and payments due under the Tax Receivable Agreement ("TRA"). Although some variability is inherent in these estimates, the Company believes that the current estimates are reasonable in all material respects. These estimates are reviewed regularly and adjusted, as necessary. Adjustments related to changes in estimates are reflected in the Company’s results of operations in the period for which those estimates changed.

Segment Information — The Company has one operating segment and one reportable segment. The Company’s Chief Operating Decision Maker ("CODM") is the Chief Executive Officer ("CEO"), who makes resource allocation decisions and assesses performance based on financial information presented on a consolidated basis. The Company’s management approach is to utilize an internally developed strategic decision making framework with its members at the center of all decisions, which requires the CODM to have a consolidated view of the operations so that decisions can be made in the best interest of Hagerty and its members.

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

Notes Receivable — Notes receivable, net of an allowance for loan losses, includes amounts due on term loans secured by collector vehicles. The allowance for loan losses is estimated based upon historical experience, the impact of current economic conditions on the collateral value, knowledge about the client's financial standing and other factors and is evaluated periodically. Term loans are recorded on the date the loan is made based on the loan amount in the agreement. Term loans normally have an initial maturity of one year with an option to renew for an additional year, and accrue interest based on the stated rate in the loan agreement. As a result, the valuation of collector vehicles is inherently subjective, and the realizable value of collector vehicles often fluctuates over time. Refer to Note 4 — Notes Receivable for additional information.

Equity Method Investments — The Company applies the equity method of accounting to 20% to 50% owned investments where Hagerty exercises significant influence, in accordance with ASC Topic 323 Investments—Equity Method and Joint Ventures.

Warrant Liabilities — The Company accounts for its outstanding warrants in accordance with ASC Topic 815 Derivatives and Hedging ("ASC 815"). The warrants do not meet the criteria for equity treatment and as such, the Company recorded at fair value as a non-cash liability. This liability is subject to remeasurement each reporting period and utilizes a Monte Carlo simulation model to value the warrants. The change in the fair value of the warrants is recognized in the Condensed Consolidated Statements of Operations each reporting period. Refer to Note 14 — Warrant Liabilities for additional information.

Income Taxes — The Hagerty Group is taxed as a pass-through ownership structure under provisions of the Internal Revenue Code ("IRC") and a similar section of state income tax law, except Hagerty Re, Broad Arrow and various foreign subsidiaries. Any taxable income or loss generated by The Hagerty Group is passed through to and included in the taxable income or loss of all holders of limited liability units in The Hagerty Group ("Hagerty Group Units"), which includes Hagerty, Inc. Hagerty, Inc. is taxed as a corporation and pays corporate federal, state and local taxes with respect to income allocated from The Hagerty Group. Hagerty, Inc., Hagerty Re, Broad Arrow and various foreign subsidiaries are treated as taxable entities and income taxes are provided where applicable. Refer to Note 16 — Taxation for additional information.

Where applicable, income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax-credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Condensed Consolidated Statements of Operations in the period that includes the enactment date.

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

Tax Receivable Agreement Liability — In connection with the Business Combination, Hagerty, Inc. entered into a TRA with HHC and Markel (together the "Legacy Unit Holders"). The TRA provides for payment to the Legacy Unit Holders of 85% of the U.S. federal, state and local income tax savings realized by Hagerty, Inc. as a result of the increases in tax basis and certain other tax benefits as outlined in the Business Combination Agreement upon the exchange of Hagerty Group Units and Class V Common Stock of the Company for Class A Common Stock of the Company or cash. The Hagerty Group will have in effect an election under Section 754 of the IRC effective for each taxable year in which an exchange of Hagerty Group Units occurs. The remaining 15% cash tax savings resulting from the basis adjustments will be retained by Hagerty, Inc.

In general, cash tax savings result in a year when the tax liability of Hagerty, Inc. for the year, computed without regard to the deductions attributable to the amortization of the basis increase and other deductions that arise in connection with the payment of the cash consideration under the TRA or the exchange of Hagerty Group Units and Class V Common Stock for Class A Common Stock, would be more than the tax liability for the year taking into account such deductions. Payments under the TRA will not be due until the Company produces taxable income and the resulting cash tax liability is reduced by deducting the amortization of the basis increase on a filed tax return. The payments under the TRA are expected to be substantial. The estimated value of the TRA is recorded in "Other long-term liabilities" on the Condensed Consolidated Balance Sheets.

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
•At the Closing, Hagerty, Inc. recorded 85% of the estimated realizable tax benefit as an increase to the liability due under the TRA, which is recorded within "Other long-term liabilities", with a decrease to "Additional paid-in capital" on the Condensed Consolidated Balance Sheets. The remaining 15% of the estimated realizable tax benefit will be retained by Hagerty, Inc.

All of the effects of changes in any of the estimates after the date of the redemption or exchange will be recorded within "Interest and other income (expense)" in the Condensed Consolidated Statements of Operations.

Non-controlling Interest — Hagerty, Inc. is the sole managing member of The Hagerty Group and, as a result, consolidates the financial results of The Hagerty Group. Hagerty, Inc. reports a non-controlling interest representing the economic interest in The Hagerty Group held by other unit holders of The Hagerty Group. Additionally, non-controlling interest represents the portion of economic ownership of MHH that is not owned or controlled by The Hagerty Group. Hagerty, Inc. consolidates its ownership of The Hagerty Group and MHH under the voting interest method.

Redeemable Non-controlling Interest — In connection with the Business Combination, Hagerty, Inc. entered into an exchange agreement with the Legacy Unit Holders ("Legacy Unit Holders Exchange Agreement"). The Legacy Unit Holders Exchange Agreement permitted the Legacy Unit Holders to exchange Class V Common Stock and associated Hagerty Group Units for an equivalent amount of Class A Common Stock or, at the option of the Company, for cash. Because the Company had the option to redeem the non-controlling interest for cash and the Company is controlled by the Legacy Unit Holders through their voting control, the non-controlling interest was considered redeemable as the redemption was considered outside the Company's control. Redeemable non-controlling interest represented the economic interests of the Legacy Unit Holders. Income or loss was attributed to the redeemable non-controlling interest based on the weighted average ownership of the Hagerty Group Units outstanding during the period held by the Legacy Unit Holders. The redeemable non-controlling interest was measured at the greater of the initial fair value or the redemption value and was required to be presented as temporary equity on the Condensed Consolidated Balance Sheets as of December 31, 2021.

On March 23, 2022, the Legacy Unit Holders Exchange Agreement was amended to revise the option for the Company to settle the exchange of Class V Common Stock and associated Hagerty Group Units in cash. Under the terms of the amendment, a cash exchange is only allowable in the event that net cash proceeds are received from a new permanent equity offering. As a result of the amendment, the redeemable non-controlling interest was accreted to its redemption value as of March 23, 2022 and subsequently removed from temporary equity and recorded to equity as non-controlling interest.

Earnings Per Share — Hagerty calculates basic and dilutive earnings per share ("EPS") in accordance with ASC Topic 260 Earnings Per Share ("ASC 260"). Basic earnings per share is computed by dividing Net income (loss) attributable to controlling interest by the weighted-average number of shares of Class A Common Stock outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities were exercised, resulting in the issuance of shares of Class A Common Stock that would then share in the earnings of Hagerty, Inc. In periods in which the Company reports a net loss available to stockholders, diluted net loss per share available to stockholders would be equal to basic net loss per share available to stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

Stock-Based Compensation — Hagerty issues restricted stock units and performance restricted stock units under the 2021 Equity Incentive Plan. The grant date fair value for restricted stock units is determined based on the closing price of the Company's common stock on the business day prior to grant. Hagerty uses a Monte Carlo simulation model to estimate the fair value of performance restricted stock units. Stock-based compensation expense is recognized over the applicable requisite service period of the award, generally using the straight-line method. Forfeitures are recorded as they occur. Refer to Note 15 — Stock-Based Compensation for additional information.

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

As a result of adopting this ASU on January 1, 2021, the Company applied the guidance of ASC Topic 926, Entertainment – Films for the original content the Company self-produces and where the intellectual property is owned by the Company. For content the Company produces, the costs associated with production, including development costs, direct costs and production overhead are capitalized and amortized over the estimated useful life of the asset. The adoption of the ASU had a $3.3 million impact on the Company’s Condensed Consolidated Financial Statements through December 31, 2021.

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

Recent Accounting Guidance Not Yet Adopted

Leases — In February 2016, the FASB issued ASU 2016-02, Leases ("ASC 842"), which supersedes the lease requirements in ASC Topic 840, Leases ("ASC 840"). This guidance increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the Condensed Consolidated Balance Sheets. The guidance requires disclosure to enable users of the Condensed Consolidated Financial Statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The transition to ASU No. 2016-02 requires the recognition and measurement of leases at the beginning of the earliest period presented using a modified retrospective approach. In June 2020, the FASB issued ASU No. 2020-05, Effective Dates for Certain Entities, which deferred the effective date for nonpublic entities and emerging growth companies that had not yet adopted the original ASU. Under the amended guidance, the leasing standard will be effective for the Company’s fiscal year beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022, with early adoption permitted. The Company is an emerging growth company and has elected to adopt ASC 842 with its 2022 Annual Financial Statements. The Company is currently evaluating the effect of adoption of these standards on the Company's Condensed Consolidated Financial Statements and related disclosures and expects to record a material right-of-use asset and liability on the Condensed Consolidated Balance Sheets related to the Company's operating leases. Upon adoption, the Company expects to elect the package of practical expedients, which, among other things, does not require the Company to reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs. The Company will continue to finalize the implementation of new processes and the assessment of the impact of this adoption on the Company's Condensed Consolidated Financial Statements and related disclosures.

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

2 — Revenue

In August 2022, the Company acquired the remaining 60% outstanding equity interest of Broad Arrow. Revenue from Broad Arrow, which offers services for buying, selling and financing collector cars, primarily through auctions and facilitating private sales is recognized at the time of sale pursuant to ASC Topic 606, Revenue from Contracts with Customers. Revenue related to Broad Arrow is recognized in Membership, marketplace and other revenue within the Condensed Consolidated Statements of Operations. Refer to Note 6 — Acquisitions and Investments for additional information.

Disaggregation of Revenue — The following table presents Hagerty's revenue by distribution channel offering, as well as a reconciliation to total revenue for the three and nine months ended September 30, 2022 and 2021:

	Agent	Direct	Total

	in thousands
	Three months ended September 30, 2022
Commission and fee revenue	$37,998	$33,031	$71,029
Contingent commission	7,937	6,491	14,428
Membership revenue	—	11,375	11,375
Marketplace and other revenue	—	12,438	12,438
Total revenue from customer contracts	$45,935	$63,335	$109,270
Earned premium recognized under ASC 944			107,487
Total revenue			$216,757

	Three months ended September 30, 2021
Commission and fee revenue	$32,895	$28,491	$61,386
Contingent commission	7,106	7,696	14,802
Membership revenue	—	10,411	10,411
Marketplace and other revenue	—	2,787	2,787
Total revenue from customer contracts	$40,001	$49,385	$89,386
Earned premium recognized under ASC 944			78,699
Total revenue			$168,085

	Agent	Direct	Total

	in thousands
	Nine months ended September 30, 2022
Commission and fee revenue	$104,390	$91,183	$195,573
Contingent commission	26,169	21,682	47,851
Membership revenue	—	32,824	32,824
Marketplace and other revenue	—	23,618	23,618
Total revenue from customer contracts	$130,559	$169,307	$299,866
Earned premium recognized under ASC 944			290,719
Total revenue			$590,585

	Nine months ended September 30, 2021
Commission and fee revenue	$90,450	$78,797	$169,247
Contingent commission	23,264	21,493	44,757
Membership revenue	—	29,965	29,965
Marketplace and other revenue	—	8,355	8,355
Total revenue from customer contracts	$113,714	$138,610	$252,324
Earned premium recognized under ASC 944			212,370
Total revenue			$464,694

The following table presents Hagerty's revenue disaggregated by geographic area, as well as a reconciliation to total revenue for the three and nine months ended September 30, 2022 and 2021:

	U.S.	Canada	Europe	Total

	in thousands
	Three months ended September 30, 2022
Commission and fee revenue	$63,941	$5,940	$1,148	$71,029
Contingent commission	14,491	—	(63)	14,428
Membership revenue	10,538	837	—	11,375
Marketplace and other revenue	11,740	227	471	12,438
Total revenue from customer contracts	$100,710	$7,004	$1,556	$109,270
Earned premium recognized under ASC 944				107,487
Total revenue				$216,757

	Three months ended September 30, 2021
Commission and fee revenue	$54,919	$5,293	$1,174	$61,386
Contingent commission	15,134	(373)	41	14,802
Membership revenue	9,664	747	—	10,411
Marketplace and other revenue	2,322	101	364	2,787
Total revenue from customer contracts	$82,039	$5,768	$1,579	$89,386
Earned premium recognized under ASC 944				78,699
Total revenue				$168,085

	U.S.	Canada	Europe	Total

	in thousands
	Nine months ended September 30, 2022
Commission and fee revenue	$176,011	$16,214	$3,348	$195,573
Contingent commission	47,757	—	94	47,851
Membership revenue	30,317	2,507	—	32,824
Marketplace and other revenue	21,806	697	1,115	23,618
Total revenue from customer contracts	$275,891	$19,418	$4,557	$299,866
Earned premium recognized under ASC 944				290,719
Total revenue				$590,585

	Nine months ended September 30, 2021
Commission and fee revenue	$152,134	$13,983	$3,130	$169,247
Contingent commission	45,003	(355)	109	44,757
Membership revenue	27,843	2,122	—	29,965
Marketplace and other revenue	7,121	172	1,062	8,355
Total revenue from customer contracts	$232,101	$15,922	$4,301	$252,324
Earned premium recognized under ASC 944				212,370
Total revenue				$464,694

Earned Premium — The following table presents Hagerty Re's total premiums assumed and the change in unearned premiums for the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

	in thousands
Underwriting income:
Premiums assumed	$136,187	$103,359	$373,442	$284,598
Reinsurance premiums ceded	(1,268)	—	(10,958)	(8,465)
Net premiums assumed	134,919	103,359	362,484	276,133
Change in unearned premiums	(25,229)	(22,741)	(74,624)	(67,041)
Change in deferred reinsurance premiums	(2,203)	(1,919)	2,859	3,278
Net premiums earned	$107,487	$78,699	$290,719	$212,370

Contract Assets and Liabilities — The following table is a summary of the Company's contract assets and liabilities for the periods specified below. Contract assets are classified as "Commission receivable", and liabilities are classified as "Contract liabilities" within current and non-current liabilities on the Condensed Consolidated Balance Sheets.

	September 30, 2022	December 31, 2021

	in thousands
Contract assets	$48,213	$57,596
Contract liabilities	$46,663	$41,390

Contract assets consist of contingent underwriting commission ("CUC") receivables, which are earned throughout the year and received in the first quarter of the following year. As such, the Commission receivable balance is generally smallest in the first quarter, and grows throughout the year as additional CUC receivables are accrued.

Contract liabilities consist of cash collected in advance of revenue recognition, which primarily includes HDC membership and the State Farm advanced commission (refer to Note 17 — Related-Party Transactions for additional information).

3 — Prepaid Expenses and Other Assets

The following table is a summary of current and long-term prepaid expenses and other assets as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021

	in thousands
Prepaid sales, general and administrative expenses	$18,788	$18,004
Prepaid SaaS implementation costs	18,217	16,318
Fixed income investments	11,094	10,785
Reinsurance recoverable (1)	8,100	—
Contract costs	4,978	4,160
Media content	4,833	3,335
Deferred reinsurance premiums ceded	3,169	310
Other (2)	17,359	7,808
Prepaid expenses and other assets	$86,538	$60,720

(1) Reinsurance recoverable represents recoverable losses in excess of $10.0 million related to Hurricane Ian. Refer to Note 8 — Provision for Unpaid Losses and Loss Adjustment Expenses for additional information.
(2) As of September 30, 2022, other assets primarily includes $4.0 million of other investments, $3.5 million of fair value of interest rate swap, $2.8 million of taxes receivable, $2.5 million of collector vehicle investments and $1.1 million of deferred financing costs.

4 — Notes Receivable

In August 2022, the Company acquired the remaining outstanding equity interest in Broad Arrow. Broad Arrow makes term loans secured by collector cars, primarily to high net worth clients and businesses. Term loans primarily have an initial maturity of one year with an option to renew for an additional year, and typically carry a variable market rate of interest. As these loans typically mature in one year, the carrying value of the loans approximates fair value.

In estimating the realizable value of collector cars pledged as collateral for loans, we consider the current and expected future value based on our expertise in the collector car market.

As of September 30, 2022, the net notes receivable balance of Broad Arrow was $29.7 million, of which $22.4 million was classified within current assets and $7.3 million was classified within long-term assets on our Condensed Consolidated Balance Sheets. The classification of a loan as current or non-current takes into account the contractual maturity date of the loan, as well as the likelihood of renewing the loan on or before its contractual maturity date.

Broad Arrow aims to mitigate the risk associated with a potential devaluation in collateral by targeting a maximum loan-to-value ("LTV") ratio of 65% (i.e., the principal loan amount divided by the estimated collateral value).

The Company believes that the quality of the collateral and the creditworthiness of the borrower are the critical credit quality indicators for the secured loans made by Broad Arrow. Key factors in assessing the quality of the collateral include year, make, model, mileage, history, and in the case of classic cars provenance, quality of restoration (if applicable), and originality of body, chassis and mechanical components, and comparable market transaction values. These factors help determine the value of the collateral in calculating the LTV ratio. The creditworthiness of the borrower is based on their financial and credit history.

The table below provides the aggregate LTV ratio for the Broad Arrow loan portfolio as of September 30, 2022:

September 30, 2022

in thousands
Secured loans	$29,737
Estimate of collateral value	$62,457
Aggregate LTV ratio	48%

Broad Arrow considers a loan to be past due when interest payments are not paid within 10 days of the monthly due date, or if principal payments are not paid by the contractual maturity date. There were no past due loans as of September 30, 2022.

A loan is considered to be impaired when we determine that it is probable that a portion of the principal and interest owed by the borrower will not be recovered after taking into account the estimated realizable value of the collateral securing the loan, as well as the ability of the borrower to repay any shortfall between the value of the collateral and the amount of the loan. The determination of whether a specific loan is impaired, and the amount of any required allowance, is based on the facts available to management and is reevaluated and adjusted as additional facts become known. If a loan is considered to be impaired, finance revenue is no longer recognized and steps are taken to restructure or take possession of the collateral, if necessary, bad debt expense is recorded for any principal or accrued interest that is deemed uncollectible. As of September 30, 2022, there were no impaired Broad Arrow loans outstanding.

Allowance for Loan Losses

The Company has no history of past due loans and does not believe there is a risk of loan loss based on criteria of clients served, no known adverse client developments and the sustained economic value of the collector cars used as collateral. Therefore, as of September 30, 2022, there is no allowance for loan losses recorded.

5 — Business Combination

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

Immediately after giving effect to the Business Combination, there were 82,327,466 shares of Hagerty Class A Common Stock outstanding, 251,033,906 shares of Hagerty Class V Common Stock outstanding and 20,005,550 warrants outstanding which can be converted on a one-for-one basis to Class A Common Stock. Refer to Note 14 — Warrant Liabilities for additional information on the Company's warrants.

Following the Closing, the Company is organized as a C corporation and owns an equity interest in The Hagerty Group in what is commonly known as an "Up-C" structure in which substantially all of the assets and liabilities of the Company are held by The Hagerty Group.

In connection with the Business Combination, the Company incurred direct and incremental costs of approximately $41.9 million, consisting of primarily investment banking, insurance and professional fees, of which $32.6 million were recorded as a reduction of "Additional-paid-in-capital" within the Condensed Consolidated Balance Sheets.

In connection with the Business Combination, Hagerty, Inc. entered into the TRA with the Legacy Unit Holders. The TRA provides for payment to the Legacy Unit Holders of 85% of the U.S. federal, state and local income tax savings realized by Hagerty, Inc. as a result of the increases in tax basis and certain other tax benefits related to the transactions contemplated under the Business Combination Agreement upon the exchange of Hagerty Group Units and Class V Common Stock for Class A Common Stock and Hagerty Group Units or cash. Refer to Note 16 — Taxation for additional information related to the TRA.

The following table is a summary of the cash inflows and outflows related to the Business Combination:

Business Combination
in thousands
Cash in trust, net of redemptions	$85,811
Cash, PIPE	703,850
Less: transaction costs and advisory fees	(41,859)
Less: cash consideration to HHC at Closing	(489,661)
Net cash received from Business Combination	$258,141

6 — Acquisitions and Investments

Broad Arrow Acquisition

In January 2022, Hagerty entered into a joint venture with Broad Arrow, pursuant to which Hagerty invested $15.3 million in exchange for equity ownership of approximately 40% of Broad Arrow. The Company followed equity method accounting for its investment in Broad Arrow with the carrying amount included within "Equity method investments" on the Condensed Consolidated Balance Sheets as of June 30, 2022 and the Company's share of income (loss) within "Income (loss) from equity method investment, net of tax" on the Condensed Consolidated Statements of Operations.

In August 2022, the Company acquired the remaining 60% outstanding equity interest of Broad Arrow from the former Broad Arrow shareholders (the "Contributors"), in exchange for equity consideration ("Broad Arrow Acquisition"). The equity consideration consisted of Class A Common Stock and Hagerty Group Units. The number of Class A Common Stock shares and Hagerty Group Units issued was calculated using a 20 day Volume Weighted Average Stock Price of Hagerty, Inc. prior to the closing date on August 16, 2022, pursuant to the Contribution and Exchange Agreement. The fair value of the purchase consideration of $73.3 million was calculated based on the Hagerty, Inc. stock price of $13.47 as of the closing date in accordance with ASC 820. As a result of the Broad Arrow Acquisition, the Company and Broad Arrow expect to further leverage their respective product offerings and continue to build Hagerty Marketplace.

Fair Value of Consideration Transferred

The Broad Arrow Acquisition will be accounted for as a business combination achieved in stages (step acquisition), in accordance with ASC 805-10-25. The following table summarizes the fair value of Broad Arrow as of the date of the Broad Arrow Acquisition (in thousands):

Total equity consideration	$73,253
Fair value of previously held equity interest in Broad Arrow (1)	48,309
Total consideration and value to be allocated to net assets	$121,562

(1) The Broad Arrow Acquisition is considered a step acquisition, and accordingly, the Company remeasured its pre-existing 40% equity interest in Broad Arrow immediately prior to completion of the acquisition to its estimated fair value of approximately $48.3 million. As a result of the remeasurement, the Company recorded a net gain of approximately $34.7 million within the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022, representing the excess of the approximate $48.3 million estimated fair value of its pre-existing 40% equity interest over its transaction date carrying value of approximately $13.6 million.

Allocation of Consideration Transferred

The acquisition of Broad Arrow was reflected in our Condensed Consolidated Financial Statements as a step acquisition and as such we remeasured our pre-existing 40% equity interest in Broad Arrow to fair value as discussed above. The fair value of our previously held equity interest immediately prior to the completion of the Broad Arrow Acquisition is derived from the Hagerty, Inc. stock price of $13.47 as of the closing date and thus represents a Level 1 measurement.

The fair values assigned to identifiable assets acquired and liabilities assumed are preliminary based on management's estimates and assumptions and could result in changes to the amounts recorded below. The Company expects to finalize the valuation as soon as practicable, but no longer than one year from the acquisition date, as permitted in accordance with ASC 805. The following table summarizes the preliminary purchase consideration and the purchase price allocation to fair values of the identifiable assets acquired and liabilities assumed as of the date of the Broad Arrow Acquisition:

Notes receivable (1)	$21,594
Intangible assets, net (2)	3,100
Other assets (3)	11,756
Other liabilities (4)	(13,449)
Total identifiable net assets acquired	23,001
Goodwill	98,561
Total consideration and value to be allocated to net assets	$121,562

(1) Broad Arrow makes term loans, particularly to high net worth clients and businesses, that are secured by collector vehicles. Refer to Note 4 — Notes Receivable for additional information with respect to the Notes receivable acquired.
(2) The fair value of identifiable intangible assets was a Level 3 measurement, estimated using significant assumptions that are not observable in the market through the use of a discounted cash flow model with inputs including discount rate and terminal growth rate as well as return on assets. Identifiable intangible assets include trade names of $3.1 million with a 5-year estimated useful life.
(3) Other assets includes $6.2 million of Prepaid expenses and other current assets, $2.8 million of cash acquired and $2.6 million of Accounts receivable.
(4) Other liabilities includes a $7.0 million Note payable, $5.3 million of Contract liabilities and $0.7 million of Accounts payable.

The excess of the purchase price over the aggregate estimated fair values of identifiable assets acquired and liabilities assumed was recorded as goodwill. The goodwill recognized is primarily a result of the expected enhancement of our Hagerty Marketplace business through Broad Arrow's various service offerings, including buying, selling and financing of collector vehicles through classified listings, auctions and facilitating private sales, as well as the assembled workforce of and various other factors. The Company recognized $0.8 million of acquisition related expenses associated with the Broad Arrow Acquisition in its Condensed Consolidated Statements of Operations for the nine months ended September 30, 2022.

The acquisition of Broad Arrow was not material to the Company's Condensed Consolidated Statements of Operations. Therefore, pro forma results of operations related to this acquisition have not been presented. As Broad Arrow is now a wholly-owned subsidiary of the Company, the Company now consolidates the results of Broad Arrow in accordance with ASC 810, and the financial results of Broad Arrow have been included within the Company's Condensed Consolidated Financial Statements since the acquisition date. The Company's Condensed Consolidated Statements of Operations include total revenue and income before taxes of approximately $5.9 million and $2.1 million, attributable to Broad Arrow since the acquisition date.

Speed Digital Acquisition

In April 2022, Hagerty acquired Speed Digital LLC ("Speed Digital") for a purchase price of $15.0 million. The Company paid $7.5 million at closing with an additional two annual installments of $3.75 million each to be paid in 2023 and 2024. Speed Digital was previously wholly owned indirectly by Robert Kauffman, a director on the Company's Board, who will receive 100% of the proceeds of the purchase price. Speed Digital operates a software as a service ("SaaS") business primarily serving collector car dealers and auction houses, and an advertising and content syndication platform, which includes Motorious.com. The Company acquired Speed Digital to enhance the Hagerty Marketplace business to establish relationships with their dealer partners and facilitate growth in Hagerty Marketplace products; augment the Company's automotive intelligence data; and allow Motorious.com to drive audience engagement, content distribution, and advertising revenue.

Other Acquisitions

Lastly, during the nine months ended September 30, 2022 and 2021, the Company completed various acquisitions, which had an aggregate purchase price of $3.5 million and $12.4 million, respectively.

7 — Goodwill and Intangible Assets

Goodwill

The following is a reconciliation of the changes in the Company's goodwill for the periods specified below:

	2022	2021

	in thousands
Goodwill as of January 1,	$11,488	$4,745
Goodwill resulting from acquisitions (1)	103,543	6,328
Goodwill as of September 30,	$115,031	$11,073

(1) Goodwill resulting from acquisitions for the nine months ended September 30, 2022 includes $98.6 million related to the Broad Arrow Acquisition. Refer to Note 6 — Acquisitions and Investments for additional information.

Intangible Assets

The cost and accumulated amortization of intangible assets as of September 30, 2022 and December 31, 2021 are as follows:

	Weighted Average Useful Life	September 30, 2022	December 31, 2021

		in thousands
Renewal rights	9.9	$17,184	$17,557
Internally developed software	3.1	105,367	76,865
Trade names and trademarks	14.3	12,541	5,004
Relationships and customer lists	15.6	10,426	5,652
Other	4.4	1,429	1,464
Intangible assets		146,947	106,542
Less: accumulated amortization		(45,411)	(30,371)
Intangible assets, net		$101,536	$76,171

Intangible asset amortization expense was $5.9 million and $3.5 million for the three months ended September 30, 2022 and 2021, respectively, and $15.4 million and $8.9 million for the nine months ended September 30, 2022 and 2021, respectively.

The estimated future aggregate amortization expense as of September 30, 2022 is as follows (in thousands):

2022	$6,154
2023	32,577
2024	24,534
2025	15,684
2026	3,766
Thereafter	18,821
Total	$101,536

8 — Provision for Unpaid Losses and Loss Adjustment Expenses

The following table presents a reconciliation of the beginning and ending provision for unpaid losses and loss adjustment expenses, net of amounts recoverable from reinsurers:

	Nine months ended September 30,
	2022	2021

	in thousands
Net unpaid losses and loss adjustment expenses, beginning of period	$74,869	$54,988
Incurred losses and loss adjustment expenses:
Current accident year	136,144	87,643
Prior accident year	—	—
Total incurred losses and loss adjustment expenses	136,144	87,643
Payments:
Current accident year	27,939	20,604
Prior accident year	27,759	18,403
Total payments	55,698	39,007
Effect of foreign currency rate changes	(490)	(33)
Net reserves for losses and loss adjustment expenses, end of period	154,825	103,591
Reinsurance recoverable	8,100	—
Gross reserves for losses and loss adjustment expenses, end of period	$162,925	$103,591

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

Current year incurred losses and loss adjustment expenses for the nine months ended September 30, 2022 included $10.0 million of estimated net losses related to Hurricane Ian. This amount is equal to the Company's retention under its catastrophe reinsurance program. Claims from Hurricane Ian, which made landfall on September 28, 2022, are still being reported. At this time, we are utilizing various loss estimation techniques to project ultimate losses from Hurricane Ian, including reviews of the modeled loss estimates that factor in third party industry loss estimates, detailed policy level reviews and direct contact with insureds and brokers. Importantly, any further losses above $10.0 million will be recoverable under the Company's catastrophe reinsurance program.

Additionally, the Company strengthened reserves for U.S. auto liability by $6.5 million for the 2022 accident year. Liability claims severity in this line has been increasing across the industry and the Company in 2022.

9 — Fair Value Measurements

Hagerty measures and discloses fair values in accordance with the provisions of ASC 820. The Company’s recurring significant fair value measurements primarily relate to interest rate swaps, warrant liabilities and fixed income investments. The Company uses valuation techniques based on inputs such as observable data, independent market data and/or unobservable data. Additionally, Hagerty makes assumptions in valuing its assets and liabilities, including assumptions about risk and the risks inherent in the inputs to the valuation techniques.

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

Recurring fair value measurements

Interest rate swaps

Interest rate swaps are determined to be Level 2 within the fair value hierarchy. The significant inputs, such as the Secured Overnight Financing Rate ("SOFR") forward curve, of interest rate swaps are considered observable market inputs. The Company monitors the credit and nonperformance risk associated with its counterparty and believes them to be insignificant. Refer to Note 11 — Interest Rate Swaps for additional information.

Warrant liabilities

The Company's 5,750,000 Public Warrants are Level 1 within the fair value hierarchy as they are measured utilizing quoted market prices. The Company has determined that its private warrants are Level 3 within the fair value hierarchy. The Company's private warrants include 257,500 Private Placement Warrants, 28,750 Underwriter Warrants, 1,300,000 OTM Warrants and 12,147,300 PIPE Warrants. The Company utilizes a Monte Carlo simulation model to measure the fair value of the private warrants. The Company’s Monte Carlo simulation model includes assumptions related to the expected stock-price volatility, expected term, dividend yield and risk-free interest rate. Refer to Note 14 — Warrant Liabilities for additional information.

The following table summarizes the significant inputs in the valuation model as of September 30, 2022:

Inputs	Private Placement Warrants	Underwriter Warrants	OTM Warrants	PIPE Warrants
Exercise price	$11.50	$11.50	$15.00	$11.50
Common stock price	$8.99	$8.99	$8.99	$8.99
Volatility	43.7%	43.7%	41.0%	43.7%
Expected term of the warrants	4.18	4.18	9.18	4.18
Risk-free rate	4.10%	4.10%	3.80%	4.10%
Dividend yield	—%	—%	—%	—%

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

The fair value of the Company's financial assets and liabilities measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021, is shown in the table below:

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3

	in thousands
	September 30, 2022
Financial Assets
Interest rate swaps	$3,516	$—	$3,516	$—
Total	$3,516	$—	$3,516	$—

Financial Liabilities
Public warrants	$14,088	$14,088	$—	$—
Private placement warrants	727	—	—	727
Underwriter warrants	81	—	—	81
OTM warrants	4,888	—	—	4,888
PIPE warrants	29,807	—	—	29,807
Total	$49,591	$14,088	$—	$35,503

	December 31, 2021
Financial Assets
Interest rate swaps	$531	$—	$531	$—
Total	$531	$—	$531	$—

Financial Liabilities
Public warrants	$25,243	$25,243	$—	$—
Private placement warrants	1,248	—	—	1,248
Underwriter warrants	139	—	—	139
OTM warrants	6,849	—	—	6,849
PIPE warrants	55,887	—	—	55,887
Total	$89,366	$25,243	$—	$64,123

The following table presents a reconciliation of the Company's warrant liabilities that are classified as Level 3 within the fair value hierarchy for the nine months ended September 30, 2022:

	Private Placement Warrants	Underwriter Warrants	OTM Warrants	PIPE Warrants	Total

	in thousands
Balance at December 31, 2021	$1,248	$139	$6,849	$55,887	$64,123
Change in fair value of warrant liabilities	(521)	(58)	(1,961)	(24,174)	(26,714)
Exercise of warrants	—	—	—	(1,906)	(1,906)
Transfers In (Out) of Level 3	—	—	—	—	—
Balance at September 30, 2022	$727	$81	$4,888	$29,807	$35,503

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

The following table discloses the fair value and related carrying amount of fixed income investments held by Hagerty Re as of September 30, 2022 and December 31, 2021:

	Carrying Amount	Estimated Fair Value

	in thousands
	September 30, 2022
Fixed income securities, short-term	$2,218	$2,170
Fixed income securities, long-term	8,876	8,436
Total	$11,094	$10,606

	December 31, 2021
Fixed income securities, short-term	$1,189	$1,188
Fixed income securities, long-term	9,596	9,476
Total	$10,785	$10,664

The Company has reviewed the portfolio for other than temporary impairments and concluded that no impairment exists as of September 30, 2022. The Company did not record any gains or losses on these securities during the nine months ended September 30, 2022 or 2021.

10 — Debt
As of the indicated dates, the principal amount of Hagerty's debt consisted of the following:

	September 30, 2022	December 31, 2021

	in thousands
Credit Facility	$136,000	$135,500
Note payable	—	1,000
Total debt outstanding	$136,000	$136,500
Less: current portion	—	(1,000)
Total long-term debt outstanding	$136,000	$135,500

Credit Facility — In September 2022, the Company entered into a Fourth Amendment to Amended and Restated Credit Agreement ("Credit Agreement"), which amended the terms of its revolving credit facility ("Credit Facility") with JPMorgan Chase Bank, N.A., as administrative agent, and the other financial institutions party thereto from time to time as lenders. The amendment primarily included definition updates, transitioning the pricing terms from LIBOR to Term SOFR and changes to the financial covenants.

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

The current term of the Credit Agreement matures in October 2026 and may be extended by one year on an annual basis if agreed to by the Company and the lenders party thereto. Any unpaid balance on the Credit Facility is due at maturity.

The Credit Facility accrues interest at the Term SOFR Rate plus an applicable margin determined by the Company's net leverage ratio for the preceding period (as defined in the Credit Agreement). The effective borrowing rate was 5.15% and 1.61% as of September 30, 2022 and December 31, 2021, respectively.

The Credit Facility borrowings are collateralized by Company assets, except for the assets of the Company’s U.K., Bermuda and German subsidiaries and the non-wholly owned subsidiaries of MHH.

Under the Credit Agreement, the Company is required, among other things, to meet certain financial covenants (as defined in the Credit Agreement), including a fixed charge coverage ratio and a leverage ratio. As of September 30, 2022 and December 31, 2021, the Company was in compliance with the covenants under the Credit Agreement.

Note Payable — The Company had a $2.0 million note payable related to a business combination for the purchase installment payments, with a fixed interest rate of 3.25%. The note was paid in two equal installments, $1.0 million of which was paid in 2021. The note payable matured March 1, 2022 at which time the second installment of $1.0 million was paid.

Letters of Credit — The Company authorized four letters of credit for a total of $11.6 million for operational purposes related to Section 953(d) tax structuring election and lease down payment support.

11 — Interest Rate Swaps

Hagerty's interest rate swap agreements are used to fix the interest rate on a portion of the Company's existing variable rate debt to reduce the exposure to interest rate fluctuations. The notional amounts of the interest rate swap agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The differential paid or received on the interest rate swap agreements is recognized as an adjustment to interest expense within "Interest and other income (expense)" in the Condensed Consolidated Statements of Operations.

As of September 30, 2022, the Company had one outstanding interest rate swap, which was entered into in December 2020, with an original notional amount of $35.0 million. In September 2022, the interest rate swap was amended to replace LIBOR with Term SOFR and the fixed swap rate is now 0.81%. The estimated fair value of interest rate swap is included within either "Prepaid expenses and other non-current assets" or "Other long-term liabilities" on the Condensed Consolidated Balance Sheets and the change in fair value is recorded within "Derivative instruments" in the Condensed Consolidated Statements of Comprehensive Income (Loss). The interest rate swap matures in December 2023.

As of December 31, 2021, the Company had an additional interest rate swap outstanding, which was entered into in March 2017, with an original notional amount of $15.0 million at a fixed swap rate of 2.20%. The interest rate swap matured in March 2022.

In accordance with ASC 815, the Company designated the December 2020 interest rate swap as a cash flow hedge and formally documented the relationship between the interest rate swap and the variable rate borrowings, as well as its risk management objective and strategy for undertaking the hedge transaction. The Company also assessed, at the hedge’s inception and will continue to assess on an ongoing basis, whether the derivative used in the hedging transaction was highly effective in offsetting changes in the cash flows of the hedged item. The hedge is deemed effective, and therefore, the change in fair value is recorded within "Derivative instruments" in the Condensed Consolidated Statements of Comprehensive Income (Loss). Such amounts are reclassified into interest expense, net from other comprehensive income (loss) during the period in which the hedged item affects earnings. There were no such reclassifications during the nine months ended September 30, 2022 and 2021. The Company does not expect to have a reclassification into earnings within the next 12 months.

12 — Members' and Stockholders' Equity

Hagerty, Inc.

Class A Common Stock — Hagerty is authorized to issue 500,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. Holders of Class A Common Stock are entitled to one vote for each share. As of September 30, 2022, there were 83,202,969 shares of Class A Common Stock issued and outstanding.

Class V Common Stock — Hagerty is authorized to issue 300,000,000 shares of Class V Common Stock with a par value of $0.0001 per share. Class V Common Stock represents voting, non-economic interests in Hagerty. Holders of Class V Common Stock are entitled to 10 votes for each share. As of September 30, 2022, there were 251,033,906 shares of Class V Common Stock issued and outstanding.

Preferred Stock — Hagerty is authorized to issue 20,000,000 shares of Preferred Stock with a par value of $0.0001 per share. Hagerty's Board has the authority to issue shares of Preferred Stock with such designations, voting and other rights and preferences as may be determined from time to time. As of September 30, 2022, there were no shares of Preferred Stock issued and outstanding.

The Hagerty Group

Members' Equity — Prior to the Business Combination, The Hagerty Group had one class of partnership interests consisting of 100,000 units outstanding with no par value. At the Closing, all units were converted to Hagerty Group Units as discussed in Note 5 — Business Combination.

Hagerty Group Units — Hagerty Group Units are a unit of economic interest in The Hagerty Group. The following table summarizes the ownership of Hagerty Group Units in The Hagerty Group as of September 30, 2022:

	Units Owned	Ownership Percentage
Hagerty Group Units held by Hagerty, Inc.	83,202,969	24.5%
Hagerty Group Units held by other unit holders	255,758,466	75.5%
Total	338,961,435	100.0%

Non-controlling Interest — Hagerty, Inc. is the sole managing member of The Hagerty Group and, as a result, consolidates the financial results of The Hagerty Group. Hagerty, Inc. reports a non-controlling interest representing the economic interest in The Hagerty Group held by other unit holders of The Hagerty Group. Additionally, non-controlling interest represents the portion of economic ownership of MHH that is not owned or controlled by The Hagerty Group. Hagerty, Inc. consolidates its ownership of The Hagerty Group and MHH under the voting interest method.

Redeemable Non-controlling Interest — In connection with the Business Combination, Hagerty, Inc. entered into an Exchange Agreement with the Legacy Unit Holders ("Legacy Unit Holders Exchange Agreement"). The Legacy Unit Holders Exchange Agreement permitted the Legacy Unit Holders to exchange Class V Common Stock and associated Hagerty Group Units for an equivalent amount of Class A Common Stock or, at the option of the Company, for cash. Because the Company had the option to redeem the non-controlling interest for cash and the Company is controlled by the Legacy Unit Holders through their voting control, the non-controlling interest was considered redeemable as the redemption was considered outside the Company's control. Redeemable non-controlling interest represented the economic interests of the Legacy Unit Holders. Income or loss was attributed to the redeemable non-controlling interest based on the weighted average ownership of the Hagerty Group Units outstanding during the period held by the Legacy Unit Holders. Class V Common Stock and Hagerty Group Units held by the Legacy Unit Holders are exchangeable at the earlier of 180 days from the close of the Business Combination or when the founder shares are no longer subject to the lock-up period, as defined within the Lock-Up Agreement, dated as of December 2, 2021, between the Company and the Legacy Unit Holders.

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

On March 23, 2022, the Legacy Unit Holders Exchange Agreement was amended to revise the option for the Company to settle the exchange of Class V Common Stock and associated Hagerty Group Units in cash. Under the terms of the amendment, a cash exchange is only allowable in the event that net cash proceeds are received from a new permanent equity offering. The redeemable non-controlling interest balance of $2.1 billion as of March 23, 2022 was recorded in equity as non-controlling interest with corresponding adjustments of $1.4 billion, $528.6 million, and $215.6 million to "Accumulated earnings (deficit)", "Additional paid-in capital" and "Non-controlling interest", respectively.

13 — Earnings Per Unit and Share

The following table sets forth the calculation of basic EPS, which is based on Net income (loss) attributable to controlling interest for the three and nine months ended September 30, 2022 and 2021, divided by the weighted average of Class A Common Stock and Members' Units outstanding as of September 30, 2022 and 2021, respectively. Diluted EPS of Class A Common Stock and Members' Units is computed by dividing Net income (loss) attributable to controlling interest by the weighted average number of shares of Class A Common Stock and Members' Units outstanding as of September 30, 2022 and 2021, adjusted to give effect to potentially dilutive securities. Potentially dilutive securities for the diluted EPS calculation consists of (1) unexercised warrants and unvested stock-based restricted stock units and performance restricted stock units, all using the Treasury Stock Method and (2) non-controlling interest Hagerty Group Units using the "If-converted" Method.

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

	in thousands (except per share/unit amounts)
Numerator:
Net income (loss) attributable to controlling interest	$14,714	$(479)	$36,685	$5,309
Adjustment for change in fair value of potentially dilutive warrant liabilities	—	—	(24,753)	—
Adjustment for net income attributable to non-controlling interest	9,817	—	(1,420)	—
Adjusted net income (loss) to common shareholders	$24,531	$(479)	$10,512	$5,309

Denominator:
Weighted average shares of Class A Common Stock outstanding — basic	82,816	N/A	82,569	N/A
Effect of dilutive securities:
Conversion of non-controlling interest Hagerty Group Units to Class A Common Stock	253,396	N/A	251,821	N/A
Warrants	—	N/A	817	N/A
Stock-based compensation awards	556	N/A	185	N/A
Weighted average shares of Class A Common Stock outstanding — diluted	336,768	N/A	335,392	N/A

Earnings (loss) per share of Class A Common Stock
Basic	$0.18	N/A	$0.44	N/A
Diluted	$0.07	N/A	$0.03	N/A

Earnings (loss) per Members' Unit — basic and diluted	N/A	$(4.79)	N/A	$53.09
Weighted average units outstanding — basic and diluted	N/A	100	N/A	100

14 — Warrant Liabilities

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

The Company accounts for these warrants as liabilities in accordance with ASC 815-40. The warrants are measured at fair value each reporting period and the change in fair value is recorded within "Change in fair value of warrant liabilities" in the Condensed Consolidated Statements of Operations. The Company recognized a $11.6 million gain and a $37.9 million gain as a result of a decrease in the fair value of the warrant liability for the three and nine months ended September 30, 2022, respectively. The Company did not have warrants for the three and nine months ended September 30, 2021.

For the nine months ended September 30, 2022, 522,000 PIPE warrants were exercised, on a cashless basis, for an equivalent of 124,748 shares of Class A Common Stock. The cashless exercise resulted in a decrease in "Warrant liabilities" and an increase in "Class A Common Stock" and "Additional paid-in capital" of $1.9 million on the Company's Condensed Consolidated Balance Sheets.

As of September 30, 2022, a warrant liability of $49.6 million was reflected as a long-term liability on the Company's Condensed Consolidated Balance Sheets and the total number of warrants outstanding was 19,483,550.

15 — Stock-Based Compensation

In December 2021, the Board approved the 2021 Equity Incentive Plan, which authorized an aggregate of 38,317,399 shares of Class A Common Stock for issuance to employees and non-employee directors. The 2021 Equity Incentive Plan allows for the issuance of incentive stock options, non-qualified stock options, restricted stock awards, stock appreciation rights, restricted stock units, and performance restricted stock units. The Board determines the period over which stock-based awards become exercisable and awards generally vest over a two to five-year period. As of September 30, 2022, there were 31,402,240 shares available for future grants under the 2021 Equity Incentive Plan.

Stock-based compensation expense is recognized within "Salaries and benefits" and "General and administrative services" in the Company's Condensed Consolidated Statements of Operations. The Company accounts for forfeitures as they occur. The following table summarizes stock-based compensation expense recognized during the three and nine months ended September 30, 2022:

	Three months ended September 30, 2022	Nine months ended September 30, 2022

	in thousands
Restricted stock units	$3,143	$6,735
Performance restricted stock units	715	1,430
Total stock-based compensation expense	$3,858	$8,165

Restricted Stock Units

The Company grants serviced-based restricted stock units to employees and non-employee directors. Compensation expense for these service-based restricted stock units is based on the closing market price of the Company's Class A Common Stock on the business day prior to grant, and is recognized ratably over the service period. There were $3.3 million of restricted stock units granted during the nine months ended September 30, 2022, with a weighted average fair value of $10.81. Unrecognized compensation expense related to restricted stock units as of September 30, 2022 was $27.9 million, which the Company expects to recognize over a weighted average period of 3.55 years.

The following table provides a summary of the restricted stock unit activity during the nine months ended September 30, 2022:

	Restricted Stock Units	Weighted Average Fair Value
Unvested balance as of December 31, 2021	—	$—
Granted	3,251,560	10.81
Vested	(37,071)	10.79
Forfeited	(43,537)	10.79
Unvested balance as of September 30, 2022	3,170,952	$10.81

Performance Restricted Stock Units

In April 2022, the Company granted performance restricted stock units of up to 3,707,136 shares to the Company's CEO. The award had a grant date fair value of approximately $19.2 million using a Monte Carlo simulation model. The performance restricted stock units are both a market and service-based award in accordance with ASC 718. Shares under this award will be earned based on achievement of stock price targets of the Company's Class A Common Stock. 25% of the shares can be earned when the stock price exceeds $20.00 per share for 60 consecutive days, 25% of the shares can be earned when the stock price exceeds $25.00 per share for 60 consecutive days and 50% of the shares can be earned when the stock price exceeds $30.00 per share for 60 consecutive days. These market-based conditions must be met in order for these stock awards to vest, and it is therefore possible that no shares could ultimately vest. Shares earned will vest over the earlier of three years after achievement of the stock price measure or the end of the seven-year performance period. The Company will recognize the entire $19.2 million of compensation expense for this award, regardless of whether such conditions are met, over the requisite service period.

The following table summarizes the assumptions and related information used to determine the grant-date fair value of performance restricted stock units awarded for the periods presented:

Inputs	Performance Restricted Stock Units
Weighted average grant-date fair value per share	$5.19
Expected term (in years)	7.0
Expected stock volatility	35%
Dividend yield	—%
Risk-free interest rate	2.5%

The following table provides a summary of performance restricted stock unit activity during the nine months ended September 30, 2022:

	Performance Restricted Stock Units	Weighted Average Fair Value
Outstanding as of December 31, 2021	—	$—
Granted	3,707,136	5.19
Outstanding as of September 30, 2022	3,707,136	$5.19

Employee Stock Purchase Plan

In December 2021, the Company adopted the 2021 Employee Stock Purchase Plan (the "ESPP Plan"). The Compensation Committee of the Board will administer the ESPP Plan, including determination of the time and frequency of offering periods, as well as the terms and conditions of the offerings. The ESPP Plan allows substantially all employees to participate.

The offering periods will last six months, beginning on April 3 and October 3 each year, with the initial offering period beginning on October 3, 2022. Eligible employees may contribute up to 50% of their base wages and the purchase price will be 90% of the lesser of the fair market value of the Company's Class A Common Stock on (1) the offering date, and (2) the applicable purchase date. As of September 30, 2022, the total number of Class A Common Stock authorized and reserved for issuance under the ESPP Plan was 11,495,220 shares and no shares had been purchased.

16 — Taxation

Income tax expense reflected in the financial statements differs from the tax computed by applying the statutory U.S. federal rate of 21% to "Net income (loss)" before taxes as follows:

	Nine months ended September 30,
	2022		2021

	in thousands (except percentages)
Income tax expense at statutory rate	$8,481	21%	$2,078	21%
State taxes	(51)	—%	—	—%
Loss not subject to entity-level taxes	1,402	3%	1,264	13%
Foreign rate differential	(264)	(1)%	(174)	(2)%
Change in valuation allowance	2,101	5%	1,622	16%
Change in fair value of warrant liabilities	(7,952)	(19)%	—	—%
Permanent items	360	1%	—	—%
Income tax expense	$4,077	10%	$4,790	48%

Deferred tax assets are reduced by a valuation allowance when management believes it is more likely than not that some, or all, of the deferred tax assets will not be realized. After considering all positive and negative evidence of taxable income in the carryback and carryforward periods as permitted by law, the Company believes it is more likely than not that certain deferred tax assets will not be utilized. The valuation allowance as of September 30, 2022 has been increased for additional foreign net operating losses, additional net operating losses of Hagerty, Inc. and adjusted for changes in foreign exchange rates. The Company had a valuation allowance of $176.3 million and $174.8 million as of September 30, 2022 and December 31, 2021, respectively.

Significant inputs and assumptions were used to estimate the future expected payments under the TRA, including the timing of the realization of the tax benefits and a tax savings rate of approximately 25.5%. The estimated value of the TRA recorded by the Company at the Closing was $3.5 million which was limited by the ability to currently utilize tax benefits and was recorded in "Other long-term liabilities" with an offsetting entry to "Additional paid-in capital" within the Condensed Consolidated Balance Sheets. There was no change to the estimated value from the Closing to September 30, 2022.

17 — Related-Party Transactions

As of September 30, 2022, Markel had a 23.0% ownership in The Hagerty Group and State Farm Automobile Insurance Company ("State Farm") had a 14.8% ownership in The Hagerty Group. As such, both Markel and State Farm are considered related parties.

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

Alliance Agreement

The Company's affiliated U.S. and U.K. MGA subsidiaries have personal and commercial lines of business written with Markel-affiliated carriers. The following tables provide information about Markel-affiliated carriers due to insurer liabilities and commission revenue under the agreement with Markel subsidiaries:

	September 30, 2022	December 31, 2021

	in thousands (except percentages)
Due to insurer	$91,549	$54,850
Percent of total	93%	95%

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

	in thousands (except percentages)
Commission revenue	$78,808	$70,459	$225,060	$197,152
Percent of total	94%	94%	94%	94%

Reinsurance Agreement

Under a quota share agreement with Evanston, Hagerty Re reinsured 70% and 60% of the risks for the nine months ended September 30, 2022 and 2021, respectively, written through the Company’s U.S. MGAs. Additionally, under a quota share agreement with Markel International Insurance Company Limited, Hagerty Re reinsured 70% and 60% of the risks for the nine months ended September 30, 2022 and 2021, respectively, written through the Company’s U.K. MGA. All balances listed below are related to business with a Markel affiliate:

	September 30, 2022	December 31, 2021

Assets:	in thousands
Premiums receivable	$130,384	$72,697
Deferred acquisition costs, net	110,209	78,449
Total assets	$240,593	$151,146
Liabilities:
Losses payable and provision for unpaid losses and loss adjustment expenses	$154,706	$104,139
Unearned premiums	240,387	167,541
Commissions payable	79,650	59,511
Total liabilities	$474,743	$331,191

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

Revenue:	in thousands
Earned premium	$102,958	$74,953	$278,386	$202,422
Expenses:
Ceding commission	$48,421	$35,935	$132,724	$97,261
Losses and loss adjustment expenses	58,900	30,779	130,279	83,045
Total expenses	$107,321	$66,714	$263,003	$180,306

As a result of the related party transactions disclosed herein, the Company is required to maintain certain cash collected as restricted as it will be used to settle liabilities that result from these related party transactions.

Broad Arrow

In January 2022, the Company entered into a joint venture with Broad Arrow and acquired approximately 40% equity ownership interest in Broad Arrow. In August 2022, the Company acquired the remaining 60% equity interest of Broad Arrow in exchange for $73.3 million of Class A Common Stock and Hagerty Group Units exchangeable for Class A Common Stock. Prior to the Company's joint venture with Broad Arrow in January 2022, Broad Arrow was majority owned by Kenneth Ahn, the President of Hagerty Marketplace, who received Hagerty Group Units as a part of this transaction. Refer to Note 6 — Acquisitions and Investments for additional information.

Speed Digital

In April 2022, Hagerty acquired Speed Digital for a purchase price of $15.0 million. Speed Digital was previously wholly owned indirectly by Robert Kauffman, a director on Hagerty's Board, who will receive 100% of the proceeds of the purchase price.

18 — Commitments and Contingencies

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

19 — Subsequent Events

Management has evaluated subsequent events through November 10, 2022, which is the date these Condensed Consolidated Financial Statements were issued and no subsequent events were identified.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to provide the reader of the financial statements with a narrative from the perspective of management on the financial condition, results of operations, liquidity and certain other factors that may affect our operating results. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed within Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10‑K for the year ended December 31, 2021, filed on March 24, 2022.

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

Overview

We are a global market leader in providing insurance for classic and enthusiast vehicles and we have built an industry-leading automotive enthusiast platform that engages, entertains, and connects with subscribing members. At Hagerty, everything begins and ends with the love of cars – an innate passion that fuels our unique membership model and cultivates deep, personal connections with more than 2.6 million members worldwide.

Hagerty was founded in 1984, and initially focused on providing insurance coverage for antique boats. Today, our goal is to scale an organization capable of building an ecosystem of products, services, and entertainment for car lovers that catalyzes their passion for cars and driving.

Recent Developments Affecting Comparability

Broad Arrow Acquisition

In August 2022, we acquired the remaining 60% outstanding equity interest of Broad Arrow, in exchange for $73.3 million of equity consideration of both Hagerty, Inc. and The Hagerty Group. The Broad Arrow acquisition was recognized within both "Additional paid-in capital" and "Non-controlling interest" within our Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Changes in Members' and Stockholders' Equity. The fair value of the purchase consideration of $73.3 million was calculated based on the Hagerty, Inc. stock price of $13.47 as of the closing date in accordance with ASC 820. Refer to Note 6 — Acquisitions and Investments – in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information on the consideration paid for the Broad Arrow Acquisition.

Prior to the acquisition, we owned approximately 40% of the outstanding equity ownership interests of Broad Arrow , with the carrying amount included as "Equity method investments" on the Condensed Consolidated Balance Sheets and we recognized our share of income (loss) within "Income (loss) from equity method investment, net of tax" on the Condensed Consolidated Statements of Operations.

As a result of the acquisition. we remeasured our pre-existing 40% equity ownership interests to its estimated fair value of approximately $48.3 million, which resulted in a $34.7 million gain within our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022.

Subsequent to the acquisition, Broad Arrow became a wholly-owned subsidiary of the Company and as a result, we consolidate the financial results of Broad Arrow. Revenue from Broad Arrow is included with our existing revenue from Hagerty Marketplace and recorded in "Membership, marketplace and other revenue" within our Condensed Consolidated Statements of Operations.

Business Combination

On December 2, 2021, The Hagerty Group completed a business combination pursuant to the Business Combination Agreement with Aldel and Merger Sub. In connection with the Closing, Aldel changed its name from Aldel Financial Inc. to Hagerty, Inc.

Following the Closing, Hagerty, Inc. is organized as a C corporation and owns an equity interest in The Hagerty Group in what is commonly known as an "Up-C" structure. Under this structure, substantially all of Hagerty, Inc.'s assets and liabilities are held by The Hagerty Group. As of September 30, 2022, Hagerty, Inc. owned 24.5% of The Hagerty Group.

Refer to Note 1 — Summary of Significant Accounting Policies and New Accounting Standards and Note 5 — Business Combination in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information on the Business Combination.

Impact of COVID-19

The global spread of the COVID-19 pandemic, including the spread of recent variants, continues to evolve, and to date has led to the implementation of various containment efforts. While conditions appear to be improving, particularly as more people get vaccinated, governments may re-implement restrictive measures to protect against further spread of any new variants. The impact of this pandemic has been and will likely continue to be extensive in many aspects of society. In response to the COVID-19 pandemic, we have taken several precautionary steps to safeguard our business and team members from COVID-19 and the recent variants of the virus. While the impact of COVID-19 appears to be easing, the safety and well-being of our team members continues to be our top priority. Our office facilities are now open for those who want to work in those spaces, subject to certain restrictions, but a significant number of our personnel continue to work from home. During the nine months ended September 30, 2022, new business growth returned to pre-pandemic pace, events were being held and new initiatives were on track. Management will continue to follow and monitor guidelines in each jurisdiction.

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

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Total Revenue (in thousands)	$216,757	$168,085	$590,585	$464,694
New Business Count (Insurance)	68,561	68,077	190,997	196,889
Total Written Premium (in thousands)	$222,136	$192,091	$614,623	$533,889
Loss Ratio	56.4%	41.0%	46.8%	41.3%
Operating Income (Loss) (in thousands)	$(21,223)	$1,758	$(31,840)	$10,936
Contribution Margin (in thousands)	$38,631	$44,863	$136,809	$129,409
Net Income (Loss) (in thousands)	$24,313	$(547)	$34,636	$5,105
Adjusted EBITDA (in thousands)	$(10,010)	$7,644	$96	$27,982
Basic Earnings (Loss) Per Share	$0.18	N/A	$0.44	N/A
Adjusted Earnings (Loss) Per Share	$(0.06)	N/A	$(0.10)	N/A

	September 30, 2022	December 31, 2021
Policies in Force	1,310,646	1,247,056
Policies in Force Retention	88.0%	89.1%
HDC Paid Member Count	749,740	718,583
Net Promoter Score (NPS)	82.0	82.0

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

Loss Ratio

Loss Ratio, expressed as a percentage, is the ratio of (1) losses and loss adjustment expenses incurred to (2) earned premium in Hagerty Re. We view Loss Ratio as an important metric because it is a powerful benchmark for profitability. The benchmark allows us to evaluate our historical loss patterns including incurred losses, reset insurance pricing dynamics and make necessary and appropriate adjustments. Hurricane Ian, which made landfall on September 28, 2022, generated $10.0 million of net losses and added 9.3% and 3.4% to the loss ratio for the three and nine months ended September 30, 2022, respectively. Additionally, we strengthened reserves for U.S. auto liability by $6.5 million for the 2022 accident year, which added 6.1% and 2.2% to the loss ratio for the three and nine months ended September 30, 2022, respectively. These two items account for the significant increase in 2022 loss ratios in comparison to 2021.

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

Policies in Force Retention

PIF Retention is the percentage of expiring policies that are renewed on the renewal effective date, calculated on a rolling twelve months basis. We view PIF Retention as an important measurement of the number of policies retained each year, which contributes to recurring revenue streams from MGA commissions, membership fees and earned premiums. It also contributes to maintaining our NPS as discussed below.

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

Net Promoter Score

We use NPS as our "north star metric," measuring the overall strength of our relationship with members. NPS is measured twice annually through a web-based survey sent by email invitation to a random sample of existing members, and is reported annually using an average of the two surveys. Often referred to as a barometer of brand loyalty and customer engagement, NPS is well-known in our industry as a strong indicator of growth and retention.

Non-GAAP Financial Measures

Contribution Margin and Contribution Margin Ratio

We define Contribution Margin as total revenue less operating expenses adding back our fixed operating expenses such as depreciation and amortization, general and administrative costs and shared service salaries and benefits expenses. We define Contribution Margin Ratio as Contribution Margin divided by total revenue.

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

The following table reconciles Contribution Margin and Contribution Margin Ratio to the most directly comparable GAAP measures, which are Operating income (loss) and Operating income (loss) margin (Operating income (loss) divided by Total revenue), respectively:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

	in thousands (except percentages)
Total revenue	$216,757	$168,085	$590,585	$464,694
Less: total operating expenses	237,980	166,327	622,425	453,758
Operating income (loss)	$(21,223)	$1,758	$(31,840)	$10,936
Operating income (loss) margin	(10)%	1%	(5)%	2%

Add: fixed operating expenses	$59,854	$43,105	$168,649	$118,473
Contribution Margin	$38,631	$44,863	$136,809	$129,409
Contribution Margin Ratio (1)	18%	27%	23%	28%

(1) The decrease in our contribution margin is primarily driven by an increase in Hagerty Re quota share.

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

Our management uses Adjusted EBITDA:
•as a measure of operating performance of our business on a consistent basis, as it removes the impact of items not directly resulting from our core operations;
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

The following table reconciles Adjusted EBITDA to the most directly comparable GAAP measure, which is Net income (loss):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

	in thousands
Net income (loss)	$24,313	$(547)	$34,636	$5,105
Interest and other (income) expense	(662)	417	375	1,041
Income tax (benefit) expense	(91)	1,888	4,077	4,790
Depreciation and amortization	8,890	5,886	24,337	15,282
Change in fair value of warrant liabilities	(11,583)	—	(37,869)	—
Stock-based compensation expense	3,858	—	8,165	—
Revaluation gain on previously held equity method investment	(34,735)	—	(34,735)	—
Net (gain) loss from asset disposals	—	—	—	1,764
Other non-recurring (gains) losses (1)	—	—	1,110	—
Adjusted EBITDA	$(10,010)	$7,644	$96	$27,982

(1) Other non-recurring (gains) losses relates to severance expense recognized for the nine months ended September 30, 2022.

Net income (loss) and Adjusted EBITDA include $10.0 million of estimated net losses related to Hurricane Ian. Additionally, we strengthened reserves for U.S. auto liability by $6.5 million for the 2022 accident year. Both of these events adversely impacted the 2022 results compared to the three and nine months ended September 30, 2021.

We incurred $6.0 million and $7.6 million during the three months ended September 30, 2022 and 2021, respectively, and $24.1 million and $23.3 million during the nine months ended September 30, 2022 and 2021, respectively, for certain pre-revenue costs related to scaling our infrastructure, newly-developed digital platforms and legacy systems, human resources and occupancy to accommodate our alliance with State Farm and other potential distribution partnerships as well as to further develop our Hagerty Marketplace initiatives. These costs were not included in the Adjusted EBITDA reconciliation above.

Pursuant to a defined set of activities and objectives, these expenses are adding entirely new capabilities for us, integrating our new and legacy policyholder, membership and Hagerty Marketplace systems with State Farm’s legacy policy and agent management systems and other third-party platforms. In addition to onboarding a third-party project management system related to these initiatives, we leased a new member service center in Dublin, Ohio and added several hundred new employees as of September 30, 2022 to meet the expected transactional volume from these initiatives. These costs commenced in 2020 and will reduce our operating profitability until we start to produce adequate revenue to cover the ongoing costs, primarily associated with serving State Farm customers.

Adjusted EPS

We define Adjusted Earnings (Loss) Per Share ("Adjusted EPS") as consolidated Net income (loss) attributable to both our controlling and non-controlling interest, less the change in fair value of our warrants and the revaluation gain on previously held equity method investment, divided by our outstanding and total potentially dilutive securities. The total potentially dilutive securities includes (1) the weighted-average issued and outstanding shares of Class A Common Stock, (2) all issued and outstanding non-controlling interest Hagerty Group Units, (3) all unexercised warrants and (4) all unvested stock-based compensation awards.

In the third quarter of 2022, we began removing (1) the change in fair value of our warrants and (2) the revaluation gain on previously held equity method investment from consolidated Net income (loss) attributable to both our controlling and non-controlling interest for purposes of calculating Adjusted EPS. While this Quarterly Report on Form 10-Q does not include references to prior periods' non-GAAP measures, as revised, our Adjusted EPS for the three and nine months ended September 30, 2022 are $(0.06) and $(0.10), respectively, as compared to $0.07 and $0.10, respectively, under the prior formulation of Adjusted EPS. We believe this updated presentation of Adjusted EPS enhances investors' understanding of our financial performance from activities occurring in the ordinary course of our business.

The most directly comparable GAAP measure is basic earnings per share ("Basic EPS"), which is calculated as Net income (loss) attributable to controlling interest divided by the weighted average of Class A Common Stock outstanding during the period.

We present Adjusted EPS because we consider it to be an important supplemental measure of our operating performance and believe it is used by investors and securities analysts in evaluating the consolidated performance of other companies in our industry. We also believe that Adjusted EPS, which compares our consolidated Net income (loss) (which includes our controlling and non-controlling interest) with our outstanding and potentially dilutive shares, provides useful information to investors regarding our performance on a fully consolidated basis.

Our management uses Adjusted EPS:
•as a measure of operating performance of our business on a fully consolidated basis;
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

The following table reconciles Adjusted EPS to the most directly comparable GAAP measure, which is Basic EPS:

	Three months ended September 30, 2022	Nine months ended September 30, 2022

	in thousands (except per share amounts)
Numerator:
Net income (loss) attributable to controlling interest(1)	$14,714	$36,685
Net income (loss) attributable to non-controlling interest	9,599	(2,049)
Consolidated net income (loss)	24,313	34,636
Change in fair value of warrant liabilities	(11,583)	(37,869)
Revaluation gain on previously held equity method investment	(34,735)	(34,735)
Adjusted consolidated net income (loss)(2)	$(22,005)	$(37,968)

Denominator:
Weighted average shares of Class A Common Stock outstanding — basic(1)	82,816	82,569
Total potentially dilutive securities outstanding:
Conversion of non-controlling interest Hagerty Group Units to Class A Common Stock	255,758	255,758
Total warrants outstanding	19,484	19,484
Total unvested stock-based compensation awards	6,878	6,878
Potentially dilutive shares outstanding	282,120	282,120
Fully dilutive shares outstanding(2)	364,936	364,689

Basic EPS = (Net income (loss) attributable to controlling interest / Weighted-average shares of Class A Common Stock outstanding)(1)	$0.18	$0.44

Adjusted EPS = (Adjusted consolidated net income (loss) / Fully dilutive shares outstanding)(2)	$(0.06)	$(0.10)

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

Our Ability to Retain Members

Turning our members into lifetime fans is key to our success. We currently have over 2.6 million members, including approximately 750,000 paid subscribers ("HDC Members") and over 1.8 million who purchase insurance or interact with us but have yet to join HDC and receive additional club-level benefits. Our ability to retain members will depend on a number of factors including our members’ satisfaction with our products, pricing and offerings of our competitors.

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

Components of Our Results of Operations

Revenue

We primarily generate revenue from the sale of automotive insurance policies and HDC membership subscriptions as well as from participating in the underwriting on policies written by our insurance carrier partners. Our revenue model incorporates multiple components in the insurance and lifestyle value chains, built on data collection and member experience.

Commission and fee revenue

Our insurance affiliated subsidiaries act as MGAs who, among other things, write collector vehicle business on behalf of the insurance carrier partners. In exchange for commissions paid by the insurance carrier partners, we generally handle all sales, marketing, pricing, underwriting, policy administration and fulfillment, billing and claim services. In addition, we also manage all aspects of our omnichannel distribution, both direct and brokerage, including independent agencies, national sales accounts, large agency and broker networks and national partner relationships.

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

Earned premium

Reinsurance premiums are earned by our single cell captive reinsurance company, Hagerty Re. Hagerty Re reinsures the classic auto and marine risks written through our affiliated MGAs in the U.S., Canada and the U.K. Hagerty Re is a Bermuda-domiciled, Class 3A reinsurer. Hagerty Re was funded in December 2016 and was granted a license by the Bermuda Monetary Authority ("BMA") in March 2017.

Earned premium represents the earned portion of gross written premiums that Hagerty Re has assumed under quota share reinsurance agreements with our insurance carrier partners. Earned premium is recognized over the term of the policy, which is generally 12 months.

Membership, marketplace and other revenue

We earn subscription revenue and other revenue through membership offerings and other automotive and lifestyle services sold to policyholders and classic vehicle enthusiasts. HDC memberships are sold as a bundled product which give members access to our products and services, including HDC Magazine, automotive enthusiast events, our proprietary vehicle valuation tool, emergency roadside services and special vehicle-related discounts. Hagerty Garage + Social storage memberships include storage in addition to the HDC member benefits. Income from the sale of HDC and storage membership subscriptions is recognized ratably over the period of the membership, which is generally 12 months. We earn revenue through Hagerty Marketplace which offers services for buying, selling and financing collector vehicles through classified listings, auctions and facilitating private sales, all of which is recognized at the time of sale. Lastly, other revenue includes sponsorship, admission, advertising, valuation and registration income. Other revenue is recognized when the performance obligation for the related product or service is satisfied.

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

Ceding commission

Ceding commission consists of the commission paid by Hagerty Re to our insurance carrier partners for our pro-rata share of acquisition costs (primarily our MGA commissions), general and administrative services and other costs. Hagerty Re pays a fixed rate ceding commission which varies by insurance carrier partner, averaging approximately 47% of net earned premium for the nine months ended September 30, 2022. Ceding commission will change proportionately to earned premium assumed through our various quota share reinsurance agreements.

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

Sales expense

Sales expense includes costs related to the sales and servicing of a policy, membership offerings and Hagerty Marketplace, which includes broker expense, cost of sales, promotion expense and travel and entertainment expenses. Broker expense is the compensation paid to our agent partners and national broker partners when an insurance policy is written through a broker relationship. Broker expense will likely track with written premium growth. Cost of sales includes postage, document costs, payment processing fees, emergency roadside service costs and other variable costs associated with the sale and servicing of a policy. Costs of sales also includes costs associated with vehicle sales through Hagerty Marketplace. Promotion expense includes various expenses related to branding, events, advertising, marketing, and acquisition. Promotion expense and travel and entertainment expense will likely decrease as a percent of revenue over the long term. Sales expenses, in general, are expensed as incurred and will trend with revenue growth.

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

Income tax expense

The Hagerty Group is taxed as a pass-through ownership structure under provisions of the Internal Revenue Code ("IRC") and a similar section of state income tax law, except for Hagerty Re, Broad Arrow and various foreign subsidiaries. Any taxable income or loss generated by The Hagerty Group is passed through to and included in the taxable income or loss of all holders of Hagerty Group Units, including Hagerty, Inc. Hagerty, Inc. is taxed as a corporation and pays corporate federal, state, and local taxes with respect to income allocated from The Hagerty Group.

Results of Operations

Three Months Ended September 30, 2022 compared to the Three Months Ended September 30, 2021

The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021, and the dollar and percentage change between the two periods:

	Three months ended September 30,
	2022	2021	$ Change	% Change

REVENUE:	in thousands (except percentages)
Commission and fee revenue	$85,457	$76,188	$9,269	12.2%
Earned premium	107,487	78,699	28,788	36.6%
Membership, marketplace and other revenue	23,813	13,198	10,615	80.4%
Total revenue	216,757	168,085	48,672	29.0%
OPERATING EXPENSES:
Salaries and benefits	50,120	42,287	7,833	18.5%
Ceding commission	50,415	37,195	13,220	35.5%
Losses and loss adjustment expenses	60,605	32,298	28,307	87.6%
Sales expense	44,097	32,098	11,999	37.4%
General and administrative services	23,853	16,563	7,290	44.0%
Depreciation and amortization	8,890	5,886	3,004	51.0%
Total operating expenses	237,980	166,327	71,653	43.1%
OPERATING INCOME (LOSS)	(21,223)	1,758	(22,981)	(1,307.2)%
Change in fair value of warrant liabilities	11,583	—	11,583	100.0%
Revaluation gain on previously held equity method investment	34,735	—	34,735	100.0%
Interest and other income (expense)	662	(417)	1,079	258.8%
INCOME (LOSS) BEFORE INCOME TAX EXPENSE	25,757	1,341	24,416	1,820.7%
Income tax benefit (expense)	91	(1,888)	1,979	104.8%
Income (loss) from equity method investment, net of tax	(1,535)	—	(1,535)	(100.0)%
NET INCOME (LOSS)	$24,313	$(547)	$24,860	4,544.8%

Revenue

Commission and fee revenue

Commission and fee revenue was $85.5 million for the three months ended September 30, 2022, an increase of $9.3 million, or 12.2%, compared to 2021, consisting of an increase of $7.5 million in revenue from renewal policies and an increase of $1.8 million in revenue from new policies. The increase in revenue from renewal policies was primarily related to a 7.6% increase in renewal policy premiums as well as continued strong retention.

New business revenue also benefits from rate actions and higher vehicle values. The average premium on a newly issued policy issued has increased 15.0% for the three months ended September 30, 2022 compared to 2021, as a result of writing accounts with higher insured values at higher rates. As a result, premiums from newly insured policies have increased $5.7 million or 15.9% during the three months ended September 30, 2022. In turn, commission revenue from newly issued policies grew by $1.8 million over the same period.

Commission and fee revenue from agent sources increased $5.9 million, or 14.8% and commission and fee revenue from direct sources increased $3.4 million, or 9.2% during the three months ended September 30, 2022. Commission rates, generating commission revenue, vary based on geography but do not differ by distribution channel (i.e., whether they are direct-sourced or agent-sourced).

We experienced consistent underlying growth across the U.S. and Canada. Our commission and fee revenue from the U.S. increased $8.4 million, or 12.0% and commission and fee revenue from Canada increased $1.0 million, or 20.7%.

As discussed above, CUC agreements are based on written or earned premium and loss ratio results. Our loss ratio for the three months ended September 30, 2022 was adversely impacted by the increased severity in U.S. auto liability claims in the 2022 accident year and net losses related to Hurricane Ian. As a result, expected CUC payout for 2022 was reduced, which resulted in a $4.1 million downward adjustment during the three months ended September 30, 2022.

Earned premium

Earned premium revenue was $107.5 million for the three months ended September 30, 2022, an increase of $28.8 million, or 36.6%, compared to 2021. Underlying growth added approximately $19.1 million to earned premium revenue and the increase in U.S. quota share percentage added approximately $9.2 million to earned premium during the three months ended September 30, 2022. This increase in earned premium generally correlates with an increase in written premiums assumed of $32.8 million from $103.4 million for the three months ended September 30, 2021 to $136.2 million for the three months ended September 30, 2022.

Membership, marketplace and other revenue

Membership, marketplace and other revenue was $23.8 million for the three months ended September 30, 2022, an increase of $10.6 million, or 80.4%, compared to 2021. Membership fee revenue was $11.4 million for the three months ended September 30, 2022, an increase of $1.1 million, or 10.3%, compared to 2021, which was primarily attributable to the increase in the issuance of new policies bundled with an HDC membership, as well as an increase in storage revenue related to our Hagerty Garage + Social locations. For the three months ended September 30, 2022, membership fees were 47.8% of the Membership, marketplace and other revenue total.

Marketplace revenue was $6.9 million for the three months ended September 30, 2022, which was primarily generated by Broad Arrow auctions. For the three months ended September 30, 2022, marketplace revenue was 29.1% of the Membership, marketplace and other revenue total.

Other revenue was $5.5 million for the three months ended September 30, 2022, an increase of $2.6 million, or 90.8%, compared to 2021, primarily due to newly acquired events, resulting in increases of $1.2 million and $0.9 million in sponsorship income and admission income, respectively, for the three months ended September 30, 2022 compared to 2021. Other revenue includes sponsorship, admission, advertising, valuation and registration income and accounts for 23.1% of the Membership, marketplace and other revenue total.

Costs and Expenses

Salaries and benefits

Salaries and benefits expenses were $50.1 million for the three months ended September 30, 2022, an increase of $7.8 million, or 18.5%, compared to 2021. The increase was primarily attributable to a net increase of over 300 employees in our sales, member services, technology and distribution units, an increase of approximately 19% year over year. Headcount increased to support current and anticipated growth, such as the additions of several new large national insurance partnerships and our continued development of new systems and digital transformation technology investments, as well as several acquisitions, including the Broad Arrow Acquisition.

Ceding commission

Ceding commission expense was $50.4 million for the three months ended September 30, 2022, an increase of $13.2 million, or 35.5%, compared to 2021. The increase was primarily attributable to an increase in our U.S. quota share percentage from 60% in 2021 to 70% in 2022, which accounted for $8.8 million of the increase, as well as higher U.S. premium volume ceded to Hagerty Re from our insurance carrier partner, which added approximately $3.6 million.

The following table presents the amount of premiums ceded and the quota share percentages for the three months ended September 30, 2022 and 2021:

	U.S.	Canada	U.K.	Total

	in thousands (except percentages)
	Three months ended September 30, 2022
Subject premium	$184,833	$14,911	$2,264	$202,008
Quota share percentage	70.0%	35.0%	70.0%	67.4%
Assumed premium in Hagerty Re	$129,383	$5,218	$1,585	$136,186
Net ceding commission	$47,749	$1,994	$672	$50,415

	Three months ended September 30, 2021
Subject premium	$161,308	$13,410	$3,135	$177,853
Quota share percentage	60.0%	35.0%	60.0%	58.1%
Assumed premium in Hagerty Re	$96,785	$4,694	$1,881	$103,360
Net ceding commission	$35,310	$1,618	$267	$37,195

In the U.S., the increase in premiums assumed by Hagerty Re during the three months ended September 30, 2022 compared to 2021 was primarily due to Hagerty Re’s U.S. quota share increasing from 60% in 2021 to 70% in 2022, which accounted for $18.5 million of the overall $32.8 million increase, as well as consistent underlying growth in premiums written by our MGAs and assumed by Hagerty Re.

Losses and loss adjustment expenses

Losses and loss adjustment expenses was $60.6 million for the three months ended September 30, 2022, an increase of $28.3 million, or 87.6%, compared to 2021. The increase was primarily driven by a $10.0 million loss related to Hurricane Ian and a $6.5 million loss related to the strengthening of reserves for U.S. auto liability for the 2022 accident year, which added 9.3% and 6.1%, respectively, to the loss ratio for the three months ended September 30, 2022. The remainder of the increase relates to Hagerty Re’s U.S. quota share increasing from 60% in 2021 to 70% in 2022. The loss ratio, including catastrophe losses, was 56.4% and 41.0% for the three months ended September 30, 2022 and 2021, respectively. The loss ratio excluding Hurricane Ian was 47.1% for the three months ended September 30, 2022.

Sales expense

Sales expense was $44.1 million for the three months ended September 30, 2022, an increase of $12.0 million, or 37.4%, compared to 2021. The increase was primarily due to a $8.9 million increase in travel and promotion costs related to newly acquired events, increased advertising and a $2.1 million increase in broker expense, which has driven additional premium volume across our agent distribution channel.

General and administrative services

General and administrative services expenses were $23.9 million for the three months ended September 30, 2022, an increase of $7.3 million, or 44.0%, compared to 2021, which was primarily driven by a $3.3 million increase in expenses related to operating as a public company, a $1.1 million increase in legal and consulting services related to acquisitions and a $0.8 million increase in software subscription licenses.

Depreciation and amortization

Depreciation and amortization expense was $8.9 million for the three months ended September 30, 2022, an increase of $3.0 million, or 51.0%, compared to 2021. The increase was primarily attributable to a higher base of capital assets from our digital platform development investment. Amortization on these capital assets increased by $1.4 million.

Change in fair value of warrant liabilities

During the three months ended September 30, 2022, the change in fair value of warrant liabilities which resulted in a gain of $11.6 million, which represents the net change in valuation of our warrant liabilities during the three months ended September 30, 2022. We did not have warrants as of September 30, 2021. Refer to Note 9 — Fair Value Measurements and Note 14 — Warrant Liabilities in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information with respect to our warrants.

Revaluation gain on previously held equity method investment

During the three months ended September 30, 2022, the Company recognized a revaluation gain on previously held equity method investments of $34.7 million, which represents the remeasurement of our 40% equity interest in Broad Arrow immediately prior to the Broad Arrow Acquisition in August 2022. Refer to Note 6 — Acquisitions and Investments in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information with respect to our acquisition of Broad Arrow.

Income tax benefit (expense)

Income tax benefit was $0.1 million for the three months ended September 30, 2022, a decrease of $2.0 million, or 104.8%, compared to 2021. The decrease in income tax expense for the three months ended September 30, 2022 compared to 2021 was primarily due to a decrease in net income before income tax expense of $11.6 million within Hagerty Re, partially offset by an increase in net income before income tax expense of $2.1 million within Broad Arrow, which are taxed as corporations. Refer to Note 16 — Taxation in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information with respect to items affecting our effective tax rate.

Nine Months Ended September 30, 2022 compared to the Nine Months Ended September 30, 2021

The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021, and the dollar and percentage change between the two periods:

	Nine months ended September 30,
	2022	2021	$ Change	% Change

REVENUE:	in thousands (except percentages)
Commission and fee revenue	$243,424	$214,004	$29,420	13.7%
Earned premium	290,719	212,370	78,349	36.9%
Membership, marketplace and other revenue	56,442	38,320	18,122	47.3%
Total revenue	590,585	464,694	125,891	27.1%
OPERATING EXPENSES:
Salaries and benefits	149,867	122,134	27,733	22.7%
Ceding commission	138,048	101,262	36,786	36.3%
Losses and loss adjustment expenses	136,144	87,643	48,501	55.3%
Sales expense	109,989	80,810	29,179	36.1%
General and administrative services	64,040	46,627	17,413	37.3%
Depreciation and amortization	24,337	15,282	9,055	59.3%
Total operating expenses	622,425	453,758	168,667	37.2%
OPERATING INCOME (LOSS)	(31,840)	10,936	(42,776)	(391.1)%
Change in fair value of warrant liabilities	37,869	—	37,869	100.0%
Revaluation gain on previously held equity method investment	34,735	—	34,735	100.0%
Interest and other income (expense)	(375)	(1,041)	666	64.0%
INCOME (LOSS) BEFORE INCOME TAX EXPENSE	40,389	9,895	30,494	308.2%
Income tax benefit (expense)	(4,077)	(4,790)	713	14.9%
Income (loss) from equity method investment, net of tax	(1,676)	—	(1,676)	(100.0)%
NET INCOME (LOSS)	$34,636	$5,105	$29,531	578.5%

Revenue

Commission and fee revenue

Commission and fee revenue was $243.4 million for the nine months ended September 30, 2022, an increase of $29.4 million, or 13.7%, compared to 2021, consisting of an increase of $24.7 million in revenue from renewal policies, as well as an increase of $4.7 million in revenue from new policies. The increase in revenue from renewal policies was primarily related to a 5.5% increase in renewal policy premiums as well as continued strong retention. The increase in renewal policy premiums for the nine months ended September 30, 2022 compared to 2021 reflects sustained year-over-year growth in our business, rate increases in several states due to inflation and appreciation of vehicle values, all of which contribute to higher premiums and, in turn, higher commission revenue.

New business revenue also benefits from rate actions and higher vehicle values. The average premium on a newly issued policy issued has increased 16.0% year-over-year as a result of writing accounts with higher insured values at higher rates. As a result, premiums from newly insured policies have increased $13.1 million, or 12.5% during the nine months ended September 30, 2022. In turn, commission revenue from newly issued policies grew by $4.1 million over the same period.

Commission and fee revenue from agent sources increased $16.8 million, or 14.8% and Commission and fee revenue from direct sources increased $12.6 million, or 12.6% during the nine months ended September 30, 2022. Commission rates, generating commission revenue, vary based on geography but do not differ by distribution channel (i.e., whether they are direct-sourced or agent-sourced).

During the nine months ended September 30, 2022, we experienced consistent underlying growth across all geographic areas in which we operate. Our commission and fee revenue from the U.S. increased $26.6 million, or 13.5%, commission and fee revenue from Canada increased $2.6 million, or 19.0% and commission and fee revenue from the U.K. increased $0.2 million, or 6.3%, each compared to the nine months ended September 30, 2021.

As discussed above, CUC agreements are based on written or earned premium and loss ratio results. Our loss ratio for the nine months ended September 30, 2022 was adversely impacted by the increased severity in U.S. auto liability claims in the 2022 accident year and net losses related to Hurricane Ian. As a result, expected CUC payout percentage for 2022 was reduced, driving a $4.1 million downward adjustment during the nine months ended September 30, 2022.

Earned premium

Earned premium revenue was $290.7 million for the nine months ended September 30, 2022, an increase of $78.3 million, or 36.9%, compared to 2021. Underlying growth added approximately $51.7 million to earned premium revenue and the increase in U.S. quota share percentage added approximately $25.3 million to earned premium during the nine months ended September 30, 2022. This increase in earned premium generally correlates with an increase in written premiums assumed by us of $88.8 million from $284.6 million for the nine months ended September 30, 2021 to $373.4 million for the nine months ended September 30, 2022.

Membership, marketplace and other revenue

Membership, marketplace and other revenue was $56.4 million for the nine months ended September 30, 2022, an increase of $18.1 million, or 47.3%, compared to 2021. Membership fee revenue was $32.8 million for the nine months ended September 30, 2022, an increase of $2.9 million, or 9.5%, compared 2021, which was primarily attributable to the increase in the issuance of new policies bundled with an HDC membership as well as an increase in storage revenue related to our Hagerty Garage + Social locations. For the nine months ended September 30, 2022, membership fees were 58.2% of the Membership, marketplace and other revenue total.

Marketplace revenue was $8.0 million for the nine months ended September 30, 2022, which was primarily generated by Broad Arrow auctions. For the nine months ended September 30, 2022, marketplace revenue was 14.2% of the Membership, marketplace and other revenue total.

Other revenue was $15.6 million for the nine months ended September 30, 2022, an increase of $7.2 million, or 86.7%, compared to 2021, primarily due to newly acquired events, resulting in increases of $3.6 million and $3.0 million in sponsorship income and admission income, respectively. Other revenue includes sponsorship, admission, advertising, valuation and registration income and accounts for 27.6% of the Membership, marketplace and other revenue total.

Costs and Expenses

Salaries and benefits

Salaries and benefits expenses were $149.9 million for the nine months ended September 30, 2022, an increase of $27.7 million, or 22.7%, compared to 2021. The increase was primarily attributable to a net increase of over 300 employees in our sales, member services, technology and distribution units, an increase of approximately 19% year over year. Headcount increased to support current and anticipated growth, such as the additions of several new large national insurance partnerships and our continued development of new systems and digital transformation technology investments, as well as several acquisitions, including the Broad Arrow Acquisition.

Ceding commission

Ceding commission expense was $138.0 million for the nine months ended September 30, 2022, an increase of $36.8 million, or 36.3%, compared to 2021. The increase was primarily attributable to an increase in our U.S. quota share percentage from 60% in 2021 to 70% in 2022, which accounted for $24.1 million of the increase, as well as higher U.S. premium volume ceded to Hagerty Re from our insurance carrier partner, which added approximately $9.9 million.

The following table presents the amount of premiums ceded and the quota share percentages for the nine months ended September 30, 2022 and 2021:

	U.S.	Canada	U.K.	Total

	in thousands (except percentages)
	Nine months ended September 30, 2022
Subject premium	$505,215	$42,190	$7,178	$554,583
Quota share percentage	70.0%	35.0%	70.0%	67.3%
Assumed premium in Hagerty Re	$353,651	$14,766	$5,025	$373,442
Net ceding commission	$130,565	$5,325	$2,158	$138,048

	Nine months ended September 30, 2021
Subject premium	$448,865	$36,442	$4,207	$489,514
Quota share percentage	60.0%	35.0%	60.0%	58.1%
Assumed premium in Hagerty Re	$269,319	$12,755	$2,524	$284,598
Net ceding commission	$96,565	$4,359	$338	$101,262

In the U.S., the increase in premiums assumed by Hagerty Re during the nine months ended September 30, 2022 compared to 2021 was primarily due to Hagerty Re’s U.S. quota share increasing from 60% in 2021 to 70% in 2022, which accounted for $50.5 million of the overall $88.8 million increase. In the U.K., the increase in premiums assumed in Hagerty Re from September 30, 2021 to September 30, 2022 was primarily due to the entry into the U.K. reinsurance agreement, which became effective during the first quarter of 2021 and the subsequent movement of business from another carrier to Markel International Insurance Company Limited. Lastly, we experienced consistent underlying growth in premiums assumed across all geographic areas in which the Company operates.

Losses and loss adjustment expenses

Losses and loss adjustment expenses was $136.1 million for the nine months ended September 30, 2022, an increase of $48.5 million, or 55.3%, compared to 2021. The increase was primarily driven by a $10.0 million loss related to Hurricane Ian and a $6.5 million loss related to the strengthening of reserves for U.S. auto liability for the 2022 accident year, which added 3.4% and 2.2%, respectively, to the loss ratio for the nine months ended September 30, 2022. The loss ratio, including catastrophe losses, was 46.8% and 41.3% for the nine months ended September 30, 2022 and 2021, respectively. The loss ratio excluding Hurricane Ian was 43.4% for the nine months ended September 30, 2022.

Sales expense

Sales expense was $110.0 million for the nine months ended September 30, 2022, an increase of $29.2 million, or 36.1%, compared to 2021. The increase was driven by a $19.3 million increase in travel and promotion costs, primarily related to newly acquired events and increased advertising and a $5.9 million increase in broker expense which has driven additional premium volume across our agent distribution channel.

General and administrative services

General and administrative services expenses were $64.0 million for the nine months ended September 30, 2022, an increase of $17.4 million, or 37.3%, compared to 2021, which was primarily driven by a $8.9 million increase in expenses related to operating as a public company, a $2.2 million increase in software subscription licenses and a $1.9 million increase in consulting services related to the continued scaling of our digital assets.

Depreciation and amortization

Depreciation and amortization expense was $24.3 million for the nine months ended September 30, 2022, an increase of $9.1 million, or 59.3%, compared to 2021. The increase was primarily attributable to a higher base of capital assets from our digital platform development investment. Amortization on these capital assets increased by $6.0 million.

Change in fair value of warrant liabilities

During the nine months ended September 30, 2022, the change in fair value of warrant liabilities which resulted in a gain of $37.9 million, which represents the net change in valuation of our warrant liabilities during the nine months ended September 30, 2022. We did not have warrants as of September 30, 2021. Refer to Note 9 — Fair Value Measurements and Note 14 — Warrant Liabilities in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information with respect to our warrants.

Revaluation gain on previously held equity method investment

During the nine months ended September 30, 2022, the Company recognized a revaluation gain on previously held equity method investments of $34.7 million, which represents the remeasurement of our 40% equity interest in Broad Arrow immediately prior to the Broad Arrow Acquisition in August 2022. Refer to Note 6 — Acquisitions and Investments in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information with respect to our acquisition of Broad Arrow.

Income tax benefit (expense)

Income tax expense was $4.1 million for the nine months ended September 30, 2022, a decrease of $0.7 million, or 14.9%, compared to 2021. The decrease in income tax expense for the nine months ended September 30, 2022 compared to 2021 was primarily due to a decrease in net income before income tax expense of $5.5 million within Hagerty Re, partially offset by an increase in net income before income tax expense of $2.1 million within Broad Arrow, which are taxed as corporations. Refer to Note 16 — Taxation in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information with respect to items affecting our effective tax rate.

Liquidity and Capital Resources

Maintaining a strong balance sheet and capital position is a top priority for us. We manage liquidity globally and across all operating subsidiaries, making use of our working capital, equity proceeds from the Business Combination, and our Credit Facility (as defined below).

Future Sources and Uses of Liquidity

Our sources of liquidity are our (1) cash on hand, (2) net working capital, (3) cash flows from operations and (4) our Credit Facility (as defined below). Based on our current expectations, we believe that these sources of liquidity will be sufficient to meet our needs for at least the next 12 months.

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

Capital and Dividend Restrictions

Through our reinsurance subsidiary, Hagerty Re, we reinsure the same personal lines risks that are underwritten by our affiliated MGA subsidiaries on behalf of our insurance carrier partners. Our reinsurance operations are self-funded primarily through existing capital and net cash flows from operations. As of September 30, 2022, Hagerty Re had approximately $349.3 million in Cash and cash equivalents and Restricted cash and cash equivalents. We generally fund our MGA, membership and marketplace operations and planned capital expenditures from our cash flow from operations, cash on hand and, if needed, borrowings from our Credit Facility (as defined below).

We, and particularly Hagerty Re, pay close attention to the underlying underwriting and reserving risks by monitoring the pricing and loss development of the underlying business written through its affiliated MGAs. Additionally, Hagerty Re seeks to minimize its investment risk by investing in low yield cash, money market accounts and investment grade municipal securities.

Capital Restrictions

In Bermuda, Hagerty Re is subject to the Bermuda Solvency Capital Requirement ("BSCR") administered by the BMA. No regulatory action is taken by the BMA if an insurer’s capital and surplus is equal to or in excess of their enhanced capital requirement as determined by the BSCR model. In addition, the BMA has established a target capital level for each insurer which is 120% of the enhanced capital requirement. To ensure compliance with BSCR standards, Hagerty Re's target is 130% of the enhanced capital requirement. As of September 30, 2022, Hagerty Re's actual performance relative to the enhanced capital requirement was in excess of 120%.

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

Comparative Cash Flows

The following table summarizes our cash flow data for the nine months ended September 30, 2022 and 2021:

	Nine months ended September 30,
	2022	2021	$ Change	% Change

	in thousands (except percentages)
Net Cash Provided by Operating Activities	$93,563	$85,359	$8,204	9.6%
Net Cash Used in Investing Activities	(79,679)	(53,761)	(25,918)	(48.2)%
Net Cash Provided by Financing Activities	$500	$44,944	$(44,444)	(98.9)%

Operating Activities

Cash provided by operating activities primarily consists of net income (loss) adjusted for non-cash items and changes in working capital balances.

Net cash provided by operating activities is presented below:

	Nine months ended September 30,
	2022	2021	$ Change	% Change

	in thousands (except percentages)
Net income (loss)	$34,636	$5,105	$29,531	578.5%
Non-cash adjustments to net income (loss)	(33,680)	21,665	(55,345)	(255.5)%
Changes in operating assets and liabilities	92,607	58,589	34,018	58.1%
Net Cash Provided by Operating Activities	$93,563	$85,359	$8,204	9.6%

Net cash provided by operating activities for the nine months ended September 30, 2022 was $93.6 million, an increase of $8.2 million, or 9.6% compared to 2021. The increase in net cash provided by operating activities was primarily due to an increase in cash due to the timing of Broad Arrow transactions in which cash was collected from buyers during the nine months ended September 30, 2022 and outgoing proceeds to sellers of approximately $13.5 million was not completed until October 2022. This was offset by a decrease in cash flow from operating losses, excluding non-cash increases in loss expense related to Hurricane Ian and additional reserves totaling $16.5 million, an in increase in depreciation and amortization expense of $9.1 million and the introduction of stock-based compensation in 2022, which contributed $8.2 million of non-cash expense.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2022 increased $25.9 million compared to 2021. We invested approximately $33.4 million in property, equipment and software (excluding acquisitions) which was primarily driven by internally developed software, an increase of $2.3 million compared to the same period in 2021. We had payments related to acquisitions, net of cash acquired, totaling $12.7 million during the nine months ended September 30, 2022, an increase of $1.4 million compared to 2021. Further, in January 2022, we invested approximately $15.3 million as an equity method investment and joint venture with Broad Arrow. We subsequently acquired the remaining 60% outstanding equity interest of Broad Arrow in an all equity transaction. For additional information regarding our 2022 acquisitions and equity method investments, refer to Note 6 — Acquisitions and Investments in Item 1 of Part I of this Quarterly Report on Form 10-Q. Lastly, we issued $8.4 million of terms loans during the nine months ended September 30, 2022, all subsequent to our acquisition of Broad Arrow. For additional information regarding our term loans, refer to 4 — Notes Receivable in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2022 decreased $44.4 million compared to 2021, primarily due to a net increase in payments on debt under our Credit Facility (as defined below). There were total net cash inflows of $0.5 million related to our Credit Facility during the nine months ended September 30, 2022, compared to $49.5 million of net cash inflows during the nine months ended September 30, 2021.

Financing Arrangements

Multi-bank Credit Facility

In September 2022, we entered into a Fourth Amendment to Amended and Restated Credit Agreement ("Credit Agreement"), which amended the terms of our revolving credit facility ("Credit Facility") with JPMorgan Chase Bank, N.A., as administrative agent, and the other financial institutions party thereto from time to time as lenders.

The current term of the Credit Agreement expires in October 2026 and may be extended by one year on an annual basis if agreed to by us and the lenders party thereto. Any unpaid balance on the Credit Facility is due at maturity.

The Credit Facility borrowings are collateralized by our assets, except for the assets of our U.K., Bermuda and German subsidiaries as well as MHH and its subsidiaries.

Under the Credit Agreement, we are required, among other things, to meet certain financial covenants, including a fixed charge coverage ratio and a leverage ratio. We were in compliance with these covenants as of September 30, 2022.

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

The purpose of the interest rate swap agreement is to fix the interest rate on a portion of our existing variable rate debt in order to reduce exposure to interest rate fluctuations. Under such agreements, we pay the counterparty interest at a fixed rate. In exchange, the counterparty pays us interest at a variable rate, adjusted quarterly and based on the Secured Overnight Financing Rate ("SOFR"). The amount exchanged is calculated based on the notional amount. The significant inputs, primarily the SOFR forward curve, used to determine the fair value are considered Level 2 observable market inputs. We monitor the credit and nonperformance risk associated with its counterparty and believes the risk to be insignificant and does not warrant a credit adjustment at September 30, 2022.

In December 2020, we entered into a 5-year interest rate swap agreement with an original notional amount of $35.0 million. In September 2022, the interest rate swap was amended to replace LIBOR with SOFR and the fixed swap rate is now 0.81%. This interest rate swap matures in December 2023.

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

Contractual Obligations

The following table summarizes the significant contractual obligations and other commitments as of September 30, 2022:

	Total	2022	2023	2024	2025	2026	Thereafter

	in thousands
Debt	$136,000	$—	$—	$—	$—	$136,000	$—
Interest payments	926	71	285	285	285	—	—
Operating leases	120,794	3,833	11,949	12,018	11,754	11,211	70,029
Purchase commitments	14,541	—	10,791	3,750	—	—	—
Total	$272,261	$3,904	$23,025	$16,053	$12,039	$147,211	$70,029

Interest payments excludes variable rate debt interest payments and commitment fees related to our Credit Facility.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet financing arrangements as of September 30, 2022.

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

Redeemable Non-Controlling Interest

As of December 31, 2021, redeemable non-controlling interest represented the economic interests of Legacy Unit Holders. Income or loss is attributed to the redeemable non-controlling interest based on the weighted average ownership of the Hagerty Group Units outstanding during the period held by Legacy Unit Holders. In connection with the Business Combination, Hagerty, Inc. entered into a Legacy Unit Holders Exchange Agreement with the Legacy Unit Holders. The Legacy Unit Holders Exchange Agreement permitted the Legacy Unit Holders to exchange Class V Common Stock and associated Hagerty Group Units for an equivalent amount of Class A Common Stock, or at the option of the Company, for cash. Because the Company has the option to redeem the non-controlling interest for cash and the Company is controlled by the Legacy Unit Holders through their voting control, the non-controlling interest was considered redeemable outside the Company's control. The redeemable non-controlling interest was measured at the greater of the initial fair value or the redemption value and was required to be presented as temporary equity on our Condensed Consolidated Balance Sheets.

The Legacy Unit Holders Exchange Agreement was amended as of March 23, 2022. As a result of this amendment, the redeemable non-controlling interest held by the Legacy Unit Holders outstanding was recorded as non-controlling interest and presented as permanent equity on our Condensed Consolidated Balance Sheets. Refer to Note 12 — Members' and Stockholders' Equity, in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information.

New Accounting Standards

New accounting standards are described in Note 1 — Summary of Significant Accounting Policies and New Accounting Standards, in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Seasonality and Quarterly Results

	2021
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)

	in thousands
Commission and fee revenue	$54,373	$83,443	$76,188	$57,567
Earned premium	63,234	70,437	78,700	83,453
Membership, marketplace and other revenue	11,593	13,529	13,198	13,364
Total revenue	$129,200	$167,409	$168,086	$154,384

Total operating expenses	134,296	153,135	166,328	175,390
Operating income (loss)	$(5,096)	$14,274	$1,758	$(21,006)

Net income (loss)	$(6,850)	$12,503	$(548)	$(66,459)

	2022
	First Quarter (2)	Second Quarter (3)	Third Quarter (4)	Fourth Quarter

	in thousands
Commission and fee revenue	$62,461	$95,506	$85,457	N/A
Earned premium	89,132	94,100	107,487	N/A
Membership, marketplace and other revenue	16,218	16,411	23,813	N/A
Total revenue	$167,811	$206,017	$216,757	N/A

Total operating expenses	180,815	203,630	237,980	N/A
Operating income (loss)	$(13,004)	$2,387	$(21,223)	N/A

Net income (loss)	$15,866	$(5,543)	$24,313	N/A

(1) Fourth quarter 2021 net loss of $66.5 million is primarily due to an increase in fair value of warrant liabilities expense of $42.5 million that was recognized as a non-operating expense, as well as approximately $13.3 million, which consisted primarily of accelerated vesting of incentive plans related to the Business Combination.
(2) First quarter 2022 net income of $15.9 million is primarily due to a decrease in the fair value of warrant liabilities, which generated a gain of $31.7 million that was recognized as non-operating income.
(3) Second quarter 2022 net loss of 5.5 million is primarily due to an increase in the fair value of warrant liabilities, which generated a loss of $5.4 million that was recognized as a non-operating expense.
(4) Third quarter 2022 net income of $24.3 million is primarily due to a decrease in the fair value of warrant liabilities, which generated a gain of $11.6 million and the revaluation of our previously held equity method investment immediately prior to the Broad Arrow Acquisition, which generated a gain of $34.7 million. Both gains were recognized as non-operating income.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2022 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms specified by the SEC.

Changes in Internal Controls Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 16, 2022, as part of the Broad Arrow Acquisition and pursuant to the Contribution and Exchange Agreement, we issued 713,684 shares of Class A Common Stock in Hagerty, Inc. to certain foreign Contributors, subject to a lockup that phases out pro-rata over a 5-year period. In addition, we issued 4,724,560 Hagerty Group Units to certain domestic Contributors which can be exchanged on a one-for-one basis over a 5-year period for Class A Common Stock in Hagerty, Inc., beginning in 2023. These shares were issued in reliance upon one or more exemptions from the registration requirements of the Securities Act, including Section 4(a)(2) thereof and Rule 506(b) of Regulation D.

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

10.1
Fourth Amendment to Amended and Restated Credit Agreement, dated as of September 30, 2022, among The Hagerty Group LLC, the Lenders party hereto, and JPMorgan Chase Bank, N.A., as Administrative Agent. Portions of this Exhibit have been omitted.

10.2
Contribution and Exchange Agreement, dated August 9, 2022, by and among Hagerty, Inc., The Hagerty Group, LLC, Broad Arrow Group, Inc., Broad Arrow Holdings LLC, each other Contributor party thereto, and the Contributor Representative party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-40244), filed with the SEC on August 9, 2022).

10.3†
Employment Agreement, dated August 19, 2022, by and between the Company and Patrick McClymont (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-40244), filed with the SEC on August 23, 2022).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith.
32.1#	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.
32.2#	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL).

*	The schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
†	Indicates management contract or compensatory plan or arrangement.
#	This certification is deemed not filed for purpose of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

Signatures

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 10, 2022.

HAGERTY, INC.

By:	/s/ McKeel O Hagerty
McKeel O Hagerty
Chief Executive Officer

HAGERTY, INC.

By:	/s/ Patrick McClymont
Patrick McClymont
Chief Financial Officer