Form 10-K
period 2022-12-31
Hagerty, Inc.
filed 2023-03-14
CIK 1840776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2022, based on the closing price of $11.49 for shares of the Registrant’s Class A Common Stock as reported by the New York Stock Exchange, was approximately $262.1 million. Shares of common stock beneficially owned by each executive officer, director, and holders of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The registrant had 83,211,595 shares of Class A Common Stock outstanding and 251,033,906 shares of Class V Common Stock outstanding as of March 1, 2023.

Documents incorporated by reference:
Portions of the registrant's definitive Proxy Statement for its 2023 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2022, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

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

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K, as well as information included in oral statements or other written statements made by us, contain statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, products, services, and technology offerings, market conditions, growth and trends, expansion plans and opportunities, and our objectives for future operations are forward-looking statements. Forward-looking statements can be identified by words such as "anticipate," "believe," "envision," "estimate," "expect," "intend," "may," "plan," "predict," "project," "target," "potential," "will," "would," "could," "should," "continue," "ongoing," "contemplate," and other similar expressions, although not all forward-looking statements contain these identifying words.
We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in Part I, Item 1A, "Risk Factors" in this Annual Report on Form 10-K. In light of these risks, uncertainties, and assumption, the future events and trends discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statement.

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
•anticipate and address impacts from the COVID-19 pandemic;
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

You should not rely on forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, performance, or events and circumstances reflected in the forward-looking statements will occur. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the effect of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. The forward-looking statements in this Annual Report on Form 10-K represent our views as of the date of this Report. We undertake no obligation to update any of these forward-looking statements for any reason after the date of this Annual Report on Form 10-K or to conform these statements to actual results or revised expectations.

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports, are available free of charge on our website, investor.hagerty.com, under the heading "Financials" immediately after they are filed with, or furnished to, the SEC. We use our investor relations website, investor.hagerty.com, as a means of disclosing information which may be of interest or material to our investors and for complying with disclosure obligations under Regulation FD. Accordingly, investors should monitor our investor relations website, in addition to following our press releases, SEC filings, public conference calls, webcasts, and social media channels. Information contained on or accessible through, including any reports available on, our website or social media channels is not a part of, and is not incorporated by reference into, this Annual Report on Form 10-K or any other report or document we file with the SEC. Any reference to our website in this Form 10-K is intended to be an inactive textual reference only.

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

Book of Business Insurance policies bound by us with our Carriers (as defined below) on behalf of our insurance Members (as defined below).

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

IBNR Incurred but not reported, a reserve account used as a provision for claims and/or events that have transpired but have not yet been reported to the Carrier.

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

Members Insurance policyholders and HDC paid subscribers.

MGA Managing General Agent, an insurance agent or broker that has been granted underwriting authority by an insurer.

MHH Member Hubs Holding, LLC is a joint venture formed to create Hagerty Garage + Social between Hagerty Ventures LLC, a wholly owned subsidiary of The Hagerty Group, and HGS Hub Holdings LLC.

NPS Net Promoter Score, which is used as an important measure of the overall strength of our relationship with Members. As a leading auto enthusiast brand, we use NPS as a barometer for Hagerty brand loyalty and engagement, and is a strong indicator of growth and retention.

Omnichannel A multichannel approach to sales that focuses on providing a seamless Member experience.

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
v

PART I

ITEM 1: BUSINESS

Company Overview

Hagerty is a global market leader in providing insurance for classic cars and enthusiast vehicles. We consistently earn strong net promoter scores ("NPS") by providing auto enthusiasts superior insurance coverage with excellent customer service and at lower prices than traditional carriers. We have also leveraged our trusted insurance brand to build a leading automotive lifestyle brand. We offer an automotive enthusiast platform that protects, engages, entertains and connects with our insurance policyholders and Hagerty Drivers Club ("HDC") paid subscribers (collectively, "Members") and other car enthusiasts. Our goal is to save driving and car culture for future generations.

We have developed an ecosystem of products, services and entertainment for car lovers that catalyzes their passion for cars and driving. The first Hagerty company was founded in 1984. Hagerty, Inc., a Delaware corporation, was formed in 2020 and our business today offers four highly integrated strategic product areas: Insurance, Membership, Marketplace and Media & Entertainment.

The backbone of our ecosystem is our fast-growing insurance operations. People take excellent care of the things they love, and we take great pride in protecting and preserving our Members’ treasured vehicles. During the past 38 years, we have consistently grown our insurance operations and currently insure more than 2.2 million classic cars and enthusiast vehicles worldwide. We have built a strong reputation for providing great customer service for Members through our passionate member service center, resulting in a NPS of approximately 83 over the last decade. Further, our insurance policy retention rate has been close to 90% over the past decade, with a typical policy life of approximately nine years.

Our market data informs our strategic decisions. Years ago, we decided to follow the data insights we gathered from our insurance operations to design and build additional adjacent and integrated offerings for car enthusiasts in order to drive retention and loyalty. Our products are intended to work together to engage, entertain, and connect with car lovers at various stages of their passion — digitally, on the track, in the garage, at an event, or on the road. We believe the combination of insurance and these adjacent offerings creates an ecosystem of products generating multiple points of monetization, resulting in an attractive recurring revenue business model.

As we continue to grow, we believe our digitally driven thinking will continue to enhance Member engagement and reduce transaction friction. Our systems must be highly integrated, whether to issue an insurance policy or to sell a ticket to a car event. We think long-term. We believe the combination of these activities positions us to continue to grow into a multi-dimensional ecosystem catering to a large and expanding auto enthusiast market.

Industry and Market Opportunity

We love cars and we are not alone. The collector vehicle market is large and growing. We estimate that there are approximately 45 million insurable collector cars in the U.S., of which approximately 11 million are pre-1981 and 34 million are post-1980 collectibles. Further, we estimate that the U.S. market translates into $12 to $15 billion of annual premium for insurable collector cars based on an average vehicle premium of $300 per year. While we have grown our written premium by an average of 15% per year over the last decade and have become one of the leading providers of collector car insurance, we estimate our market share in the collector vehicle insurance market is currently only 4%.

Growth in the collector vehicle market, as evidenced by recent sales activity and increased values, is being enhanced by several factors, including:

•Cars manufactured after 1980 are becoming modern collectibles.
•Increasing focus on collectible cars as an asset class for investment. These cars have an 8% historical annual appreciation. According to our estimates, approximately 63% of the vehicles in our database increased in value in 2022.
•Demographic factors such as baby boomer retirements and millennial interest are driving up demand for collector cars.
•Expanding automotive subcultures are adding to the automotive enthusiast community.
•The supply of enthusiast vehicles is continuing to expand as premium luxury cars are being built in greater numbers than ever before.

We believe we are well positioned to capture a larger share of this growing market. In order to fully capitalize on this opportunity, we apply a data driven Member and vehicle segmentation approach that combines an understanding of vehicle ownership data, demographic data and vehicle usage. Based upon this approach, we are able to analyze key vehicle markets, explore additional opportunities within these markets, overlay demographic and usage data to enrich our approach and leverage the information to better serve the auto enthusiast community.

Business Model and Competitive Strengths

The Hagerty brand has been carefully curated over the last four decades by providing Members with excellent customer service through our team of passionate automotive experts, resulting in an industry leading NPS score of 83 and insurance Member retention rate of nearly 90%. Our product offerings are built to earn a steady and increasing share of car lovers’ discretionary spending. To illustrate, by investing in Membership, Marketplace and Media & Entertainment, we have the opportunity to counteract insurance policy attrition resulting from vehicle sales by establishing a relationship with the new owner through these product offerings. Our array of products and services functions not only as part of our growth strategy and market expansion but also to diversify our revenue streams in the future.

Insurance

We provide insurance for more than 2.2 million classic cars and enthusiast vehicle worldwide. Our insurance business model positions us to control the pricing and underwriting of the insurance policies, benefit from steady fee-based income and engage directly with consumers. With our vast network of brokers and agents, and through our strategic insurance partners, we believe we are positioned to capture more of the large and growing enthusiast vehicle insurance market over the coming decade.

Our insurance model generates two types of revenue: (1) commission and fees and (2) earned premium. As a Managing General Agent ("MGA"), we underwrite, sell and service policies on behalf of our carriers and earn commission revenue based on the level of written premiums. Then, because we have confidence in our underwriting, as demonstrated by our predictably low loss ratios, we reinsure a portion of the written premium through Hagerty Re and recognize earned premium as additional revenue.

We utilize our data science capabilities to benefit both our MGA activities, as well as our risk-taking activities through Hagerty Re. Some examples of how we utilize data science include:

•Underwriting and Risk Assessment: Decades of data allow us to accurately assess the risk associated with insuring collectible cars through actuarial analysis, which leads to more efficient underwriting and appropriate pricing.
•Market Analysis: Machine learning algorithms are designed to analyze data on collector car sales and values to identify trends and initiate automated marketing, sales and servicing workflows.
•Customer Service: AI-powered tools provide instant and accurate responses to Member inquiries, freeing up our member service agents to handle more complex issues and improve the Member experience.
•Claims Processing: Streamlining the claims process by automating routine tasks and flagging potential fraud.

We are investing substantial resources in research and development to enhance our platform, develop new products and features, and improve the speed, scalability, and security of our platform infrastructure. Our research and development organization consists of world-class engineering, product, data, and design teams. These teams work collaboratively to bring our products to life, from conception and validation to implementation.

Commission Revenue

We earn commission revenue for the distribution and servicing of classic and collector motor vehicle and boat insurance policies written through personal and commercial lines agency agreements with multiple carriers in the U.S., Canada, and the United Kingdom ("U.K."). On average, we generate commissions equal to 32% of the written premium, as well as up to an additional 10% of contingent underwriting commissions based on achieving targeted loss ratios. We have a track record of success, including high retention rates of nearly 90% and low loss ratios averaging under 40% over the last decade.

Our insurance offerings are centered around our "Guaranteed Value" insurance policy which differentiates our coverage from the standard auto insurance market. This means the covered vehicles are insured at their true replacement cost, whereas standard auto coverage is insured at a depreciated value. We work closely with our Members to determine the right amount of coverage for their vehicle, utilizing Hagerty Valuation Tools ("HVT"), which has been built over decades of collecting vehicle sales information. If a car experiences a covered total loss, we pay the full amount of the car's insured value without any depreciation.

Omnichannel Distribution

Our insurance products are unique due to our omnichannel distribution approach — meaning we sell to our insurance Members wherever they need us. This omnichannel approach allows us to interact with Members across three channels: (1) directly to consumers; (2) through independent agents and brokers; and (3) through strategic distribution partnerships.

Direct Sales Channel

Our direct sales channel is serviced by our employee agents working across all 50 states and three countries to drive new business flow. Approximately 45% of our total U.S. auto written premium is generated through direct sales. As explained further below under "Membership", we connect with our Members at multiple points of engagement whereas typical insurance companies engage with their customers only at the point of purchase and upon renewal. We have built an ecosystem around the automotive enthusiast that results in multiple interactive touchpoints annually.

We believe that consumers who feel part of an enthusiast community or club are more engaged and have higher renewal rates than those who simply purchase a good or service. Our insurance policy retention rate is nearly 90% with a typical policy life of approximately nine years, resulting in a strong recurring revenue model in large part because of our leading NPS. This is a significant competitive advantage over competitors who, without strong affinity or engagement, are left to define their competitive edge based on price. Our community of engaged automotive enthusiasts is a stark differentiator from our competitors who, in our eyes, have a transactional, price-based relationship with their customers.

Independent Agent and Broker Channel

Approximately 33% of our total U.S. auto written premium is generated by the agent and broker channel through our relationships with over 45,000 independent agents and brokers, including the independent agents in our partnership channel as discussed below. Our independent agents and brokers represent all of the top 10 brokers in the U.S. by revenue. One of the greatest competitive threats agents and brokers face is the battle against "ordinary." It can be challenging for these firms to create a memorable or distinctive experience for insurance buyers. We are often told by agents and brokers that partnering with us to bring value and joy to their enthusiast clients is unmatched in the marketplace. Our high-engagement and experiential approach to the market is often co-branded by our agents/brokers to deliver auto enthusiasts an experience the agent/broker could not deliver themselves. As a result, both brands benefit together in longer-lasting and more intimate client relationships.

Partnership Channel

We also market our insurance products through our insurance distribution partners. This channel consists of partnerships with 9 of the top 10 largest auto insurers (as ranked by S&P Global Market intelligence based upon 2021 direct premiums written) and currently accounts for approximately 22% of total written premium. Under these arrangements, we generally make our specialty insurance products and related services available to the carrier's brokers and the brokers then refer or present to us their clients who cannot obtain through the carrier itself the types of specialty classic or collector car insurance products and services the client wants or needs. Under one distribution partnership, we serve as the carrier's exclusive managing general underwriter for classic and collector car insurance products. Our track record of expertise and growth creates opportunities for cultivating strong, mutually beneficial partnerships that allow us to continue to meaningfully grow our share of the collector car market in the U.S. that we don’t service today.

Most insurance companies offer and compete for multi-line insurance: auto, property, liability, boat, aircraft, and other exclusive collectables. Our focus on collector vehicle products and services reduces competitive threats for partners and raises their confidence in trading with us. Furthermore, we focus our investments on developing capabilities that serve the interests of the car enthusiast market. This depth and discipline of focus has enabled us to maintain a "neutral" and non-threatening partner of choice position with the highest quality automobile insurance companies in the market.

Our approach to partnerships enables complementary growth. Our business model is attractive to our partners because we offer a full-service solution for their specialty customers and their specialty cars. We handle product development and pricing, sales and service, underwriting and claims services on behalf of our underwriting carriers, and we offer Member benefits tailored to the enthusiast all through our proprietary technology and by our sales and service teams. For partners, our focus on the collector car space allows them to focus on other parts of their business portfolios. We then align financial interests so both parties enjoy a gain-share approach to the relationship, which creates strong and more durable institutional bonds. When our partners win and grow, we do as well. We take great care to build partnerships with firms who share our cultural principles and intense focus on customer service.

Strategic Agreements

State Farm Alliance

We entered into a master alliance agreement with State Farm Mutual Automobile Insurance Company ("State Farm") in 2020 to establish an alliance insurance program whereby State Farm’s customers, through State Farm agents, will have access to our features and services. We expect to begin these services in the second half of 2023, at which point we will add State Farm's approximately 19,200 agents to our partnership channel.

As part of our master alliance agreement with State Farm, we also entered into a managing general underwriter agreement whereby the State Farm Classic+ policy will be offered through State Farm Classic Insurance Company, a new wholly owned subsidiary of State Farm, subject to any applicable state regulatory review and approval. The State Farm Classic+ policy will be available to new and existing customers through State Farm agents on a state-by-state basis. Hagerty Insurance Agency, LLC will be paid a commission under the managing general underwriter agreement and ancillary agreements for servicing the State Farm Classic+ policies. Additionally, we have the opportunity to offer HDC membership to State Farm Classic+ customers, which provides us an additional revenue opportunity.

Markel Alliance

Markel is the ultimate parent company of Essentia Insurance Company ("Essentia"), which serves as the dedicated carrier for specialty classic and collector vehicle insurance policies sold by our affiliated U.S. and U.K. MGA subsidiaries. Essentia is exclusive to our MGAs and writes no business other than insurance policies for Hagerty. Under this arrangement, we are licensed and appointed as Essentia’s MGA and are authorized to develop insurance products, underwrite, bill and perform claims services for policies written through Essentia. State laws govern many of the activities under this relationship and our MGAs must maintain the appropriate licensing as a producer and, where required, as an MGA, plus additional requirements in some states for claims adjusting.

Essentia cedes premiums and risk through quota share reinsurance agreements to our key insurance distribution partners with the remaining retained premium being ceded to its affiliate, Evanston Insurance Company ("Evanston"). Evanston, in turn, cedes a portion of the business it reinsures from Essentia, to Hagerty Re. For Evanston to take credit for reinsurance under applicable state law, Hagerty Re maintains funds in trust for the benefit of Evanston. The Markel and Hagerty agreements governing the relationship expire at the end of 2030 and include extension periods.

Aviva Canada Alliance

Aviva Canada Inc. ("Aviva") is the parent company of Elite Insurance Company and serves as the carrier for our affiliated Canadian MGA subsidiary ("Hagerty Canada") specialty classic and collector vehicle insurance program. The relationship with Aviva in Canada is exclusive with respect to specialty classic and collector vehicle insurance, with the exception of the Quebec province, where a third-party insurance agency carries the appropriate licenses and authority to submit business to Elite Insurance Company. Hagerty Canada receives compensation in the form of a broker commission. Elite Insurance Company and Hagerty Re have a reinsurance quota share agreement. The terms of the Aviva agreements expire in 2030 and include a 5-year extension. Canadian provincial laws govern many of the activities under this relationship and, in addition to appropriate carrier licensing requirements, Hagerty Canada must maintain the appropriate licensing.

Earned Premium

Because we have confidence in our underwriting, as demonstrated by our predictably low loss ratios, we reinsure a portion of the written premium through Hagerty Re and recognize earned premium as revenue. Hagerty Re, which was formed in Bermuda in 2017, shares in increasing amounts of the underwriting profit generated by the sale of insurance policies through our MGA affiliates. Our reinsurance capabilities allow us to efficiently deploy capital and create steady, consistent underwriting results. Our deliberate approach to managing risk and employing actuarial discipline to the underwriting process results in an attractive average loss ratio of 43% over the last three years. This compares favorably to the overall auto insurance industry average of approximately 66%. Our U.S. and U.K. quota share, or retained risk, was 60% in 2021, 70% in 2022, and will increase to at least 80% in 2023. Importantly, our MGA affiliates also handle the claims for our programs so that we can ensure our Members are receiving high levels of service that are focused on the unique requirements of repairing vintage and rare vehicles. As a result, our insurance offerings work together to help us grow and share in the profits we generate.

Membership

Our focus on Membership offerings is intended to build a community of car lovers that are loyal to the Hagerty brand due to the multiple valuable points of engagement we provide.

Typical insurance businesses engage with their customers only a few times a year. Through our diverse Membership offerings, including HDC and Hagerty Garage + Social, we deploy an ecosystem of engagement, including both physical (through events and social functions) and digital platforms (through media content, social media engagement, market news and valuation data) that can result in numerous touchpoints with Members each year. We believe our leading NPS and strong retention rates reflect the effectiveness of our enthusiast ecosystem.

HDC cultivates strong brand loyalty by providing multiple points of engagement to its approximately 753,000 HDC Members. A paid subscription to HDC gives Members access to our products and services, including Hagerty Drivers Club Magazine, automotive enthusiast events, our proprietary vehicle valuation tool, emergency roadside services and special vehicle-related discounts. As of December 31, 2022, approximately three-quarters of new insurance policyholders purchase a subscription to HDC.

Hagerty Garage + Social is a growing nationwide platform of premium, climate-controlled clubhouses and car storage facilities. This platform gives us a physical brand experience capability across a number of strategic markets in the U.S. and Canada. Hagerty Garage + Social locations are currently in Bedford Hills, New York; Chicago, Illinois; Delray Beach, Florida; Palm Beach, Florida; Miami, Florida; Redmond, Washington; Van Nuys, California; and Culver City, California. In Canada, we have a location in Burlington, Ontario. At these locations, Hagerty Garage + Social Members can store their collector vehicles, admire other car lovers’ stored vehicles and interact with similarly minded automotive enthusiasts, and experience events, activations and content in a branded, curated unique setting.

Marketplace

Marketplace leverages the power of our ecosystem to serve car enthusiasts by offering services for buying and selling collector cars. The market for buying and selling collector cars is substantial, encompassing live and time-based online auctions and private sales. We estimate that there are approximately 45 million insurable collector cars in the U.S., valued at approximately $1.0 trillion. In 2022, we observed approximately 300,000 buy/sell vehicle transactions representing approximately $12.5 billion in total value trading hands in our U.S. insurance book, or approximately 1% of the estimated U.S. market value. We believe we can differentiate from other platforms and services by injecting a higher level of trust into this marketplace by using our existing size, scale and trusted brand status.

In January 2022, we entered into a joint venture with Broad Arrow Group, Inc. ("Broad Arrow"), pursuant to which we invested $15.3 million in exchange for equity ownership of approximately 40% of Broad Arrow. Then, in August 2022, we acquired the remaining 60% of Broad Arrow in exchange for approximately $73.3 million of equity consideration consisting of Class A Common Stock and Hagerty Group Units. As a result of this acquisition, we and Broad Arrow expect to further leverage our respective product offerings and continue to build Marketplace.

Marketplace utilizes its live and time-based online auctions, conducted through Broad Arrow, as well as private sales through Hagerty Classifieds and Collectors Garage to facilitate the buying and selling of collector cars through the Hagerty ecosystem. Marketplace also conducts asset-backed financing through Broad Arrow Capital. Marketplace utilizes HVT, our valuation tool used by over three million people each year to access current and historic pricing data on more than 40,000 collector vehicle models based on our robust proprietary database of Hagerty Price Guide values dating as far back as 2006.

Media & Entertainment

Hagerty Media & Entertainment is how we create positive ongoing engagement with our current and prospective Members alike. Producing and distributing quality content and operating world-class car events help us establish and maintain our brand and bring additional context and value to Hagerty’s various products including Insurance, Membership and Marketplace.

Hagerty Media features the work of the nation’s top automotive content creators, journalists, and storytellers who bring the world of cars to life in exciting and unexpected ways across a variety of digital, print, and video media formats. Hagerty Media produces exclusive media content for our HDC Members as well as content we make available for free and is supported by advertising. This includes the award winning Hagerty Drivers Club Magazine (among the largest auto magazine based on audited circulation data), premium video content (2.5 million YouTube subscribers, nearly 500 million aggregate views), social media (4.7 million followers on Hagerty social media channels) and thousands of written articles read by over one million unique users every month. Hagerty’s media team covers entertainment, news, market information and vehicle valuation trends, all of which generate an engaged audience that drives retention and brings new Members into our ecosystem.

Car enthusiasts love to gather with one another informally and formally throughout the year. We sponsor or own more than 1,800 automotive events annually. Hagerty Events encompasses three of the largest Concours d’Elegance in the U.S. and an eclectic mix of small and large events where people share cars and camaraderie, whether these are small, casual touring events or exclusive drives with some of the finest cars in the world. Our team operates marquee Concours d’Elegance events including the Greenwich Concours, the Detroit Concours and The Amelia. We also own and operate the California Mille, RADwood, Concours d'Lemons, and the Motorlux event during the Pebble Beach car week. Hagerty monetizes these events through ticket sales and sponsored activations from hundreds of commercial partnerships. Events also create significant synergies with Insurance, Membership and Marketplace. In 2023, we will integrate live car auctions with some of our bigger owned events, including The Amelia and Motorlux.

Business Attributes

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

As of December 31, 2022, we have two issued patents in the U.S. and one in Canada. The issued patents generally relate to our vehicle information number decoder, which allows us to determine vehicle configuration details and associated vehicle values, and our method and system for storage and selective sharing of vehicle data. The issued patents are expected to expire in August 2030, May 2031 and May 2033. We continually review our development efforts to assess the existence and the ability to protect new intellectual property.

We have trademark rights in our name, our logo, and other brand indicia, and have trademark registrations for select marks in the U.S., Canada, U.K., European Union ("E.U.") and Australia. We have copyrights for our media and entertainment content and registered copyrights for our vehicle information tools in the U.S. We also have registered various domain names related to our brand for websites that we use in our business, including Hagerty.com.

Although we believe our intellectual property rights are valuable and strong, intellectual property rights are sometimes subject to invalidation or circumvention. Refer to the sections titled "Risk Factors — Risks Related to Our Business — Our intellectual property rights are extremely valuable and if they are not properly protected, our products, services, and brand could be adversely impacted." within Part I, Item IA — Risk Factors, in this Annual Report on Form 10-K for additional information.

Seasonality

Due to our significant North American footprint, our revenue streams, and in particular, commission and fee revenue, exhibit seasonality peaking in the middle of the second calendar quarter and diminishing through the rest of the year, with the lowest relative level of commission and fee revenue expected to occur in the fourth calendar quarter and beginning of the first calendar quarter. This seasonality is due to the fact that more vehicles are driven and purchased during the second and third quarters, and our twelve-month policies renew during those same quarters. We expect to experience seasonal and other fluctuations in our quarterly operating results, which may not fully reflect the underlying performance of our business.

Competition

We believe that our business model and ecosystem of integrated products is unique. While there are a number of other specialty insurance companies that offer collector vehicle insurance, we do not view these companies as significant competitors. We experience some competition in the larger standard auto insurance market. However, in lieu of competing with standard auto insurance carriers, we have formed relationships with many of them to offer their customers our membership subscription model coupled with our specialty insurance products. Through relationships with auto insurance carriers, we provide a high-touchpoint experience resulting in more appropriate levels of cost coverage and higher overall service satisfaction of Members. We believe that executing on our omnichannel strategy will allow us to continue to gain market share over time.

Investments

Our portfolio of investable assets is primarily held in cash, short-term investments, and Canadian Sovereign and Provincial fixed income securities. We manage the portfolio in accordance with investment policies and guidelines approved by our board of directors (the "Board"), in consultation with legal counsel and as may be required to be approved by applicable regulatory authorities. We have designed our investment policy and guidelines to provide a balance between current yield, conservation of capital, and liquidity requirements of our operations, setting guidelines that provide for an investment portfolio that is compliant with insurance regulations applicable to jurisdictions in which we operate.

Employees and Human Capital Resources

Our culture is shaped by our people and is a strategic advantage for us. Our strategy involves hiring great people, providing challenging and meaningful work, and investing in their professional and personal development. In 2022, we announced the adoption of our remote-first model, which we believe enables us to attract top talent and provide employees the flexibility they increasingly seek. We aim to hire the best and set them up for success with individualized training and career development. Our objectives include effectively identifying, recruiting, retaining, incentivizing, and integrating our existing and additional employees.

As of December 31, 2022, we had 1,874 total employees, 1,866 of which were full-time employees. None of our employees are represented by a labor union or covered by collective bargaining agreements. We are recognized as having a highly engaged workforce as evidenced by the receipt of the Gallup Exceptional Workplace Award in 2021. This award is Gallup’s premier recognition for the highest level of employee engagement in workplace cultures, presented only to organizations that meet rigorous standards of excellence. In 2022, we were recognized by Fortune Magazine as one of the Best Workplaces in Financial Services & Insurance. Further, we have consistently received the "Great Place to Work" certification from the Great Place to Work Institute, Inc. over the past six years.

Health and Wellness

The health and wellness of our employees and their families is integral to our success. We have a comprehensive benefits program to support the physical, mental and financial well-being of our employees. We have a self-insured medical plan in which our employees pay approximately 25% of the monthly estimated premiums. In addition to core medical, we offer maternity and paternity benefits to help employees who are looking to grow their family. To support the mental health of our employees, we offer clinical care providers, telehealth and employee assistance programs at no cost to them. Additionally, aside from our competitive paid time off program, we have Caregiver Time Off, which provides team members 40 hours each year of paid time off for caregiving responsibilities.

Compensation

Our compensation programs are designed to attract, retain and motivate talented, deeply qualified and committed individuals who believe in our mission, while rewarding employees for long-term value creation. We have a pay-for-performance culture in which employee compensation is aligned to company performance, as well as individual contributions and impacts. The potential for stock-based compensation awards through our equity incentive plan (the "2021 Equity Incentive Plan") and Employee Stock Purchase Plan are designed to align employee compensation to the long-term interests of our stockholders, while encouraging them to think and act like owners. We strive for a fair, competitive, transparent and equitable approach in recognizing and rewarding our employees.

Diversity and Inclusion

Our diversity and inclusion objective is to be a company where each of us genuinely belongs, is respected and valued, and can do our best work. We take this to heart not just within our Company, but also within the broader automotive enthusiast community.

To help achieve our internal goals, we focus on attraction, retention and development at all levels. This means that we will ensure fair and transparent processes in talent assessment and hiring, performance management and career progression and retention. We are creating a stronger sense of inclusion and belonging for our employees in general with a lens on representation. Engagement and belonging are fueled by having a meaningful connection to others and opportunities to grow and develop our careers. Across these dimensions, we are building programs, systems and tools that foster greater belonging.

We intend to continue to invest and further develop our leadership training and support to ensure that all leaders — those promoted, developing or hired — understand how to lead, keeping our diversity and inclusion principles top of mind in every aspect of their role.

Business Combination

On December 2, 2021 (the "Closing"), The Hagerty Group completed a business combination pursuant to the Business Combination Agreement with Aldel and a subsidiary of Aldel, Aldel Merger Sub LLC ("Merger Sub"). On December 3, 2021, our Class A Common Stock and Public Warrants began trading on the NYSE under the new trading symbols "HGTY" and "HGTY.WS", respectively.

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

Following the Closing, Hagerty, Inc. is organized as a C corporation and owns an equity interest in The Hagerty Group in what is commonly known as an "Up-C" structure. Under this structure, substantially all of Hagerty, Inc.'s assets and liabilities are held by The Hagerty Group. The following chart summarizes this organizational structure following the Closing. This chart shows stockholders that own more than 5% of our Class A Common Stock and our warrant holders and is provided for illustrative purposes only. It does not purport to represent all legal entities owned or controlled by us:

Refer to Note 1 — Summary of Significant Accounting Policies and New Accounting Standards and Note 8 — Business Combination in Item 8 of Part II of this Annual Report on Form 10-K for additional information on the Business Combination.

ITEM 1A: RISK FACTORS

Described below are certain risks that we believe are applicable to our business and the industry in which we operate. Investors should carefully read the following factors as well as the cautionary statements referred to in "Cautionary Statement Regarding Forward-Looking Statements" herein. If any of the risks and uncertainties described below or elsewhere in this Annual Report on Form 10-K actually occur, our business, financial condition or results of operations could be materially adversely affected.

Risk Factors Summary

Our business is subject to numerous risks and uncertainties of which you should be aware. Among others, these risks relate to:

•our ability to attract and retain Members and compete effectively within our industry;
•our dependence on a limited number of insurance distribution and underwriting carrier partners;
•our ability to prevent, monitor and detect fraudulent activity, including our reliance on a limited number of payment processing services;
•our reliance on a highly skilled and diverse management team and workforce and a unique culture;
•our ability to successfully execute and integrate future acquisitions, partnerships and investments;
•issues with our technology platforms and our ability to anticipate or prevent cyberattacks;
•the limited operating history of some or our membership products and the success of any new insurance programs and products we offer;
•our susceptibility to inflation, interest rate, and foreign currency exchange rate fluctuations;
•our ability to continue to develop, implement, and maintain the confidentiality of our proprietary technology and prevent the misappropriation of our data;
•the cyclical nature of the insurance business and our dependence on our ability to collect vehicle usage and driving data;
•compliance with the numerous laws and regulations applicable to our business, including state, federal and foreign laws relating to insurance and rate increases, privacy, the internet, accounting matters, tax, and economic sanctions;
•unexpected increases in the frequency or severity of claims, including increases caused by catastrophic events;
•our reinsurers may not pay claims on a timely basis, or at all, which may materially adversely affect our business, financial condition, and results of operations;
•unexpected changes in the interpretation of our coverage or provisions, including loss limitations and exclusions;
•our ability to successfully integrate Broad Arrow, our newly acquired collector car marketplace business vertical, and Broad Arrow Capital, our newly acquired collector car financing provider, and achieve the intended results of the acquisition;
•our only material asset is our interest in The Hagerty Group, and, accordingly, we will depend on distributions from The Hagerty Group to pay our taxes, including payments under the Tax Receivable Agreement ("TRA");
•whether investors or securities analysts view our stock structure unfavorably, particularly our dual-class structure;
•HHC controls us, and its interests may conflict with ours or yours in the future;
•we are a "controlled company" within the meaning of the NYSE listing requirements, as a result, we will qualify for, and intend to rely on, exemptions from certain corporate governance requirements; and
•our common stock, including trading price declines from missed earnings guidance, trading volatility, lack of dividends, and anti-takeover provisions in our governing documents.

Risks Related to Our Business

We have experienced significant Member growth over the past several years, and our continued business and revenue growth are dependent on our ability to continuously attract and retain Members and we cannot be sure we will be successful in these efforts, or that Member retention levels will not materially decline.

If consumers do not perceive our service offerings to be of value, including if we introduce new or adjust existing features, adjust pricing, coverage or service offerings, or change the mix of offerings in a manner that is not favorably received by consumers, we may not be able to attract and retain Members. We may, from time to time, adjust the pricing or the pricing model itself, which may not be well received by consumers, and which may result in existing Members canceling their membership or obtaining services from a competitor and may result in fewer new Members joining our programs. In addition, many of our Members are referred to us through word-of-mouth from existing Members. If our efforts to satisfy our existing Members are not successful, we may not be able to attract new Members, and as a result, our ability to maintain and/or grow our business will be adversely affected.

A large percentage of our revenues are derived from sales through direct-to-consumer sales, including through digital channels. If we fail to meet consumer expectations for the Member experience through digital or other sales channels, our growth may be impacted through the loss of existing Members or inability to attract new Members.

A large percentage of our products and services are distributed through a few relationships and the loss of business provided by any one of them could have an adverse effect on us.

In addition to our direct sales efforts and independent channels, we market our insurance products through several insurance distribution partners. For the year ended December 31, 2022, approximately 16% of our commission revenues globally were attributable to four distribution partner marketing relationships. For two of these distribution partners, we have long-term arrangements, one of which has an expiration date in 2029 and the other in 2030. The other relationships have shorter durations. Upon expiration or termination of these agreements, these partners may decide not to continue to distribute our products and services or may be unwilling to do so on terms acceptable to us. If we are not successful in maintaining existing relationships and in continuing to expand our distribution relationships, or if we encounter regulatory, technological, or other impediments to delivering our services to Members through these relationships, our ability to retain Members and grow our business could be adversely impacted. In addition, the broker/agent relationships many of the partners we work with may change and their own internal strategy about how products are marketed may change, and, where we do not have exclusivity, we face competition by providers who seek to build or strengthen the relationships without distribution partners, which could cause a loss of focus on or exposure to our products and services, adversely impacting new sales.

We may not be able to prevent, monitor, or detect fraudulent activity, including transactions with insurance policies or payments of claims as well as transactions through our marketplace.

If we fail to maintain adequate systems and processes to prevent, monitor, and detect fraud, including employee fraud, agent fraud, fraudulent policy acquisitions, vendor fraud, buyer or seller marketplace sales fraud, fraudulent claims activity, or if an inadvertent error occurs because of human or system error, our business could be materially adversely impacted. Fraud schemes have become increasingly more sophisticated and are ever evolving into different avenues of fraudulent activity. While we believe that any past incidents of fraudulent activity have been relatively isolated, we cannot be certain that our systems and processes will always be adequate as fraudulent activity and schemes continue to evolve. Our employees are required to take anti-fraud training, and we use a variety of tools to protect against fraud, but the trainings and these tools may not always be successful at preventing fraud.

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

Our inability to ensure that we have the depth and breadth of management and personnel with the necessary skills and experience could impede our ability to deliver growth objectives and execute our operational strategy. As we continue to expand and grow, we will need to promote or hire additional staff, and it may be difficult to attract or retain such individuals in a timely manner and without incurring significant additional costs. If we are not able to integrate new team members or if they do not perform adequately, our business may be harmed.

Our unique culture has contributed to our success, and if we are not able to maintain this culture in the future, our business could be harmed.

Our culture supports a high level of employee engagement, which translates into a service model that produces a high level of Member satisfaction and retention. We face a number of challenges that may affect our ability to sustain our culture, including:

•failure to identify, attract, reward, and retain people in leadership positions in our organization who share and further our culture, values, and mission;
•the size and geographic diversity of our workforce and our ability to promote a uniform and consistent culture across all our offices and employees working remotely;
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

Our business is rapidly growing and evolving, and we have many competitors across our different offerings. The markets in which we operate are highly competitive and we may not continue to compete effectively within our industry. We face competition from large, well-capitalized national and international companies, including other insurance providers, technology companies, automotive media companies, automotive auction and marketplace providers, other well-financed companies seeking new opportunities, or new competitors with technological or other innovations. Many of our competitors have substantial resources, experienced management, strong marketing, underwriting and pricing capabilities. Because collector auto insurance constitutes a significant portion of our overall business, we may be more sensitive than other providers of insurance to, and more adversely affected by, trends that could decrease auto insurance rates or reduce demand for auto insurance over time, such as industry advances in mileage-based or usage-based insurance offerings, changes in vehicle technology, autonomous or semi-autonomous vehicles, or vehicle sharing arrangements. In addition, there are limited barriers to entry in the automotive lifestyle business. Accordingly, more established brands with significantly more resources may compete against us in the automotive lifestyle business in the future. If we are unable to compete effectively, we may not be able to grow our business and our financial condition and results of operations may be adversely affected.

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

As we continue to grow our product offerings through partnerships and acquisitions we may be inherently absorbing or taking on additional risk.

Our continued involvement in event acquisitions and partnerships, and execution of events, may give rise to increased brand and reputational risk. If we are unable to successfully onboard associated employees, contractors, and volunteers and incorporate them into our culture, we may fail to maintain continuity of experience across our event offerings. We may experience an increase in financial liability and potential litigation due to a heightened exposure inherent in the operation of public events.

We may be subject to cyberattacks, and our reliance on third party providers for technology and service mean our operations could be disrupted due to the lack of resiliency in the operations of other companies, or a breach in their obligations to us, and could impair the operability of our website and other technology-based operations.

Cyberattacks, denial-of-service attacks, ransomware attacks, business email compromises, computer malware, viruses, social engineering (including phishing) and other malicious internet-based activity are prevalent in our industry and such attacks continue to increase. We also utilize third-party providers to host, transmit, or otherwise process electronic data in connection with our business activities. We or our vendors and business partners may experience attacks, unavailable systems, unauthorized access or disclosure due to employee or other theft or misuse, denial-of-service attacks, sophisticated attacks by nation-state and nation-state supported actors, and advanced persistent threat intrusions. Despite our efforts to ensure the security, privacy, integrity, confidentiality, availability, and authenticity of information technology networks and systems, processing and information, we may not be able to anticipate, or to implement, preventive and remedial measures effective against all data security and privacy threats. The recovery systems, security protocols, network protection mechanisms, and other security measures that we have integrated into our systems, networks, and physical facilities, may not be adequate to prevent or detect service interruption, system failure, data loss or theft, or other material adverse consequences. No security solution, strategy, or measures can address all possible security threats or block all methods of penetrating a network or otherwise perpetrating a security incident. The risk of unauthorized circumvention of our security measures, or those of our third-party providers, clients, and partners has been heightened by advances in computer and software capabilities and the increasing sophistication of hackers who employ complex techniques, including without limitation, the theft or misuse of personal and financial information, counterfeiting, "phishing" or social engineering incidents, ransomware, extortion, publicly announcing security breaches, account takeover attacks, denial or degradation of service attacks, malware, fraudulent payment, and identity theft.

In 2021, we experienced an unauthorized access into our online insurance quote system whereby attackers used personal information already in their possession to obtain additional consumer data, including driver’s license numbers, through Hagerty's Instant Quote feature. The issue has been remediated. While none of our systems or databases were compromised or significantly disrupted as part of this incident and the costs associated with the incident and our remediation efforts were not material, we could be subject to litigation. Regulators may also explore regulatory enforcement actions, including fines or other penalties, related to this event.

Any regulatory enforcement actions, or future cyberattacks on our systems, could cause irreparable harm to our reputation and lead our current and prospective Members away from using our services. Further, we may be required to expend significant financial and operational resources in response to a security breach, including repairing system damage, increasing security protection costs by deploying additional personnel and protection technologies, and defending against and resolving legal and regulatory claims, all of which could be costly and divert resources and the attention of our management and key personnel away from our business operations.

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

Rising inflation and interest rates may affect demand for our products and services.

Global economic conditions, including increases in inflation and interest rates, have resulted in uncertainty in consumer discretionary spending, employment decreases and overall volatility in the financial markets. These unfavorable economic conditions have lead, and in the future may lead, consumers to reduce their spending on collectible cars and services, which in turn could lead to a decrease in the demand for our products and services. Our sensitivity to economic cycles and any related fluctuation in consumer demand may have a material adverse effect on our business, results of operations, and financial condition.

Rising interest rates increase our cost of borrowing and could adversely affect our results of operations.

The Federal Reserve Board significantly increased the federal funds rate in 2022 and has indicated that further rate increases may be announced in the short-term to combat rising inflation in the United States. Such rate increase have a corresponding impact to our costs of borrowing and may have an adverse impact on our ability to raise funds through the offering of our securities or through the issuance of debt due to higher debt capital costs, diminished credit availability, and less favorable equity markets. Any significant additional federal fund rate increases may have a material adverse effect on our business, results of operations, and financial condition.

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

We utilize numerous technology platforms throughout our business for various functions, including to gather Member data in order to determine whether or not to write and how to price our insurance products, to process many of our claims, to issue and service our membership products, and to provide valuation services. We use proprietary artificial intelligence algorithms in minimal circumstances within our underwriting processes for efficiency. Our technology platforms are expensive and complex. The continuous development, maintenance, and operation of our technology platforms may entail unforeseen difficulties, including material performance problems or undetected defects or errors. We may encounter technical obstacles, and it is possible that we may discover additional problems that prevent our technology from operating properly. If our platforms do not function reliably, we may incorrectly select our Members, bill our Members, price insurance products, or incorrectly pay or deny insurance claims made by our Members. These errors could result in inadequate insurance premiums paid relative to claims made, resulting in increased financial losses. These errors could also cause Member dissatisfaction with us, which could cause Members to cancel or fail to renew their insurance policies with us or make it less likely that prospective Members obtain new insurance policies from us. Additionally, technology platform errors may lead to unintentional bias and discrimination in the underwriting process, which could subject us to legal or regulatory liability and harm our brand and reputation. Any of these eventualities could result in a material adverse effect on our business, financial condition and results of operations.

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

Performance of our investment portfolio is subject to a variety of investments risks that may adversely affect our financial results.

Our results of operations depend, in part, on the performance of our investment portfolio. We seek to hold a portfolio of investments in accordance with our investment policy and routinely reviewed by our Investment Committee.

The significant majority of our investment portfolio is invested in cash and cash equivalents and fixed maturity securities. This portfolio mix may change over time if we elect to diversify our holdings into other asset classes. In recent years, interest rates have been at or near historic lows, however, throughout 2022, interest rates have steadily risen. Should the recent rate increases cease or decline, including as a result of steps taken by the federal government to slow inflation, such as the passage of the Inflation Reduction Act of 2022, a low interest rate environment would continue to place pressure on our net investment income, particularly as it relates to these securities and short-term investments, which, in turn, may adversely affect our operating results. Recent and future increases in interest rates could cause the values of our fixed income securities portfolios to decline, with the magnitude of the decline depending on the duration of securities included in our portfolio and the amount by which interest rates increase. Some fixed income securities have call or prepayment options, which create possible reinvestment risk in declining rate environments. Other fixed income securities, such as mortgage-backed and asset-backed securities, carry prepayment risk or, in a rising interest rate environment, may not prepay as quickly as expected.

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

To the extent that cash flows generated by our operations are insufficient to fund future operating requirements, or that our capital position is adversely impacted by a decline in the fair value of our investment portfolio, losses from catastrophic events or otherwise, we may need to raise additional funds. We also may be required to liquidate fixed maturity securities, which may result in realized investment losses. Any further sources of capital, including capacity needed for letters of credit, if available at all, may be on terms that are unfavorable to us. Our access to additional sources of capital will depend on a variety of factors, such as market conditions, the general availability of credit, the availability of credit to the industries in which we operate, our financial condition, results of operations, credit ratings and credit capacity, as well as pending litigation or regulatory investigations. Our ability to borrow under our revolving credit facility and letter of credit facilities is contingent on our compliance with the covenants and other requirements under those facilities. Similarly, our access to capital may be impaired if regulatory authorities or rating agencies take negative actions against us. Additionally, to reduce the risk of a bank failure, we engage only with high-quality counterparties with high credit ratings. Our inability to obtain adequate capital when needed could have a negative impact on our ability to invest in, or take advantage of opportunities to expand our businesses, such as possible acquisitions or the creation of new ventures, and inhibit our ability to refinance our existing indebtedness on terms acceptable to us. Any of these effects could have a material adverse effect on our financial condition and results of operations.

Our day-to-day operations create transactions, events, and conditions that may give rise to the need for accounting estimates to be recognized or disclosed in the financial statements. There is a risk that these estimates could create a material misstatement for accounting purposes.

The preparation of our financial statements requires us to make estimates and assumptions affecting the reported amounts of our assets, liabilities, revenues and expenses. If these estimates or assumptions are incorrect, it could have a material adverse effect on our results of operations and/or financial condition. We have identified several accounting estimates as being "critical" to the fair presentation of our financial condition and results of operations because they involve major aspects of our business and require us to make judgments about matters that are inherently uncertain. Refer to "Critical Accounting Estimates" within Item 7 of Part II of this Annual Report on Form 10-K for additional information.

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

Additionally, there could be a change in the anticipated Member demand for a product we are developing before the product is released. Member demand could decrease after the development cycle has begun. A decrease in Member demand for a new or improved product could cause us to fall short of our sales targets, and we might not be able to avoid the substantial costs associated with the product’s development or improvement. If we are unable to complete product development and filing cycles successfully, in a timely manner, that meets Member demand for new or improved products, and generate revenues from these future products, the growth of our business could be harmed.

As a managing general agency/underwriter, we operate in a highly regulated environment for our insurance product distribution and face risks associated with compliance requirements, some of which cause us to make judgment calls that could have an adverse effect on us.

The insurance industry in which we operate is subject to extensive regulation. We are subject to regulation and supervision both federally and in each applicable local state or provincial jurisdiction. In general, these regulations are designed to protect Members, policyholders, and insureds and to protect the integrity of the financial markets, rather than to protect stockholders or creditors. Our ability to conduct business in these jurisdictions depends on our compliance with the rules and regulations promulgated by federal and state or provincial regulatory bodies and other regulatory authorities. Maintaining compliance with rules and regulations is often complex and challenging, and it sometimes requires us to make determinations that require judgments regarding uncertain issues that ultimately may be resolved differently than we have determined, which could have an adverse effect on us.

We may not be able to adapt effectively and timely to any changes in law.

A failure to comply with regulatory requirements, or changes in regulatory requirements or interpretations, can result in actions by regulators, potentially leading to penalties and enforcement actions, and in extreme cases, revocation of an authority to do business in one or more jurisdictions. This could result in adverse publicity and potential damage to our brand and reputation in the marketplace. In addition, we could face lawsuits by Members and other parties for alleged violations of these laws and regulations.

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

In the U.S., our insurance agencies operate as an MGA for Essentia and will perform in a Managing General Underwriter capacity for State Farm Classic Insurance Company to service the upcoming State Farm Classic+ program. Essentia is currently domiciled in Missouri and has a classic auto insurance program and a classic boat insurance program in all 50 United States, plus the District of Columbia. We operate as the MGA for the programs in all 51 jurisdictions. We also operate a similar auto insurance program in Canada (underwritten by Elite Insurance Company) and in the U.K. (primarily underwritten by Markel International Insurance Company Limited, a wholly owned subsidiary of Markel).

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

We operate primarily in North America and the seasonality of driving in that region has caused a large portion of our revenue to be generated in the spring and summer months of each year. This in turn impacts operational cash flows and could produce volatility in our earnings. Fluctuations in our operating results could be due to a number of other factors, many of which may be outside of our control, including competition, frequency and severity of catastrophic events, levels of capacity, adverse litigation trends, regulatory constraints, general economic conditions, and agreement on underwriting appetite with our carrier partners, and other factors. The supply of insurance is related to prevailing prices, the level of insured losses, and the level of capital available to the industry that, in turn, may fluctuate in response to changes in rates of return on investments being earned in the insurance industry. As a result, the auto insurance business historically has been a cyclical industry characterized by periods of intense price competition due to excessive underwriting capacity, as well as periods when shortages of capacity increased premium levels. We operate in a specialty sector of the auto insurance market and need to be mindful of these and other factors which could impact our operations. Demand for insurance depends on numerous factors, including the frequency and severity of catastrophic events, levels of capacity, the introduction of new capital providers, and general economic conditions. All of these factors fluctuate and may contribute to price declines generally in the insurance industry. We cannot predict with certainty whether market conditions affecting the auto insurance market and the insurance market in general will improve, remain constant, or deteriorate. Negative market conditions may impair our ability to underwrite insurance at rates we consider appropriate and commensurate relative to the risk assumed. Additionally, negative market conditions could result in a decline in policies sold, an increase in the frequency or severity of claims and premium defaults, and an uptick in the frequency of fraud, including the falsification of claims. If we cannot underwrite insurance at appropriate rates, our ability to transact business will be materially and adversely affected. Any of these factors could lead to an adverse effect on our business, financial condition and results of operations.

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

Our business may be exposed to catastrophic events such as tornadoes, tsunamis, tropical storms (including hurricanes), earthquakes, windstorms, hailstorms, severe thunderstorms, wildfires and other fires, as well as non-natural events such as explosions, riots, pandemics, terrorism, or war, which could cause operating results to vary significantly from one period to the next. We may incur catastrophe losses in our business in excess of: (1) those experienced in prior years, (2) the average expected level used in pricing, (3) current reinsurance coverage limits, or (4) loss estimates from external tornado, hail, hurricane, and earthquake models at various levels of probability. In addition, we are subject to Member insurance claims arising from weather events such as winter storms, rain, hail, and high winds.

The incidence and severity of weather conditions are largely unpredictable. There is generally an increase in the frequency and severity of Member insurance claims when severe weather conditions occur. The incidence and severity of severe weather conditions and catastrophes are inherently unpredictable and the occurrence of one catastrophe does not render the possibility of another catastrophe greater or lower. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. In particular, severe weather and other catastrophes could significantly increase our costs due to a surge in claims following such events and/or legal and regulatory changes in response to catastrophes that may impair our ability to limit our liability under our policies. Severe weather conditions and catastrophes can cause greater losses, which can cause our liquidity and financial condition to deteriorate. In addition, reinsurance placed in the market also carries some counterparty credit risk.

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

As an MGA for Essentia, we operate under delegated underwriting authority in the U.S. In general, the premiums for the insurance policies in our program are established at the time a policy is issued and, therefore, before all of the underlying costs are known. The accuracy of the pricing is subject to our ability to adequately assess risks, estimate losses, and comply with insurance laws and regulations. Like others in the industry, we rely on estimates and assumptions in setting the premium rates. We also utilize the data that we gather through our interactions with Members.

Establishing adequate premium rates is necessary, together with investment income, if any, to generate sufficient revenue to offset losses, loss adjustment expenses, and other costs. If we do not accurately assess the risks that are underwritten, adequate premiums may not be charged to cover losses and expenses, which would adversely affect our results of operations and our profitability. Moreover, if we determine that the prices are too low, insurance regulations may prevent non-renewing insurance contracts, non-renewing Members, or raising prices. Alternatively, we could set the premiums too high, which could reduce our competitiveness and lead to lower revenues, which could have a material adverse effect on our business, financial condition and results of operations.

Pricing involves the acquisition and analysis of historical loss data and the projection of future trends, loss costs, expenses, and inflation trends, among other factors, for each of the products in multiple risk levels and many different markets. In order to accurately price the policies, we must, among other factors:

•collect and properly and accurately analyze a substantial volume of data from our Members;
•develop, test, and apply appropriate actuarial projections and rating formulas;
•review and evaluate competitive product offerings and pricing dynamics;
•closely monitor and timely recognize changes in trends;
•project both frequency and severity of our Members’ losses with reasonable accuracy; and
•in many jurisdictions, obtain regulatory approval for the resulting rates.

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

Hagerty Re is legally obligated to pay claims under the reinsurance agreements where Hagerty Re has assumed risk, regardless of whether Hagerty Re is able to secure its own reinsurance for ceded reinsurance coverages. If one or more of Hagerty Re's reinsurance providers go insolvent or default in payment when reimbursement is sought by Hagerty Re, this may have a material effect on Hagerty Re's results of operations and financial condition as well as its ability to accept risk. Such an event may cause Hagerty Re to require capital investments that may not be available.

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

Hagerty Re is required to maintain its reserves and financial condition in accordance with Bermuda law and the Bermuda Solvency Capital Requirement ("BSCR") administered by the Bermuda Monetary Authority ("BMA"). Inadequate reserves may adversely affect earnings, as well as the ability to continue to accept risk, and Hagerty Re's ability to maintain its financial condition and meet solvency requirements with possible loss of its license in Bermuda. Under Bermuda law, Hagerty Re is prohibited from declaring or making payment of a dividend if it fails to meet its minimum solvency margin or minimum liquidity ratio. Prior approval from the BMA is also required if Hagerty Re's proposed dividend payments would exceed 25% of its prior year-end total statutory capital and surplus.

Our expansion into different insurance products and jurisdictions may subject us to additional costs and expenses, and our plans might not be as profitable as projected.

We believe that the growth of our business and revenue depends in part upon our ability to: (i) retain our existing Members and add new Members in our current, as well as new, geographic markets; (ii) add new insurance programs and products; and (iii) add to and continue to grow our offering of non-insurance automotive enthusiast-related products.

Expanding into new geographic markets and introducing new products takes time, requires us to navigate and comply with extensive regulations, and may happen more slowly than we expect or than it has occurred in the past. If we were to lose Members, our value might diminish. A future loss of Members could lead to higher loss ratios, loss ratios that cease to decline, or declining revenue — any of which would adversely impact our profitability. If we are unable to remain competitive on Member experience, pricing, or insurance coverage options, our ability to grow and retain our business may also be adversely affected. In addition, we might not be able to accurately predict risk segmentation of new and renewal Members or potential Members, which could also reduce our profitability.

While a key part of our business strategy is to retain and add Members in our existing markets, we may also seek to expand our operations into new markets and new products. In doing so, we may incur losses or otherwise not be successful in entering new markets or introducing new products. Our expansion into new markets and new products may place us in unfamiliar competitive environments and involve various risks, including competition, government regulation, the need to invest significant resources, and the possibility that returns on such investments might not be achieved for several years, or at all.

We may not be successful in these efforts, and even if we are successful, these efforts may increase or create the following risks, among others:

•we might not be able to effectively use search engines, social media platforms, content-based online advertising, and other online sources for generating traffic to our website;
•potential Members in a particular marketplace could generally not meet the underwriting guidelines;
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
•our products might not be competitive in terms of Member experience, pricing, or insurance coverage options;
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
•Members may have difficulty installing, updating, or otherwise accessing our website on mobile devices or web browsers as a result of actions by us or third parties;
•Members may be unable or unwilling to adopt or embrace new technology;
•technical or other problems may frustrate the Member experience, particularly if those problems prevent us from generating quotes or paying claims in a fast and reliable manner;
•we might not be able to address Member concerns regarding the content, data privacy, and security generally or for our digital platform specifically;
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

The risks included in our insurance programs are typically those of an antique, classic, or collectable nature. Adjusting claims on these types of risks often requires specialized knowledge of collector vehicles, so our claims staff is trained to have collectable expertise to provide an efficient, yet comprehensive, claims experience. The manner in how we handle claims is a differentiating factor for our business, and an inability to be able to continue to offer a timely and comprehensive claims experience could undermine our brand and position in the insurance marketplace. Additionally, any failure to pay claims accurately or timely could also lead to regulatory and administrative actions or material litigation, loss or reduction in reinsurance recoverable, or result in damage to our reputation, any one of which could materially and adversely affect our business, financial condition, results of operations and prospects.

If our claims adjusters are unable to effectively process our volume of claims in the manner that our Members expect, our ability to grow our business while maintaining high levels of Member satisfaction could be compromised, which in turn, could adversely affect our reputation, financial condition and results of operations.

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

Risks Related to Hagerty Marketplace

If we are unable to successfully integrate the operations of Broad Arrow into Hagerty, or realize the anticipated synergies and cost savings from the Broad Arrow acquisition, the business, financial condition and results of operations of the Marketplace business vertical could be materially and adversely affected.

In January 2022, Hagerty purchased approximately 40% of the outstanding capital stock of Broad Arrow for a purchase price of $15.3 million. In August 2022, Hagerty acquired the remaining 60% outstanding equity interest of Broad Arrow and its consolidated subsidiaries (the "Acquired Business") for $73.3 million in an all-stock transaction. Broad Arrow offers services for buying, selling and financing collector cars, primarily through auctions and facilitating private sales, and enables the Company to further leverage respective product offerings under Marketplace.

The Broad Arrow acquisition involves the integration of two businesses that previously operated independently, and the unique business cultures of the two businesses may prove to be incompatible. The anticipated integration of Broad Arrow into the operations of Hagerty will be a significant undertaking and will require significant attention from our management team. It is possible that the integration process could take longer than anticipated and could result in the loss of valuable employees, Member and supplier relationships, the disruption of each party’s ongoing businesses, processes, and systems, or inconsistencies in standards, controls, procedures, practices, policies, and compensation arrangements, any of which could adversely affect our ability to achieve the anticipated benefits of the Broad Arrow acquisition. Our results of operations could also be adversely affected by any issues attributable to the Acquired Business’s operations that arise or are based on events or actions that occurred prior to the closing of the Broad Arrow acquisition.

Broad Arrow is largely a service business in which the ability of its employees to develop and maintain relationships with potential sellers and buyers of collector cars is essential to its success. Moreover, its business is unique, making it important to retain key specialists and members of Broad Arrow's management. Accordingly, our ability to integrate Broad Arrow's business is highly dependent upon our success in retaining such qualified personnel.

The large volume of competition in the global collector car sales market and the variability of the amount, demand and quality of collector cars consigned for sale may adversely impact the business, results of operations, and financial condition of our Marketplace business vertical.

We compete with other collector car dealers to obtain valuable consignments to offer for sale either at auction or through private sale. The level of competition is intense and can adversely impact our ability to obtain valuable consignments for sale, as well as the commission margins achieved on such consignments.

The amount and quality of collector cars consigned for sale is influenced by a number of factors not within our control. The demand for collector cars is influenced not only by overall economic conditions, but also by changing trends in the collector car market as to which vehicles and provenance are most sought after and by the collecting preferences of individual collectors. These conditions and trends are difficult to predict and may adversely impact our ability to obtain and sell consigned property, potentially causing significant variability in our results of operations from period to period.

Many major consignments, and specifically single-owner sale consignments, become available only as a result of the personal circumstances of the owner, all of which are unpredictable and may cause significant variability in our results of operations from period to period.

We could be exposed to losses in the event of title, warranty or other claims related to damage or theft.

The assessment of collector cars offered for auction or private sale can involve potential claims regarding title, authenticity of chassis and vehicle identification numbers, provenance, and condition. The vehicles we sell may be subject to statutory warranties as to title or other limited warranties that cannot be disclaimed under the General Conditions of Sale that are published online or in our auction sale catalogs and the terms stated in, and the laws applicable to, agreements governing private sale transactions. Our assessment of the vehicles we offer is based on scholarship and research, but necessarily requires a degree of judgment from our collector car specialists. In the event of a title or other warranty claim against us, we may have recourse against the seller of the property and may have the benefit of insurance, but a claim could nevertheless expose us to losses and to reputational risk.

Valuable collector cars are exhibited and stored at events and facilities around the world. Although we maintain security measures at our premises, valuable property may be subject to damage or theft. The damage or theft of valuable property despite these security measures could have a material adverse impact on our business and reputation.

The limited operating history of Broad Arrow Capital ("BAC") may not represent BAC’s future operating results, as minimal loan losses on the BAC loan portfolio may not be indicative of future loan loss experience and our ability to realize proceeds from the sale of collateral for Broad Arrow Capital loans may be delayed or limited.

The BAC collector car financing business has a limited operating history and has incurred minimal losses on its loan portfolio. Accordingly, despite our stringent loan underwriting standards, our current loan loss experience may not be indicative of the future performance of the loan portfolio. In situations when there are competing claims on the collateral for BAC loans and/or when a borrower becomes subject to bankruptcy or insolvency laws, our ability to realize proceeds from the sale of its collateral may be limited or delayed.

Changes to tax laws may affect the volume of collector vehicle inventory available for our Marketplace business, and increase our compliance risks.

Our collectors reside in various tax jurisdictions. Changes to tax laws or tax reporting obligations in any of these jurisdictions could adversely impact the ability and/or willingness of our collectors to sell or purchase collector cars. Additionally, we are subject to laws and regulations involving sales, use, and other indirect taxes which are assessed by various governmental authorities and imposed on certain transactions between us and our collectors. In addition, changes to the laws and regulations involving sales, use, and other indirect taxes could increase the complexity of our compliance obligations. Generally, we are not responsible for these indirect tax liabilities unless we fail to collect the appropriate amount of sales, use, or other indirect taxes. Failure to collect the correct amount of indirect tax on a transaction may expose us to claims from tax authorities.

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

We are subject to extensive laws, regulations, and supervision in the jurisdictions in which we transact business. These laws are complex and subject to change. Changes can sometimes lead to additional expenses, increased legal exposure, increased required capital and surplus, delays in implementing desired rate increases or business operations, and additional limits on our ability to grow or achieve targeted goals and profitability. Our business is highly dependent on the ability to engage on a daily basis in financial and operational activities, many of which are highly complex, including, but not limited to, insurance underwriting, claim processing, and providing products and services to businesses and consumers in a hospitable and efficient manner. These activities are subject to internal guidelines and policies, as well as legal and regulatory requirements, including, but not limited to, those related to:

•privacy regulation and data security;
•anti-corruption and anti-bribery;
•domestic and international economic sanctions;
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

New legislation or legal requirements impacting the internet and the applicable use of mobile applications may affect how we communicate with our Members and could have an adverse effect on our business model, financial condition and operations.

We rely on the internet and our mobile application to execute our business strategy. We are subject to general business regulations and laws, as well as federal and state regulations and laws specifically governing the internet and the use of mobile applications in particular. Existing and future laws and regulations may impede the growth of the internet or other online services and increase the cost of providing online services. These regulations and laws may involve taxes, tariffs, privacy and data security, anti-spam, content protection, electronic contracts and communications, electronic signatures and consents, consumer protection, and social media marketing. It is at times not clear how existing laws governing issues such as property ownership, sales, and other taxes and consumer privacy apply to the internet and the use of mobile applications in particular, as the vast majority of these laws were adopted prior to the advent of the internet and the use of mobile applications and do not contemplate or address the unique issues raised by the internet. It is possible that general business regulations and laws, or those specifically governing the internet and the use of mobile applications in particular, may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. For example, privacy laws govern how data can be collected, shared, transferred across borders from the E.U./U.K. to the U.S., and stored/deleted. As new privacy and cybersecurity laws, regulations and expectations come online, our compliance obligations mount and our ability to market to and reach Members can be affected, potentially leading to lower revenue and Member growth. At the same time, plaintiffs are increasingly using pre-existing laws to bring class action claims based on new technologies, some of which are part of our marketing efforts. We cannot be sure that our practices have complied, currently comply, or will comply fully with all such laws and regulations. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation, a loss in business, and proceedings or actions against us by governmental entities or private litigants. Any such proceeding or action could hurt our reputation, force us to spend significant amounts in defense of these proceedings, distract our management, increase our costs of doing business, and decrease the use of our mobile application or website by consumers and suppliers and may result in the imposition of monetary liability. We may also be contractually liable to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any such laws or regulations.

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

We may issue additional shares of Class A Common Stock in several ways:

By the Board. Our Amended and Restated Charter authorizes us to issue shares of our Class A Common Stock and options, rights, warrants and appreciation rights relating to our Class A Common Stock and on the terms and conditions established by our Board in its sole discretion, whether in connection with acquisitions or otherwise.

Under the 2021 Equity Incentive Plan. We have reserved 38,317,399 shares of Class A Common Stock for issuance under our 2021 Equity Incentive Plan (as defined in Note 21 — Stock-Based Compensation in Item 8 of Part II of this Annual Report on Form 10-K). As of December 31, 2022, we have issued 37,071 shares under this Plan.

Under the 2021 Employee Stock Purchase Plan. We have reserved 11,495,220 shares of Class A Common Stock for issuance under our 2021 Employee Stock Purchase Plan (as defined in Note 21 — Stock-Based Compensation in Item 8 of Part II of this Annual Report on Form 10-K). As of December 31, 2022, we have not yet issued any shares under this Plan.

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

The price of our Class A Common Stock could decline if there are substantial sales of our Class A Common Stock, particularly sales by our directors, executive officers, and significant stockholders, or if there is a large number of shares of our Class A Common Stock available for sale. As of March 1, 2023, we have 83,211,595 shares of our Class A Common Stock outstanding. All of the shares of Class A Common Stock sold at the completion of our Business Combination are available for sale in the public market, other than shares held by purchasers who, after the Closing, hold in excess of 10% of our issued and outstanding Class A Common Stock. Shares held by directors, executive officers and other affiliates are subject to volume limitations under Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, and various vesting agreements.

The market price of the shares of our Class A Common Stock could decline as a result of the sale of a substantial number of our shares of Class A Common Stock in the public market or the perception in the market that the holders of a large number of such shares intend to sell their shares.

Certain warrants to purchase our Class A Common Stock are now exercisable and could become exercisable in 2023, which could increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

PIPE Warrants to purchase an aggregate of 12,669,300 shares of Class A Common Stock became exercisable on the 30th day following the closing of the Business Combination in accordance with the terms of the warrant agreement governing those securities. In addition, Public Warrants to purchase an aggregate of 5,750,000 shares of Class A Common Stock and Underwriter Warrants to purchase an aggregate of 28,750 shares of Class A Common Stock became exercisable on April 12, 2022 in accordance with the warrant agreement covering those securities. Each such PIPE Warrant, Underwriter Warrant and Public Warrant entitles its holder to purchase one share of Class A Common Stock at an exercise price of $11.50 per share and will expire at 5:00 p.m., New York time, five years after the closing of the Business Combination or earlier upon redemption or our liquidation. In addition, the Private Placement Warrants and OTM Warrants became exercisable on December 2, 2022, subject to the achievement of certian trading thresholds pursuant to the terms of the Sponsor Warrant Lock-up Agreement. Refer to Note 20 — Warrant Liabilities in Item 8 of Part II of this Annual Report on Form 10-K for additional information. To the extent warrants are exercised, additional shares of Class A Common Stock will be issued, which will result in dilution to our then existing stockholders and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could depress the market price of our common stock.

We qualify as an "emerging growth company" within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, it could make our securities less attractive to investors and may make it more difficult to compare our performance to the performance of other public companies.

We qualify as an "emerging growth company" as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we are eligible for and intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including (a) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended ("Sarbanes-Oxley"), (b) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (c) reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of Class A Common Stock that is held by non-affiliates exceeds $700 million as of June 30 of that fiscal year, (ii) the last day of the fiscal year in which we have total annual gross revenue of $1.235 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which we have issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) December 31, 2026. In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as we are an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to avail ourselves of such extended transition period and, therefore, we may not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies or that have opted out of using such extended transition period. Investors may find the Class A Common Stock less attractive because we will rely on these exemptions, which may result in a less active trading market for the Class A Common Stock and its price may be more volatile.

We qualify as, and have elected to be treated as, a "controlled company" within the meaning of the NYSE listing standards and, as a result, our stockholders may not have certain corporate governance protections that are available to stockholders of companies that are not controlled companies.

So long as more than 50% of the voting power for the election of directors is held by an individual, a group, or another company, we will qualify as a "controlled company" under the NYSE listing requirements. As of December 31, 2022, HHC controls approximately 67.9% of the voting power of our outstanding capital stock. As a result, we qualify as, and elect to be treated as, a "controlled company" under the NYSE listing standards and will not be subject to the requirements that would otherwise require us to have: (i) a majority of "independent directors," as defined under the listing standards of the NYSE; (ii) a nominating committee comprised solely of independent directors; (iii) compensation of our executive officers determined by a majority of the independent directors or a compensation committee comprised solely of independent directors; and (iv) director nominees selected, or recommended for the board of directors’ selection, either by a majority of the independent directors or a nominating committee comprised solely of independent directors.

HHC may have its interest diluted due to future equity issuances or its own actions in selling shares of common stock, in each case, which could result in a loss of the "controlled company" exemption under the NYSE listing rules. We would then be required to comply with those provisions of the NYSE listing requirements.

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

Our Class V Common Stock has 10 votes per share and our Class A Common Stock has one vote per share. Markel and HHC, who currently hold all of the Class V Common Stock, together will hold a substantial majority of the voting power of our outstanding capital stock. Because of the 10-to-1 voting ratio between our Class V and Class A Common Stock, the holders of our Class V Common Stock will collectively control a majority of the combined voting power of common stock and, therefore, will be able to control all matters submitted to our stockholders until the earlier of (1) 15 years from the date of the consummation of the Business Combination and (2) the date on which such share of Class V Common Stock is transferred other than pursuant to a Qualified Transfer (as defined in our Amended and Restated Charter). This concentrated control will limit or preclude your ability to influence the outcome of important corporate matters, including a change in control, for the foreseeable future.

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

Our three largest stockholders are HHC, Markel and State Farm. HHC controls approximately 67.9% of the voting power, Markel controls approximately 29.0% of the voting power, and State Farm controls approximately 1.9% of the voting power. Pursuant to the terms of the Investor Rights Agreement among HHC, Markel and State Farm, HHC designated two directors to our Board, and Markel and State Farm each designated one director to our Board. Pursuant to the Investor Rights Agreement, each of HHC, Markel and State Farm has agreed to vote for the election of any director nominated by HHC, Markel and State Farm in furtherance of the director designation rights described above. As a consequence, at present, the re-election in 2023 of the four directors designated by HHC, Markel and State Farm is assured.

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

Our Amended and Restated Charter provides that, subject to limited exceptions, any (1) derivative action or proceeding brought on behalf of us under Delaware law, (2) action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, or other employee to us or our stockholders, (3) action asserting a claim against us, our directors, officers or other employees arising under the Delaware General Corporation Law ("DGCL"), our Amended and Restated Charter or our Amended and Restated Bylaws (in each case, as may be amended from time to time), (4) action asserting a claim against us or any of our directors, officers or other employees governed by the internal affairs doctrine of the State of Delaware or (5) other action asserting an "internal corporate claim," as defined in Section 115 of the DGCL, in all cases subject to the court having personal jurisdiction over all indispensable parties named as defendants shall, to the fullest extent permitted by law, be exclusively brought in the Court of Chancery of the State of Delaware or, if such court does not have subject matter jurisdiction thereof, another state or federal court located within the State of Delaware. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our Amended and Restated Charter described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions of our Amended and Restated Charter inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.

Risks Related to Tax

We are a holding company and our only material asset is our interest in The Hagerty Group, and we will therefore be dependent upon distributions made by The Hagerty Group to pay taxes, make payments under the TRA and pay other expenses.

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

The Hagerty Group will be treated as a partnership for U.S. federal income tax purposes and, as such, generally will not be subject to any entity-level U.S. federal or state income tax. Instead, the taxable income of The Hagerty Group will be allocated to the members of The Hagerty Group, including us. Accordingly, we will be required to pay income taxes on our allocable share of any net taxable income of The Hagerty Group. Under the terms of The Hagerty Group LLC Agreement, The Hagerty Group is obligated to make tax distributions to the members of The Hagerty Group (including us) calculated at certain assumed tax rates. In addition to tax expenses, we will also incur expenses related to our operations, including payment obligations under the TRA (and the cost of administering such payment obligations), which could be significant. We intend to cause The Hagerty Group to make distributions to the members of The Hagerty Group in amounts sufficient to cover all applicable taxes (calculated at assumed tax rates) and payments under the TRA. However, The Hagerty Group’s ability to make such distributions may be subject to various limitations and restrictions including, but not limited to, restrictions on distributions that would either violate any contract or agreement to which The Hagerty Group is then a party, including debt agreements, or any applicable law, or that would have the effect of rendering The Hagerty Group insolvent. If our cash resources are insufficient to meet our obligations under the TRA and to fund our obligations, we may be required to incur additional indebtedness to provide the liquidity needed to make such payments, which could materially adversely affect our liquidity and financial condition and subject us to various restrictions imposed by any such lenders. To the extent that we are unable to make payments under the TRA for any reason, such payments will be deferred and will accrue interest until paid; provided, however, that nonpayment for a specified period may constitute a breach of a material obligation under the TRA and therefore accelerate payments due under the TRA.

Hagerty, Inc. is required to pay Legacy Unit Holders and any other persons that become parties to the TRA for certain tax benefits we may receive and the amounts payable may be substantial.

In connection with the consummation of the Business Combination, Hagerty, Inc. entered into a TRA with Legacy Unit Holders. The Hagerty Group intends to have in effect an election under Section 754 of the Internal Revenue Code ("IRC") for each taxable year in which TRA exchanges occur, which is expected to result in adjustments to the tax basis of the assets of The Hagerty Group as a result of such TRA exchanges. The TRA generally provides for the payment by Hagerty, Inc. to Legacy Unit Holders of 85% of the cash tax benefits, if any, realized as a result of (i) tax basis adjustments resulting from TRA exchanges in connection with or following the Business Combination, (ii) certain other tax benefits related to entering into the TRA, including tax benefits attributable to making payments under the TRA. We expect that the payments required under the TRA could be substantial. Estimating the amount and timing of realization of tax benefits subject to the TRA is by its nature imprecise.

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

To the extent we receive tax distributions in excess of our actual tax liabilities and retain such excess cash, HHC and Markel may benefit from such accumulated cash balances if they exercise their exchange rights.

Under the terms of The Hagerty Group LLC Agreement, The Hagerty Group is obligated to make tax distributions to the members of The Hagerty Group calculated at certain assumed tax rates. Because tax distributions will be made pro rata based on ownership and due to, among other items, differences between the tax rates applicable to us and the assumed individual income tax rate used in the calculation and requirements under the applicable tax rules that The Hagerty Group’s net taxable income be allocated disproportionately to its unit holders in certain circumstances, tax distributions may significantly exceed the actual tax liability for certain The Hagerty Group unit holders. If Hagerty, Inc. retains the excess cash we receive, Markel and HHC could benefit from any value attributable to such accumulated cash balances as a result of their rights under the Exchange Agreement with the Legacy Unit Holders .

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

The Hagerty Group intends to operate such that it does not become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes. A "publicly traded partnership" is a partnership the interests of which are listed for trading on an established securities market or are readily tradable on a secondary market or the substantial equivalent thereof. Applicable U.S. Treasury regulations provide for certain safe harbors from treatment as a publicly traded partnership, and The Hagerty Group intends to operate such that it will qualify for one or more of such safe harbors, although it may be unable to do so.

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

Hagerty, Inc. will have no material assets other than the interest in The Hagerty Group, which holds, directly or indirectly, all of the operating assets of The Hagerty Group’s business. The Hagerty Group, with the exception of certain corporate subsidiaries, will not be subject to U.S. federal or state income tax. Hagerty, Inc. is a U.S. corporation that will be subject to U.S. corporate income tax on our worldwide operations, including our allocable share of any net taxable income of The Hagerty Group. We will be subject to various U.S. federal, state and local taxes, in addition to taxes in other countries.

New U.S. laws and policy relating to income and non-income-based taxes may have an adverse effect on our business and future profitability. Further, existing U.S. tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. Increases in income tax rates or other changes in income tax laws in any particular jurisdiction in which we operate or are otherwise subject to tax can reduce our after-tax income from such jurisdiction and adversely affect our business, financial condition or results of operations. Existing tax laws have been and could in the future be subject to significant change.

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

Additionally, the provision for income taxes involves a significant amount of judgement regarding the interpretation of relevant facts and laws in the jurisdictions in which we operate. Our income tax expense and recorded tax balances can change significantly between periods due to a number of complex factors including but not limited to, changes in the valuation of our deferred tax assets and liabilities as well as increases or decreases to valuation allowances recorded against our deferred tax assets.

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

Future sales, or the perception of future sales, by us or our stockholders in the public market could cause the market price for our Class A Common Stock to decline.

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

In addition, Common Stock reserved for future issuance under our equity incentive plans will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements, lock-up agreements and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144, as applicable. The aggregate number of shares of Class A Common Stock reserved for future issuance under the 2021 Equity Incentive Plan is 31,378,154. The aggregate number of shares of Class A Common Stock reserved for future issuance under the 2021 Employee Stock Purchase Plan is 11,495,220. The compensation committee of our Board may determine the exact number of shares to be reserved for future issuance under its equity incentive plans at its discretion. We will file one or more registration statements on Form S-8 under the Securities Act to register shares of Common Stock or securities convertible into or exchangeable for shares of Common Stock issued pursuant to our equity incentive plans. Any such Form S-8 registration statements will automatically become effective upon filing. Accordingly, shares registered under such registration statements will be available for sale in the open market.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Traverse City, Michigan, and consist of approximately 109,500 square feet of office space at the main campus location under a lease agreement that expires in March 2036. In the U.S., we lease additional office space in Ohio, Colorado, Connecticut and Michigan. Internationally, we lease offices in Canada, the U.K. and Germany. We believe our facilities are adequate and suitable for our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate our operations.

In 2022, Hagerty approved an initiative to increase operational efficiencies and flexibility by transitioning to a "remote first" work model for employees. As a result, we intend to sublease all or portions of our office space in Ohio, Colorado, Connecticut, Michigan and Ontario.

In addition, we have a network of Hagerty Garage + Social locations in the U.S., which includes one location in each of New York, Illinois and Washington, three locations in Florida and two locations in California. In Canada, we have one location in Ontario.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Class A Common Stock and Public Warrants are traded on the NYSE under the symbols "HGTY" and "HGTY.WS", respectively. Prior to the consummation of the Business Combination, Aldel's common stock and warrants were listed on the NYSE under the symbols "ADF.U", "ADF", and "ADF.WS", respectively.

Stockholders of Record

As of March 1, 2023, there were 12 record holders of our Class A Common Stock and two record holders of our Class V Common Stock. Additionally, there were 31 record holders of our PIPE Warrants, two record holders of our OTM Warrants and nine record holders of our Public Warrants, Private Placement Warrants and Underwriter Warrants, in the aggregate, as of March 1, 2023. The number of record holders does not include persons who held shares of our common stock or warrants in nominee or "street name" accounts through brokers.

Dividend Policy

We do not currently intend to pay cash dividends on our Class A Common Stock. The declaration and payment of any dividends by Hagerty, Inc. will be at the sole discretion of our Board, which may change our dividend policy at any time. Our Board will take into account:

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

Subject to funds being legally available, we intend to cause The Hagerty Group to make pro rata distributions to the other unit holders and us in an amount at least sufficient to allow us and the other unit holders to pay all applicable taxes, to make payments under the TRA we entered into with the Hagerty Group Unit Holders and to pay our corporate and other overhead expenses.

Hagerty, Inc. is a holding company and does not have material assets other than its ownership of Hagerty Group Units in The Hagerty Group, and as a consequence, our ability to declare and pay dividends to the holders of our Class A Common Stock is subject to the ability of The Hagerty Group to provide distributions to us. If The Hagerty Group makes such distributions, Hagerty Group Unit Holders will be entitled to receive pro-rata distributions from The Hagerty Group. However, because we must pay taxes, make payments under the TRA, and pay our expenses, amounts ultimately distributed as dividends to holders of our Class A Common Stock are expected to be less than the amounts distributed by The Hagerty Group to the Hagerty Group Unit Holders on a per share basis.

Assuming The Hagerty Group makes distributions to its members in any given year, the determination to pay dividends, if any, to our Class A common stockholders out of the portion, if any, of such distributions remaining after our payment of taxes, TRA payments and expenses (any such portion, an "excess distribution") will be made by our Board. Because our Board may determine to pay or not pay dividends to our Class A common stockholders, our Class A common stockholders may not necessarily receive dividend distributions relating to excess distributions, even if The Hagerty Group makes such distributions to us.

Stock Performance Graph

We are a smaller reporting company as defined by Rule 12b-2 of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), and are not required to provide the information otherwise required under this item.

Recent Sales of Unregistered Securities

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

Overview

Hagerty is a global market leader in providing insurance for classic cars and enthusiast vehicles. We consistently earn strong net promoter scores by providing auto enthusiasts superior insurance coverage with excellent customer service and at lower prices than traditional carriers. We have also leveraged our trusted insurance brand to build a leading automotive lifestyle brand. We offer an automotive enthusiast platform that protects, engages, entertains and connects with our Members and other car enthusiasts. Our goal is to save driving and car culture for future generations.

Recent Developments Affecting Comparability

Broad Arrow Acquisition

In January 2022, we entered into a joint venture with Broad Arrow, pursuant to which we invested $15.3 million in exchange for equity ownership of approximately 40% of Broad Arrow. In August 2022, we acquired the remaining 60% outstanding equity interest of Broad Arrow, in exchange for $73.3 million of equity consideration of both Hagerty, Inc. and The Hagerty Group.

Prior to the acquisition, we accounted for our approximately 40% ownership interest in Broad Arrow using the equity method of accounting under which we recognized our share of Broad Arrow's income (loss) within Income (loss) from equity method investment, net of tax in the Consolidated Statements of Operations. Subsequent to the acquisition, Broad Arrow became a wholly-owned subsidiary of the Company and as a result, the financial statements of Broad Arrow are now consolidated as a part of Hagerty. Revenue from Broad Arrow is included with our existing revenue from Marketplace and recorded within "Membership, marketplace and other revenue" in our Consolidated Statements of Operations.

Also, as a result of the acquisition, we remeasured our pre-existing 40% equity ownership interest to its estimated fair value of approximately $48.3 million, which resulted in a $34.7 million gain within our Consolidated Statements of Operations for the year ended December 31, 2022. Refer to Note 9 — Acquisitions and Investments – in Item 8 of Part II of this Annual Report on Form 10-K for additional information on the consideration paid for the Broad Arrow Acquisition.

Business Combination

On December 2, 2021, The Hagerty Group completed a business combination pursuant to the Business Combination Agreement with Aldel and Merger Sub. In connection with the Closing, Aldel changed its name from Aldel Financial Inc. to Hagerty, Inc.

Following the Closing, Hagerty, Inc. owns an equity interest in The Hagerty Group in what is commonly known as an "Up-C" structure. Under this structure, substantially all of Hagerty, Inc.'s assets and liabilities are held by The Hagerty Group. Hagerty, Inc. owned 24.5% and 24.7% of The Hagerty Group as of December 31, 2022 and 2021, respectively.

Refer to Note 1 — Summary of Significant Accounting Policies and New Accounting Standards and Note 8 — Business Combination in Item 8 of Part II of this Annual Report on Form 10-K for additional information on the Business Combination.

Key Performance Indicators and Certain Non-GAAP Financial Measures

Key Performance Indicators

The table below presents a summary of our Key Performance Indicators, including important operational metrics, as well as certain GAAP and non-GAAP financial measures as of and for the years ended December 31, 2022 and 2021. We use these Key Performance Indicators to evaluate our business, measure our performance, identify trends against planned initiatives, prepare financial projections and make strategic decisions. We believe these Key Performance Indicators are useful in evaluating the Company's performance when read together with our Consolidated Financial Statements prepared in accordance with GAAP.

	Year Ended December 31,
	2022	2021
Operational Metrics (period of time)
Total Written Premium (in thousands) (1)	$776,664	$674,305
Loss Ratio (2)	45.3%	41.3%
New Business Count (Insurance) (3)	234,520	244,478

Operational Metrics (point in time)
Policies in Force (4)	1,315,977	1,247,056
Policies in Force Retention (5)	88.0%	89.1%
Vehicles in Force (6)	2,234,461	2,103,185
HDC Paid Member Count (7)	752,754	718,583
Net Promoter Score (8)	83.0	82.0

GAAP Measures
Total Revenue (in thousands)	$787,588	$619,079
Operating Income (Loss) (in thousands)	$(67,566)	$(10,070)
Net Income (Loss) (in thousands)	$2,403	$(61,354)
Basic Earnings (Loss) Per Share	$0.39	$(0.56)

Non-GAAP Measures
Adjusted EBITDA (in thousands) (9)	$(1,940)	$25,350
Adjusted Earnings (Loss) Per Share (9)	$(0.20)	$(0.05)

(1) Total Written Premium is the total amount of insurance premium written on policies that were bound by our insurance carrier partners during the period. We view Total Written Premium as an important metric as it most closely correlates with our growth in insurance commission revenue and Hagerty Re earned premium. Total Written Premium reflects the actual business volume and direct economic benefit generated from our policy acquisition efforts.

(2) Loss Ratio, expressed as a percentage, is the ratio of (1) losses and loss adjustment expenses incurred to (2) earned premium in Hagerty Re. We view Loss Ratio as an important metric because it is a powerful benchmark for profitability. The benchmark allows us to evaluate our historical loss patterns including incurred losses and make necessary and appropriate adjustments. Hurricane Ian, which made landfall in the third quarter of 2022, generated $10.0 million of net losses and added 2.5% to the loss ratio for the year ended December 31, 2022. Additionally, we strengthened reserves for U.S. auto liability by $6.5 million for the 2022 accident year, which added 1.6% to the loss ratio for the year ended December 31, 2022. These two items account for the significant increase in the 2022 loss ratio compared to 2021.

(3) New Business Count represents the number of new insurance policies issued during the applicable period. We view New Business Count as an important metric to assess our financial performance because it is critical to achieving our growth objectives. While Hagerty benefits from strong renewal retention, new business policies more than offset those cancelled or non-renewed at expiration. Often new policies mean new relationships and an opportunity to sell additional products and services.

(4) Policies in Force ("PIF") are the number of current and active insurance policies as of the applicable period end date. We view PIF as an important metric to assess our financial performance because policy growth drives our revenue growth, increases brand awareness and market penetration, generates additional insight to improve the performance of our platform, and provides key data to assist strategic decision making for the Company.

(5) PIF Retention is the percentage of expiring policies that are renewed on the renewal effective date, calculated on a rolling twelve months basis. We view PIF Retention as an important measurement of the number of policies retained each year, which contributes to recurring revenue streams from MGA commissions, membership fees and earned premiums. It also contributes to maintaining our NPS as discussed below.

(6) Vehicles in Force are the number of current insured vehicles as of the applicable period end date. We view Vehicles in Force as an important metric to assess our financial performance because insured vehicle growth drives our revenue growth and increases market penetration. Vehicles in Force generates additional insight to support Marketplace and Hagerty Media, and provides key data to assist strategic decision making for the Company.

(7) HDC Paid Member Count is the number of current Members who pay an annual membership subscription as of an applicable period end date. We view HDC Paid Member Count as important because it helps us measure membership revenue growth and provides an opportunity to customize our value proposition and benefits to specific types of enthusiasts, both by demographic and vehicle interest.

(8) Hagerty uses Net Promoter Score ("NPS") as an important measure of the overall strength of our relationship with Members. NPS is measured twice annually through a web-based survey sent by email invitation to a random sample of existing Members, and is reported annually using an average of the two surveys. Often referred to as a barometer of brand loyalty and Member engagement, NPS is well-known in our industry as a strong indicator of growth and retention.

(9) Refer to "Non-GAAP Financial Measures" below for a description of this non-GAAP financial measure and a reconciliation to the most comparable GAAP amount.

Components of Our Results of Operations

Revenue

We generate commission and fee-based revenue primarily from the sale of automotive insurance policies on behalf of our insurance carrier partners and reinsurance premiums from participating in the underwriting of these policies. To a lesser extent, we also generate fee-based revenue from HDC membership subscriptions, media and entertainment and Marketplace services. Our revenue model incorporates multiple touchpoints in the insurance and lifestyle value chains, built on data collection and Member experience.

Commission and fee revenue

Certain of our insurance affiliated subsidiaries act as MGAs who, among other things, write collector vehicle and marine policies on behalf of our insurance carrier partners, in exchange for commissions. Commissions are earned for new and renewed policies. Additionally, policyholders pay fees directly to us related to their insurance coverage. Commission and fee revenue is earned when the policy becomes effective, net of policy changes and cancellations, as our performance obligation is complete when the policy is issued.

Under the terms of many of our contracts with insurance carriers, we have the opportunity to earn an annual contingent underwriting commission ("CUC"), or profit-share, based on the calendar-year performance of the insurance book of business. Our CUC agreements are based on written or earned premium and loss ratio results. Each insurance carrier partner contract and related CUC is calculated independently. Revenue from CUC is accrued throughout the year and settled annually.

Earned premium

Reinsurance premiums are earned by Hagerty Re, which reinsures the collector vehicle and marine risks written through our affiliated MGAs in the U.S., Canada and the U.K. Hagerty Re is a Bermuda-domiciled, Class 3A reinsurer.

Earned premium represents the earned portion of written premiums that Hagerty Re has assumed under quota share reinsurance agreements with our insurance carrier partners. Earned premium is recognized over the term of the policy, which is generally 12 months.

Membership, marketplace and other revenue

We earn subscription revenue through bundled HDC membership offerings, which include access to products and services such as, Hagerty Drivers Club Magazine, automotive enthusiast events, our proprietary vehicle valuation tool, emergency roadside assistance and special vehicle-related discounts. We also earn fee-based revenue from Hagerty Garage + Social memberships, which include storage in addition to the HDC Member benefits. Revenue from the sale of HDC and storage memberships is recognized ratably over the period of the membership. The membership is treated as a single performance obligation to provide access to stated Member benefits over the life of the membership, which is currently one year.

Marketplace earns fee-based revenue from the sale of collector cars through classified listings, live and time-based online auctions and brokered private sales, as well as finance revenue from term loans to high-net-worth individuals and businesses secured by collector cars. Fee-based revenue earned by Marketplace is recognized when the underlying sale is completed. Finance revenue is recognized when earned based on the amount of the outstanding loan, the applicable interest rate on the loan and the length of time the loan was outstanding during the period.

Other revenue includes sponsorship, admission, advertising, valuation and registration income. Other revenue is recognized when the performance obligation for the related product or service is satisfied.

Operating Expenses

Our operating expenses typically consist of salaries and benefits, ceding commission, losses and loss adjustment expenses, sales expenses, general and administrative services and depreciation and amortization.

Salaries and benefits

Salaries and benefits consist primarily of costs related to employee compensation, payroll taxes, employee benefits and employee development costs. Employee compensation includes wages paid to employees, as well as various incentive compensation plans. Employee benefits include the costs of various employee benefits plans, including medical, dental insurance and wellness plans. Costs related to employee education, training and recruiting are included in employee development costs. Salaries and benefits costs are expensed as incurred except for those costs which are required to be capitalized, which are then amortized over the useful life of the asset created (generally software or media content). Salaries and benefits are expected to increase over time as the business continues to grow but will likely decrease as a percent of revenue.

Ceding commission

Ceding commission consists of the commission paid by Hagerty Re to insurance carriers for our pro-rata share of policy acquisition costs (primarily the commission earned by our MGA affiliates), general and administrative services and other costs. Hagerty Re pays a fixed rate ceding commission which varies by insurance carrier partner, averaging approximately 47% and 48% of net earned premium for the years ended December 31, 2022 and 2021, respectively. Ceding commission is recognized into expense over the annual policy term. In future periods, ceding commission will change in proportion to earned premium assumed through our various quota share reinsurance agreements.

Losses and loss adjustment expenses

Losses and loss adjustment expenses represent management's best estimate of the share of losses assumed by Hagerty Re, including its share of the net cost to settle claims submitted by insureds. Losses consist of claims paid, case reserves and IBNR, net of estimated recoveries for reinsurance, salvage and subrogation. Loss adjustment expenses consist of the cost associated with the investigation and settling of claims. The estimates utilized in determining the amount of losses and loss adjustment expenses recorded in a period are based on statistical analysis performed by our internal and external actuarial team. Reserves are reviewed regularly and adjusted as necessary to reflect management’s estimate of the ultimate cost of settlement.

Sales expense

Sales expense includes costs related to the sales and servicing of insurance policies, as well as costs related to our Membership and Marketplace offerings, such as broker expense, cost of sales, promotion expense and travel and entertainment expenses. Broker expense is the compensation paid to our agent partners and national broker partners when an insurance policy is written through a broker relationship. Broker expense generally tracks with written premium growth. Cost of sales includes postage, document costs, payment processing fees, emergency roadside service costs and other variable costs associated with the sale and servicing of a policy. Cost of sales also includes costs associated with the vehicle sales through Marketplace. Promotion expense includes various expenses related to branding, events, advertising, marketing, and acquisition. Promotion expense and travel and entertainment expense will likely decrease as a percent of revenue over the long-term. Sales expenses, in general, are expensed as incurred and will trend with revenue growth.

General and administrative services

General and administrative services primarily consist of professional services, occupancy costs and hardware and software. These costs are expensed as incurred. We expect this expense category to increase commensurate with our expected business volume and growth expectations and be managed lower as a percent of revenue over the next few years after we reach scale to handle incoming business from new partnerships.

Depreciation and amortization

Depreciation and amortization reflects the recognition of the cost of our investments in various assets over their useful lives. Depreciation expense relates to leasehold improvements, furniture and equipment, vehicles, hardware and purchased software. Amortization relates to investments related to recent acquisitions, SaaS implementation, internal software development and investments made in digital media and content assets. Depreciation and amortization are expected to increase in dollar amount over time but will likely decrease as a percent of revenue as investments in platform technology reach scale.

Other Items

Change in fair value of warrant liabilities

Our warrants are accounted for as liabilities in accordance with ASC Topic 815, Derivatives and Hedging ("ASC 815"), and are measured at fair value each reporting period, with changes in fair value recognized as non-operating income (expense). In general, under the fair value accounting model, in periods when our stock price increases, the warrant liability increases, and we recognize additional expense in our Consolidated Statements of Operations. In periods when our stock price decreases, the warrant liability decreases, and we recognize additional income in our Consolidated Statements of Operations.

Income tax expense

The Hagerty Group is taxed as a pass-through ownership structure under provisions of the IRC and a similar section of state income tax law, except certain U.S. corporate subsidiaries and foreign subsidiaries. Any taxable income or loss generated by The Hagerty Group is passed through to and included in the taxable income or loss of all holders of Hagerty Group Units, including Hagerty, Inc. Hagerty, Inc. is taxed as a corporation and pays corporate federal, state, and local taxes with respect to income allocated from The Hagerty Group.

Results of Operations

Year Ended December 31, 2022 compared to the Year Ended December 31, 2021

The following table summarizes our results of operations for the years ended December 31, 2022 and 2021, and the dollar and percentage change between the two years:

	Year Ended December 31,
	2022	2021	$ Change	% Change

REVENUE:	in thousands (except percentages)
Commission and fee revenue	$307,238	$271,571	$35,667	13.1%
Earned premium	403,061	295,824	107,237	36.3%
Membership, marketplace and other revenue	77,289	51,684	25,605	49.5%
Total revenue	787,588	619,079	168,509	27.2%
OPERATING EXPENSES:
Salaries and benefits	199,542	171,901	27,641	16.1%
Ceding commission	191,150	140,983	50,167	35.6%
Losses and loss adjustment expenses	182,402	122,080	60,322	49.4%
Sales expense	140,781	107,483	33,298	31.0%
General and administrative services	89,068	64,558	24,510	38.0%
Depreciation and amortization	33,887	22,144	11,743	53.0%
Restructuring, impairment and related charges, net	18,324	—	18,324	100.0%
Total operating expenses	855,154	629,149	226,005	35.9%
OPERATING INCOME (LOSS)	(67,566)	(10,070)	(57,496)	571.0%
Change in fair value of warrant liabilities	41,899	(42,540)	84,439	198.5%
Revaluation gain on previously held equity method investment	34,735	—	34,735	100.0%
Interest and other income (expense)	2,028	(1,993)	4,021	201.8%
INCOME (LOSS) BEFORE INCOME TAX EXPENSE	11,096	(54,603)	65,699	120.3%
Income tax benefit (expense)	(7,017)	(6,751)	(266)	(3.9)%
Income (loss) from equity method investment, net of tax	(1,676)	—	(1,676)	(100.0)%
NET INCOME (LOSS)	$2,403	$(61,354)	$63,757	103.9%

Revenue

Commission and fee revenue

Commission and fee revenue was $307.2 million for the year ended December 31, 2022, an increase of $35.7 million, or 13.1%, compared to 2021, consisting of an increase of $31.6 million in revenue from renewal policies, as well as an increase of $4.3 million in revenue from new policies.

The increase in revenue from renewal policies was primarily related to a 6.5% increase in renewal policy premiums as well as continued strong retention. The increase in renewal policy premiums for the year ended December 31, 2022 compared to 2021 reflects sustained year-over-year growth in our business and rate increases in several states due to inflation and appreciation of vehicle values, all of which contribute to higher premiums and, in turn, higher commission revenue.

The increase in revenue from new policies was related to sustained year-over-year growth in our business, as well as rate actions and higher vehicle values. The average premium on a newly issued policy has increased 14.5% year-over-year as a result of writing accounts with higher insured values at higher rates. As a result, premiums from newly insured policies increased $13.2 million, or 9.9% during the year ended December 31, 2022. In turn, commission revenue from newly issued policies grew by $4.1 million over the same period.

The overall increase in commission and fee revenue during the year ended December 31, 2022 was partially offset by a downward adjustment of $4.1 million associated with a reduction in the expected CUC payout percentage for 2022 due to higher loss ratios during the year. Our loss ratio for the year ended December 31, 2022 was adversely impacted by the increased severity in U.S. auto liability claims in the 2022 accident year and net losses related to Hurricane Ian.

Earned premium

Earned premium revenue was $403.1 million for the year ended December 31, 2022, an increase of $107.2 million, or 36.3%, compared to 2021. Earned premium is a function of written premium and is recognized over the term of the policy, which is generally 12 months. The increase in earned premium generally correlates with an increase in written premiums assumed by us, which increased $120.4 million, or 34.0%, compared to 2021. In the U.S., the increase in premiums assumed by Hagerty Re during the year ended December 31, 2022 compared to 2021 was primarily due to Hagerty Re’s U.S. quota share increasing from 60% in 2021 to 70% in 2022, which accounted for $64.4 million of the overall $120.4 million increase. The remaining increase was primarily a result of consistent underlying growth in the premiums assumed across all geographic areas in which we operate.

Membership, marketplace and other revenue

Membership, marketplace and other revenue was $77.3 million for the year ended December 31, 2022, an increase of $25.6 million, or 49.5%, compared to 2021.

Membership fee revenue was $45.2 million for the year ended December 31, 2022, an increase of $4.6 million, or 11.4%, compared 2021, which was primarily attributable to the increase in the issuance of new policies bundled with an HDC membership as well as an increase in storage revenue related to our Hagerty Garage + Social locations. For the year ended December 31, 2022, membership fees were 58.5% of the Membership, marketplace and other revenue total.

Marketplace revenue was $13.7 million for the year ended December 31, 2022, which was primarily generated by Broad Arrow auctions. For the year ended December 31, 2022, Marketplace revenue was 17.7% of the Membership, marketplace and other revenue total.

Other revenue was $18.4 million for the year ended December 31, 2022, an increase of $7.3 million, or 66.0%, compared to 2021, primarily due to newly acquired events, resulting in increases of $3.3 million and $2.6 million in sponsorship revenue and admission revenue, respectively. Other revenue includes sponsorship, admission, advertising, valuation and registration revenue and accounts for 23.8% of the Membership, marketplace and other revenue total.

Operating Expenses

Salaries and benefits

Salaries and benefits expenses were $199.5 million for the year ended December 31, 2022, an increase of $27.6 million, or 16.1%, compared to 2021. The increase was primarily attributable to a net increase of approximately 200 employees, or 12%, year over year. In 2022, headcount increased to support current and anticipated growth, such as the additions of several new large national insurance partnerships and our continued development of new systems and digital transformation technology investments, as well as several acquisitions, including the Broad Arrow Acquisition.

Ceding commission

Ceding commission expense was $191.2 million for the year ended December 31, 2022, an increase of $50.2 million, or 35.6%, compared to 2021. The higher level of ceding commission expense was primarily attributable to an increase in our U.S. quota share percentage from 60% in 2021 to 70% in 2022, which accounted for $30.7 million of the increase, as well as higher U.S. premium volume ceded to Hagerty Re from our insurance carrier partner, which added approximately $16.4 million.

The following table presents the amount of premiums assumed and related ceding commission, as well as the quota share percentages for the year ended December 31, 2022 and 2021:

	U.S.	Canada	U.K.	Total

	in thousands (except percentages)
	Year Ended December 31, 2022
Subject premium	$643,777	$50,434	$8,569	$702,780
Quota share percentage	70.0%	35.0%	70.0%	67.5%
Assumed premium in Hagerty Re	$450,644	$17,652	$5,998	$474,294
Net ceding commission	$181,590	$7,026	$2,534	$191,150

	Year Ended December 31, 2021
Subject premium	$558,297	$43,844	$6,003	$608,144
Quota share percentage	60.0%	35.0%	60.0%	58.2%
Assumed premium in Hagerty Re	$334,978	$15,345	$3,602	$353,925
Net ceding commission	$134,469	$6,037	$477	$140,983

Losses and loss adjustment expenses

Losses and loss adjustment expenses were $182.4 million for the year ended December 31, 2022, an increase of $60.3 million, or 49.4%, compared to 2021. This increase was primarily driven by Hagerty Re’s U.S. quota share increasing from 60% in 2021 to 70% in 2022, $10.0 million in net losses related to Hurricane Ian and a $6.5 million loss related to the strengthening of reserves recorded for U.S. auto liability for the 2022 accident year. The Company's loss ratio, including catastrophe losses, was 45.3% and 41.3% for the year ended December 31, 2022 and 2021, respectively. Hurricane Ian and the increase in IBNR reserves added 2.5% and 1.6%, respectively, to the loss ratio for the year ended December 31, 2022. The Company's loss ratio excluding Hurricane Ian was 42.8% for the year ended December 31, 2022.

Sales expense

Sales expense was $140.8 million for the year ended December 31, 2022, an increase of $33.3 million, or 31.0%, compared to 2021. This increase was primarily driven by a $19.0 million increase in travel and promotion costs, primarily related to newly acquired events and increased advertising and a $7.6 million increase in broker expense which was driven by additional premium volume across our independent agent and broker distribution channel.

General and administrative services

General and administrative services expenses were $89.1 million for the year ended December 31, 2022, an increase of $24.5 million, or 38.0%, compared to 2021, which was primarily driven by an $11.2 million increase in expenses related to operating as a public company, a $3.7 million increase in software subscription licenses and a $2.5 million increase in occupancy costs, primarily attributable to additional Hagerty Garage + Social locations.

Depreciation and amortization

Depreciation and amortization expense was $33.9 million for the year ended December 31, 2022, an increase of $11.7 million, or 53.0%, compared to 2021. The increase was primarily attributable to a higher base of capital assets from our software development investment. Amortization on these capital assets increased by $8.9 million. Amorization expense also increased as a result of intangible asset additions due to acquisitions, such as Broad Arrow and Speed Digital. Total amortization expense related to these acquisitions was $1.8 million.

Restructuring, impairment and related charges, net

During the year ended December 31, 2022, we recognized restructuring, impairment and related charges of $18.3 million, which primarily consisted of $12.2 million in expenses related to our voluntary retirement program and reduction in force and $6.2 million related to operating lease ROU asset impairments and related leasehold disposals. Refer to Note 14 — Restructuring, Impairment and Related Charges in Item 8 of Part II of this Annual Report on Form 10-K for additional information with respect to the restructuring initiatives implemented in 2022.

Other Items

Change in fair value of warrant liabilities

During the years ended December 31, 2022 and 2021, the change in fair value of warrant liabilities resulted in a gain of $41.9 million and a loss of $42.5 million, respectively, which represents the net change in our valuation of warrant liabilities. Refer to Note 20 — Warrant Liabilities in Item 8 of Part II of this Annual Report on Form 10-K for additional information with respect to our warrants.

Revaluation gain on previously held equity method investment

During the year ended December 31, 2022, we recognized a revaluation gain on a previously held equity method investment of $34.7 million, which represents the remeasurement of our 40% equity interest in Broad Arrow immediately prior to the Broad Arrow Acquisition in August 2022. Refer to Note 9 — Acquisitions and Investments in Item 8 of Part II of this Annual Report on Form 10-K for additional information with respect to our acquisition of Broad Arrow.

Income tax benefit (expense)

Income tax expense was $7.0 million for the year ended December 31, 2022, an increase of $0.3 million, or 3.9%, compared to 2021. The increase was primarily due to an increase in income before income tax expense of $1.4 million within Broad Arrow, which is taxed as a corporation. Refer to Note 22 — Taxation in Item 8 of Part II of this Annual Report on Form 10-K for additional information with respect to items affecting our effective tax rate.

In August 2022, the Inflation Reduction Act ("IRA") was enacted into law. Among the provisions in the IRA was a 15% corporate minimum tax effect rate for years beginning after December 31, 2022, and a 1% tax on share repurchases after December 31, 2022. We do not expect the tax provisions of the IRA to have a material impact on our results.

Liquidity and Capital Resources

Maintaining a strong balance sheet and capital position is a top priority for us. We manage liquidity globally and across all operating subsidiaries.

Future Sources and Uses of Liquidity

Our sources of liquidity include our: (1) cash on hand; (2) short-term investments; (3) net working capital; (4) cash flows from operations; and (5) our Credit Facility (as defined below). Based on our current expectations, we believe that these sources of liquidity will be sufficient to meet our needs for at least the next 12 months.

We expect that our primary liquidity needs will include cash used to: (1) fund business operations including continued investments in technology; (2) service borrowings under the Credit Agreement (as defined below); (3) pay income taxes; and (4) make payments under the TRA.

Capital and Dividend Restrictions

Through our reinsurance subsidiary, Hagerty Re, we reinsure the same personal lines risks that are underwritten by our affiliated MGA subsidiaries on behalf of our insurance carrier partners. Our reinsurance operations are self-funded primarily through existing capital and net cash flows from operations. As of December 31, 2022, Hagerty Re had approximately $398.8 million in Cash and cash equivalents and Restricted cash and cash equivalents.

We, and particularly Hagerty Re, pay close attention to the underlying underwriting and reserving risks by monitoring the pricing and loss development of the underlying business written through our affiliated MGAs. Additionally, Hagerty Re seeks to minimize its investment risk by investing in low yield cash, money market accounts and investment grade municipal securities.

Capital Restrictions

In Bermuda, Hagerty Re is subject to the BSCR administered by the BMA. No regulatory action is taken by the BMA if an insurer’s capital and surplus is equal to or in excess of their enhanced capital requirement as determined by the BSCR model. In addition, the BMA has established a target capital level for each insurer which is 120% of the enhanced capital requirement. Hagerty Re maintained sufficient statutory capital and surplus to comply with regulatory requirements as of December 31, 2022.

Dividend Restrictions

Under Bermuda law, Hagerty Re is prohibited from declaring or issuing a dividend if it fails to meet its minimum solvency margin or minimum liquidity ratio. Prior approval from the BMA is also required if Hagerty Re's proposed dividend payments would exceed 25% of its prior year-end total statutory capital and surplus. The amount of dividends which could be paid by Hagerty Re in 2023 without prior approval is $32.9 million.

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

Comparative Cash Flows

The following table summarizes our cash flow data for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021	$ Change	% Change

	in thousands (except percentages)
Net cash provided by operating activities	$55,328	$42,281	$13,047	30.9%
Net cash used in investing activities	$(91,521)	$(68,994)	$(22,527)	(32.7)%
Net cash provided by (used in) financing activities	$(28,084)	$332,071	$(360,155)	(108.5)%
Operating Activities

Cash provided by operating activities primarily consists of net income (loss) adjusted for non-cash items and changes in working capital balances.

Net cash provided by operating activities is presented below:

	Year Ended December 31,
	2022	2021	$ Change	% Change

	in thousands (except percentages)
Net income (loss)	$2,403	$(61,354)	$63,757	(103.9)%
Non-cash adjustments to net income (loss)	(5,547)	70,302	(75,849)	(107.9)%
Changes in operating assets and liabilities	58,472	33,333	25,139	75.4%
Net cash provided by operating activities	$55,328	$42,281	$13,047	30.9%

Net cash provided by operating activities for the year ended December 31, 2022 was $55.3 million, an increase of $13.0 million, or 30.9%, compared to 2021, which was due to a $25.1 million increase in cash from operating assets and liabilities, partially offset by a $12.1 million decrease in Net income (loss) after excluding non-cash adjustments. The increase in cash from operating assets and liabilities was primarily due to the increase in our U.S. quota share percentage from 60% in 2021 to 70% in 2022, severity of claims and timing of Hurricane Ian, all of which resulted in an increase in Provision for unpaid losses and loss adjustment expenses and Losses payable of approximately $25.5 million during the year ended December 31, 2022, with associated cash outflow expected in 2023.

Additionally, we collected approximately $7.8 million of cash from buyers in Broad Arrow transactions during the year ended December 31, 2022 that was not paid to sellers until 2023. The decrease in Net income (loss) after excluding non-cash adjustments was primarily driven by the impact of Hurricane Ian, increased loss reserves and restructuring charges.

Investing Activities

Cash used in investing activities for the year ended December 31, 2022 was $91.5 million, an increase of $22.5 million, or 32.7%, compared to 2021. We invested approximately $44.4 million in property, equipment and software (excluding acquisitions) which was primarily driven by internally developed software, as compared to $43.4 million in the prior year, and had payments related to acquisitions, net of cash acquired, totaling $15.4 million for the year ended December 31, 2022, as compared to $14.6 million in the prior year. Additionally, in January 2022 we invested approximately $15.3 million for an interest in an equity method investment and joint venture with Broad Arrow. We subsequently acquired the remaining 60% outstanding equity interest of Broad Arrow in an all equity transaction. Subsequent to the acquisition, we issued $6.1 million in notes receivable related to Broad Arrow's asset-backed financing activity. For additional information regarding our 2022 acquisitions and equity method investments, refer to Note 9 — Acquisitions and Investments in Item 8 of Part II of this Annual Report on Form 10-K.

Financing Activities

Cash used in financing activities for the year ended December 31, 2022 was $28.1 million, compared to $332.1 million provided by financing activities in 2021. During the year ended December 31, 2022, there were net repayments of $28.1 million related to our long-term debt, primarily our Credit Facility, compared to $66.5 million in net borrowings in 2021. In 2021, net cash inflows from the Business Combination were $269.0 million, including proceeds of $789.7 million, offset by $489.7 million of distributions to the Legacy Unit Holders and $31.0 million of capitalized transaction costs. Refer to Note 8 — Business Combination in Item 8 of Part II of this Annual Report on Form 10-K for additional information on the Business Combination.

Financing Arrangements

Multi-bank Credit Facility

In September 2022 and December 2022, The Hagerty Group entered into a Fourth and Fifth Amendment to the Amended and Restated Credit Agreement ("Credit Agreement"), which amended the terms of our revolving credit facility ("Credit Facility") with JPMorgan Chase Bank, N.A., as administrative agent, and the other financial institutions party thereto from time to time as lenders.

The aggregate amount of commitments available to the Company under the Credit Facility is $230.0 million. The current term of the Credit Agreement expires in October 2026 and may be extended by one year on an annual basis if agreed to by us and the lenders party thereto. Any unpaid balance on the Credit Facility is due at maturity. As of December 31, 2022, total outstanding borrowings under the Credit Facility were $105.0 million.

The Credit Facility borrowings are collateralized by our assets, except for the assets of our U.K., Bermuda and German subsidiaries as well as MHH and its subsidiaries. In January 2023, Broad Arrow Europe Limited and Broad Arrow Capital UK Limited were joined to the Credit Facility as co-borrowers.

Under the Credit Agreement, we are required, among other things, to meet certain financial covenants, including a fixed charge coverage ratio and a leverage ratio. We were in compliance with these financial covenants as of December 31, 2022.

Refer to Note 16 — Debt in Item 8 of Part II of this Annual Report on Form 10-K for additional information on the Credit Facility.

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

The purpose of the interest rate swap agreement is to fix the interest rate on a portion of our existing variable rate debt in order to reduce exposure to interest rate fluctuations. Under such agreements, we pay the counterparty interest at a fixed rate. In exchange, the counterparty pays us interest at a variable rate, adjusted quarterly and based on the Secured Overnight Financing Rate ("SOFR"). The amount exchanged is calculated based on the notional amount. The significant inputs, primarily the SOFR forward curve, used to determine the fair value are considered Level 2 observable market inputs. We monitor the credit and nonperformance risk associated with our counterparty and believe the risk to be insignificant and does not warrant a credit adjustment at December 31, 2022.

In December 2020, we entered into a 5-year interest rate swap agreement with an original notional amount of $35.0 million. In September 2022, the interest rate swap was amended to replace LIBOR with SOFR and the fixed swap rate is now 0.81%. This interest rate swap matures in December 2025.

In March 2017, we entered into an interest rate swap agreement with an original notional amount of $15.0 million at a fixed swap rate of 2.20%. This interest rate swap matured in March 2022.

Tax Receivable Agreement

Hagerty, Inc. expects to have adequate capital resources to meet the requirements and obligations under the TRA entered into with the Legacy Unit Holders on December 2, 2021 that provides for the payment by Hagerty, Inc. to the Legacy Unit Holders of 85% of the amount of cash savings, if any, under U.S. federal, state and local income tax or franchise tax realized as a result of (1) any increase in tax basis of Hagerty, Inc.'s assets resulting from (a) purchase of Hagerty Group Units from any of the Legacy Unit Holders using the net proceeds from any future offering, (b) redemptions or exchanges by the Legacy Unit Holders of Class V Common Stock and Hagerty Group Units for shares of Class A Common Stock or (c) payments under the TRA and (2) tax benefits related to imputed interest deemed arising as a result of payments made under the TRA.

Legacy Unit Holders may, subject to certain conditions and transfer restrictions described above, redeem or exchange their Class V Common Stock and Hagerty Group Units for shares of Class A Common Stock of Hagerty, Inc. on a one-for-one basis. The Hagerty Group intends to have in effect an election under Section 754 of the IRC of 1986, as amended, and the regulations thereunder for each taxable year in which a redemption or exchange of Class V Common Stock and Hagerty Group Units for shares of Class A Common Stock occurs, which is expected to result in increases to the tax basis of the assets of The Hagerty Group at the time of a redemption or exchange of Hagerty Group Units. The redemptions and exchanges are expected to result in increases in the tax basis of the tangible and intangible assets of The Hagerty Group. These increases in tax basis may reduce the amount of tax that Hagerty, Inc. would otherwise be required to pay in the future. This payment obligation as a part of the TRA is an obligation of Hagerty, Inc. and not of The Hagerty Group. For purposes of the TRA, the cash tax savings in income tax will be computed by comparing the actual income tax liability of Hagerty, Inc. (calculated with certain assumptions) to the amount of such taxes that Hagerty, Inc. would have been required to pay had there been no increase to the tax basis of the assets of The Hagerty Group as a result of the redemptions or exchanges and had Hagerty, Inc. not entered into the TRA. Estimating the amount of payments that may be made under the TRA is by nature imprecise, insofar as the calculation of amounts payable depends on a variety of factors.

Contractual Obligations

The following table summarizes significant contractual obligations and other commitments as of December 31, 2022:

	Total	2023	2024	2025	2026	2027	Thereafter

	in thousands
Debt	$108,280	$—	$3,280	$—	$105,000	$—	$—
Interest payments	1,304	529	490	285	—	—	—
Operating leases	116,790	12,129	12,206	11,765	11,176	10,984	58,530
Purchase commitments	14,477	10,772	3,705	—	—	—	—
Total	$240,851	$23,430	$19,681	$12,050	$116,176	$10,984	$58,530

Interest payments excludes variable rate debt interest payments and commitment fees related to our Credit Facility.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet financing arrangements as of December 31, 2022.

Critical Accounting Estimates

Our significant accounting policies are described in Note 1 — Summary of Significant Accounting Policies and New Accounting Standards, in Item 8 of Part II of this Annual Report on Form 10-K. Our Consolidated Financial Statements are prepared in accordance with GAAP. The preparation of our Consolidated Financial Statements requires management to make assumptions and estimates that affect the reported results of operations and financial position, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. The following is a discussion of the accounting estimates and judgments that management believes are most significant in the application of GAAP used in the preparation of our Consolidated Financial Statements. These accounting estimates, among others, may involve a high degree of complexity and judgment on the part of management. Further, these estimates and other factors could have a significant impact to our financial condition, results of operations and cash flows. Management evaluates its significant accounting estimates on an ongoing basis using historical experience and various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from management's estimates.

Unpaid Losses and Loss Adjustment Expenses

Unpaid losses and loss adjustment expenses are the difference between the estimated ultimate cost of losses incurred and the amount of paid losses as of the reporting date. These reserves reflect management’s best estimate of unpaid losses related to both reported claims and IBNR claims. The reserves also include estimates of all expenses associated with processing and settling reported and unreported claims. We regularly review our reserve estimates and update those estimates as new information becomes available or as events emerge that may affect the resolution of unsettled claims. Updates made to reserve estimates based on new information may cause changes in prior reserve estimates. These changes are recorded as losses and loss adjustment expenses in the period such changes are determined. Estimating the ultimate cost of claims and claims expenses is an inherently complex and subjective process that involves a high degree of judgment. The judgments made by management in estimating the provision for unpaid losses and loss adjustment expenses are impacted by:

•uncertainty around inflationary costs, both economic and social inflation;
•estimates of expected losses through the use of historical loss data;
•the changing mix of business due to the large growth in modern collectible cars which carry a different risk profile than the risks associated with classic cars;
•legislative and judicial changes in the jurisdictions in which we write insurance; and
•management's industry experience.

Claims are analyzed and reported based on the accident year or the year in which the claims occurred. Accident year data is classified and utilized within actuarial models to prepare estimates of required reserves for payments to be made in the future. The timing of claim settlement varies and depends on the type of claim being reported (i.e. property damage as compared to personal injury claims). Claims involving property damage are generally settled faster than personal injury claims. Historical loss patterns are then applied to actual paid losses and reported losses by accident year to develop expectations of future payments. Implicit within the actuarial models are estimates of the impacts of inflation, especially for claims with longer expected cycle times. Refer to Note 11 — Provision for Unpaid Losses and Loss Adjustment Expenses in Item 8 of Part II of this Annual Report on Form 10-K for additional information regarding the methodologies used to estimate loss and loss adjustment expense reserves.

Given the inherent complexity and uncertainty regarding the estimate of our ultimate cost of settling claims, reserves are reviewed quarterly and periodically throughout the year by combining historical results and current actual results to calculate new development factors. In estimating loss and loss adjustment expense reserves, our actuarial reserving group considers claim cycle time, claims settlement practices, adequacy of case reserves over time, and current economic conditions. Because actual experience can differ from key assumptions used in estimating reserves, there may be significant variation in the development of these reserves and the actual losses and loss adjustment expenses ultimately paid in the future. These adjustments to the loss and loss adjustment expense reserves are recognized in our Consolidated Statements of Operations in the period in which the change occurs.

The following table presents our gross and net provision for losses and loss adjustment expenses as of December 31, 2022 and 2021:

	Gross	% of Total	Net	% of Total

	in thousands (except percentages)
	As of December 31, 2022
Outstanding losses reported	$66,824	59.8%	$65,981	59.5%
IBNR	44,917	40.2%	44,917	40.5%
Total provision for unpaid losses and loss adjustment expenses	$111,741	100.0%	$110,898	100.0%

	As of December 31, 2021
Outstanding losses reported	$38,207	51.0%	$38,207	51.0%
IBNR	36,662	49.0%	36,662	49.0%
Total provision for unpaid losses and loss adjustment expenses	$74,869	100.0%	$74,869	100.0%

The following table summarizes our gross losses and loss adjustment expenses, and net losses and loss adjustment expenses by accident years as of December 31, 2022 and 2021:

	Gross Ultimate Loss & Loss Adjustment Expenses			Net Ultimate Loss & Loss Adjustment Expenses
Accident Year	2022	2021	Change	2022	2021	Change

	in thousands
2017	$18,467	$18,592	$(125)	$18,467	$18,592	$(125)
2018	38,405	38,405	—	38,005	38,005	—
2019	60,495	60,495	—	60,495	60,495	—
2020	86,113	87,583	(1,470)	86,113	87,583	(1,470)
2021	130,016	132,497	(2,481)	130,016	132,497	(2,481)
2022	191,815	N/A	N/A	186,463	N/A	N/A
Total	$525,311	$337,572	$(4,076)	$519,559	$337,172	$(4,076)

Warrant Liabilities

Our warrants are accounted for in accordance with ASC 815. The warrants do not meet the criteria for equity treatment and as such, are recorded at fair value as a liability. The fair value of this liability is subject to remeasurement each reporting period.

Our Public Warrants are Level 1 within the fair value hierarchy as they are measured utilizing quoted market prices. We determined that our Private Placement Warrants, OTM Warrants, Underwriter Warrants and PIPE Warrants are Level 3 within the fair value hierarchy. We utilize a Monte Carlo simulation model to measure the fair value of these warrants. Our Monte Carlo simulation model includes assumptions related to the expected stock-price volatility, expected term, dividend yield and risk-free interest rate.

The impact of remeasuring the fair value of the warrants is recognized within Change in fair value of warrant liabilities in the Consolidated Statements of Operations each reporting period.

Refer to Note 15 — Fair Value Measurements, in Item 8 of Part II of this Annual Report on Form 10-K, for additional information related to the significant inputs to the Monte Carlo simulation model.

Liabilities under the Tax Receivable Agreement

In connection with the Business Combination, Hagerty, Inc. entered into a TRA with the Legacy Unit Holders. The amount and timing of any payments under the TRA will vary depending on a number of factors, including, but not limited to, the increase in tax basis of The Hagerty Group's assets, the timing of any future redemptions, exchanges or purchases of Hagerty Group Units held by Legacy Unit Holders, the price of Class A Common Stock at the time of the purchase, redemption or exchange, the extent to which redemptions or exchanges are taxable, the amount and timing of the taxable income that Hagerty, Inc. generates in the future, the tax rates then applicable and the portion of the payments under the TRA constituting imputed interest. Hagerty, Inc. recognized a liability of $3.2 million and $3.5 million relating to obligations under the TRA for the years ended December 31, 2022 and 2021, respectively. Refer to Note 1 — Summary of Significant Accounting Policies and New Accounting Standards, in Item 8 of Part II of this Annual Report on Form 10-K, for additional information related to the TRA.

Acquisitions and Investments

A component of our growth strategy has been to acquire and integrate businesses that complement our existing operations. We account for business combinations in accordance with the guidance for business combinations and related literature. Accordingly, we allocate the purchase price of acquired businesses to the identifiable tangible and intangible assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. Any purchase consideration in excess of the estimated fair values of the net assets acquired is recorded as goodwill. In determining the estimated fair values of assets acquired and liabilities assumed in a business combination, we use various recognized valuation methods including the income, market and cost approaches. Valuations are performed by management or independent valuation specialists under management’s supervision, where appropriate.

Accounting for business combinations requires our management to make significant estimates and assumptions, especially at the acquisition date, including our estimates for intangible assets, contractual obligations assumed and contingent consideration, where applicable. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Examples of critical estimates in valuing certain of the intangible assets we have acquired include, but are not limited to: determination of weighted average cost of capital, market participant assumptions, royalty rates, terminal multiples and estimates of future cash flows to be generated by the acquired assets. In addition to the estimates and assumptions applied to valuing intangible assets acquired, the determination of the estimated fair value of contingent consideration, including estimating the likelihood and timing of achieving the relevant thresholds for contingent consideration payments, requires the use of subjective judgments.

We believe that the estimated fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions that a marketplace participant would use. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the estimated fair values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments would be recorded in our Consolidated Statements of Operations.

We recognize the fair value of contingent consideration at the date of acquisition as part of the consideration transferred to acquire a business. The liability associated with contingent consideration is remeasured to fair value at each reporting period subsequent to the date of acquisition taking into consideration changes in financial projections and long-term growth rates, among other factors, that may impact the timing and amount of contingent consideration payments until the term of the agreement has expired or the contingency is resolved. Increases in the fair value of contingent consideration are recorded as losses in our Consolidated Statements of Operations, while decreases in fair value are recorded as gains.

Goodwill and Intangible Assets

Goodwill is tested for impairment at least annually as of October 1 or between annual events if an event occurs or circumstances change that would more likely than not reduce the estimated fair value of a reporting unit below its carrying value. As of October 1, 2022, we performed a qualitative analysis in which we determined that it was not more likely than not that the fair values of our reporting units with goodwill were less than their carrying values. Our intangible assets are evaluated for impairment only when there is evidence that events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable.

Application of the goodwill impairment test requires judgment, including the identification of reporting units and the determination of the estimated fair value of reporting units. For reporting units with goodwill, we perform a qualitative analysis to determine whether it is more likely than not the fair value of the reporting unit is less than its carrying amount. When assessing goodwill for impairment, our decision to perform a qualitative assessment for an individual reporting unit is based on a number of factors, including the carrying value of the reporting unit's goodwill, the amount of time in between quantitative fair value assessments, macro-economic conditions, industry and market conditions and the operating performance of the reporting unit. If it is determined, based on qualitative factors, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, a quantitative impairment test is performed, in which we determine the estimated fair value of the reporting unit using a discounted cash flow analysis. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, available industry/market data (to the extent available), estimation of the long-term rate of growth for the reporting unit including expectations and assumptions regarding the impact of general economic conditions on the reporting unit, estimation of the useful life over which cash flows will occur (including terminal multiples), determination of the respective weighted average cost of capital and market participant assumptions. Changes in these estimates and assumptions could materially affect the determination of estimated fair value and potential impairment for each reporting unit.

Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill impairment test will prove to be an accurate prediction of the future. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of our reporting units may include such items as: (1) failure to meet business plans; (2) deterioration of the U.S. economy; (3) an increase in interest rates; or (4) other unanticipated events and circumstances that may decrease the projected cash flows or increase the discounts rates and could potentially result in an impairment charge.

While historical performance and current expectations have generally resulted in the conclusion that our goodwill is not impaired, if our assumptions are not realized, it is possible that an impairment charge may need to be recorded in the future. There can be no assurance that the estimates and assumptions made for purposes of the annual goodwill impairment tests will prove to be an accurate prediction of the future.

New Accounting Standards

New accounting standards are described in Note 1 — Summary of Significant Accounting Policies and New Accounting Standards, in Item 8 of Part II of this Annual Report on Form 10-K.

Non-GAAP Financial Measures

Adjusted EBITDA

We define Adjusted EBITDA as consolidated net income (loss) (the most directly comparable GAAP measure) before interest and other income (expense), income tax (expense) benefit, and depreciation and amortization, adjusted to exclude (i) restructuring, impairment and related charges, net, (ii) changes in the fair value of warrant liabilities, (iii) stock-based compensation expense, (iv) the revaluation gain on a previously held equity method investment, (v) expense associated with the accelerated vesting of incentive plans, (vi) net gains and losses from asset disposals and (vii) certain other unusual items. We present Adjusted EBITDA because we consider it to be an important supplemental measure of our performance and believe it is frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry.

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
•as a performance factor in measuring performance under our executive compensation plan; and
•as a predictor of core operating performance, comparisons to prior periods and competitive positioning.

By providing this non-GAAP financial measure, together with a reconciliation to net income (loss), which is the most directly comparable GAAP measure, we believe we are enhancing investors’ understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing our strategic initiatives. However, Adjusted EBITDA has limitations as an analytical tool, and should not be considered in isolation, or as an alternative to, or a substitute for net income (loss) or other financial statement data presented in our Consolidated Financial Statements as indicators of financial performance. Hagerty's Adjusted EBITDA may be determined or calculated differently than similarly titled measures of other companies in our industry, which could reduce the usefulness of this non-GAAP financial measure when comparing our performance to that of other companies.

The following table reconciles Adjusted EBITDA to the most directly comparable GAAP measure, which is Net income (loss):

	Year Ended December 31,
	2022	2021

	in thousands
Net income (loss)	$2,403	$(61,354)
Interest and other (income) expense	(2,028)	1,993
Income tax (benefit) expense	7,017	6,751
Depreciation and amortization	33,887	22,144
Restructuring, impairment and related charges, net	18,324	—
Change in fair value of warrant liabilities	(41,899)	42,540
Stock-based compensation expense	12,129	—
Revaluation gain on previously held equity method investment	(34,735)	—
Accelerated vesting of incentive plans	—	9,321
Net (gain) loss from asset disposals	1,970	1,764
Other unusual items (1)	992	2,191
Adjusted EBITDA	$(1,940)	$25,350

(1) Other unusual items in 2021 relates to expenses incurred related to the Business Combination. Other unusual items in 2022 relates to certain severance and legal settlement expenses.

Net income (loss) and Adjusted EBITDA for the year ended December 31, 2022 include $10.0 million of estimated net losses related to Hurricane Ian. Additionally, we strengthened reserves for U.S. auto liability by $6.5 million for the 2022 accident year. Both of these events adversely impacted the 2022 results compared to the year ended December 31, 2021.

We incurred $29.8 million and $31.0 million during the years ended December 31, 2022 and 2021, respectively, for certain pre-revenue costs related to scaling our infrastructure, newly-developed digital platforms and legacy systems, human resources and occupancy to accommodate our alliance with State Farm and other potential distribution partnerships as well as to further develop our Marketplace initiatives. These costs were not included in the Adjusted EBITDA reconciliation above.

Pursuant to a defined set of activities and objectives, these expenses are adding entirely new capabilities for us, integrating our new and legacy policyholder, membership and Marketplace systems with State Farm’s legacy policy and agent management systems and other third-party platforms.

Adjusted EPS

We define Adjusted Earnings (Loss) Per Share ("Adjusted EPS") as consolidated Net income (loss) attributable to both our controlling and non-controlling interest, less the change in fair value of our warrants and the revaluation gain on previously held equity method investment, divided by our outstanding and total potentially dilutive securities. The total potentially dilutive securities includes (1) the weighted-average issued and outstanding shares of Class A Common Stock, (2) all issued and outstanding non-controlling interest Hagerty Group Units, (3) all unexercised warrants and (4) all unissued stock-based compensation awards.

In the third quarter of 2022, we began removing (1) the change in fair value of our warrants and (2) the revaluation gain on previously held equity method investment from consolidated Net income (loss) attributable to both our controlling and non-controlling interest for purposes of calculating Adjusted EPS. For comparability, references to prior period non-GAAP measures have been updated to show the effect of removing the change in the fair value of our warrants from Adjusted EPS. We believe this updated presentation of Adjusted EPS enhances investors' understanding of our financial performance from activities occurring in the ordinary course of our business.

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

The following table reconciles Adjusted EPS to the most directly comparable GAAP measure, which is Basic EPS:

	Year Ended December 31,
	2022	2021

	in thousands (except per share amounts)
Numerator:
Net income (loss) attributable to controlling interest(1)	$32,078	$(46,358)
Net income (loss) attributable to non-controlling interest	(29,675)	(398)
Net income (loss) attributable to redeemable non-controlling interest	—	(14,598)
Consolidated net income (loss)	$2,403	$(61,354)
Change in fair value of warrant liabilities	(41,899)	42,540
Revaluation gain on previously held equity method investment	(34,735)	—
Adjusted consolidated net income (loss)(2)	$(74,231)	$(18,814)

Denominator:
Weighted-average shares of Class A Common Stock outstanding — Basic(1)	82,728	82,327
Total potentially dilutive securities outstanding:
Conversion of non-controlling interest Hagerty Group Units to Class A Common Stock	255,758	251,034
Total warrants outstanding	19,484	20,006
Total unissued stock-based compensation	6,902	—
Potentially dilutive shares outstanding	282,144	271,040
Fully dilutive shares outstanding(2)	364,872	353,367

Basic EPS = (Net income (loss) attributable to controlling interest / Weighted-average shares of Class A Common Stock outstanding)(1)	$0.39	$(0.56)

Adjusted EPS = (Adjusted consolidated net income (loss) / Fully dilutive shares outstanding)(2)	$(0.20)	$(0.05)

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hagerty, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), changes in members’ and stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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
March 14, 2023
We have served as the Company’s auditor since 2019.

Hagerty, Inc.
Consolidated Statements of Operations

	Year Ended December 31,
	2022	2021

REVENUE:	in thousands (except per share amounts)
Commission and fee revenue	$307,238	$271,571
Earned premium	403,061	295,824
Membership, marketplace and other revenue	77,289	51,684
Total revenue	787,588	619,079
OPERATING EXPENSES:
Salaries and benefits	199,542	171,901
Ceding commission	191,150	140,983
Losses and loss adjustment expenses	182,402	122,080
Sales expense	140,781	107,483
General and administrative services	89,068	64,558
Depreciation and amortization	33,887	22,144
Restructuring, impairment and related charges, net	18,324	—
Total operating expenses	855,154	629,149
OPERATING INCOME (LOSS)	(67,566)	(10,070)
Change in fair value of warrant liabilities	41,899	(42,540)
Revaluation gain on previously held equity method investment	34,735	—
Interest and other income (expense)	2,028	(1,993)
INCOME (LOSS) BEFORE INCOME TAX EXPENSE	11,096	(54,603)
Income tax benefit (expense)	(7,017)	(6,751)
Income (loss) from equity method investment, net of tax	(1,676)	—
NET INCOME (LOSS)	2,403	(61,354)
Net loss (income) attributable to non-controlling interest	29,675	398
Net loss (income) attributable to redeemable non-controlling interest	—	14,598
NET INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	$32,078	$(46,358)

Earnings (loss) per share of Class A Common Stock:
Basic	$0.39	$(0.56)
Diluted	$(0.07)	$(0.56)

Weighted-average shares of Class A Common Stock outstanding:
Basic	82,728	82,327
Diluted	336,147	82,327

The accompanying Notes are an integral part of these Consolidated Financial Statements.
See Note 23 for information regarding Related-Party Transactions.

Hagerty, Inc.
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
	2022	2021

	in thousands
Net income (loss)	$2,403	$(61,354)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,834)	(792)
Derivative instruments	2,699	1,019
Other comprehensive income (loss)	865	227
Comprehensive income (loss)	3,268	(61,127)
Comprehensive loss (income) attributable to non-controlling interest	29,675	398
Comprehensive loss (income) attributable to redeemable non-controlling interest	—	14,598
Comprehensive income (loss) attributable to controlling interest	$32,943	$(46,131)

The accompanying Notes are an integral part of these Consolidated Financial Statements.
See Note 23 for information regarding Related-Party Transactions.

Hagerty, Inc.
Consolidated Balance Sheets

	December 31, 2022	December 31, 2021

ASSETS	in thousands (except share amounts)
Current Assets:
Cash and cash equivalents	$95,172	$275,332
Restricted cash and cash equivalents	444,019	328,640
Accounts receivable	58,255	46,729
Premiums receivable	100,700	75,297
Commission receivable	60,151	57,596
Prepaid expenses and other current assets	45,651	30,155
Notes receivable	25,493	—
Deferred acquisition costs, net	107,342	81,535
Total current assets	936,783	895,284
Long-Term Assets:
Prepaid expenses and other non-current assets	37,082	30,565
Notes receivable	11,934	—
Property and equipment, net	25,256	28,363
Lease right-of-use assets	82,398	—
Intangible assets, net	104,024	76,171
Goodwill	115,041	11,488
Total long-term assets	375,735	146,587
TOTAL ASSETS	$1,312,518	$1,041,871
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$16,282	$9,084
Losses payable	55,516	34,482
Provision for unpaid losses and loss adjustment expenses	111,741	74,869
Unearned premiums	235,462	175,199
Commissions payable	77,075	60,603
Due to insurers	68,171	58,031
Advanced premiums	17,084	13,867
Contract liabilities	25,257	21,723
Current lease liabilities	7,556	—
Accrued expenses and other current liabilities	53,211	47,960
Total current liabilities	667,355	495,818
Long-Term Liabilities:
Accrued expenses	7,952	13,166
Contract liabilities	19,169	19,667
Long-term lease liabilities	80,772	—
Long-term debt	108,280	135,500
Deferred tax liability	12,850	10,510
Warrant liabilities	45,561	89,366
Other long-term liabilities	3,210	7,043
Total long-term liabilities	277,794	275,252
TOTAL LIABILITIES	$945,149	$771,070
		(continued)
The accompanying Notes are an integral part of these Consolidated Financial Statements.
See Note 23 for information regarding Related-Party Transactions.

Hagerty, Inc.
Consolidated Balance Sheets

	December 31, 2022	December 31, 2021

	in thousands (except share amounts)
Commitments and Contingencies (Note 24)
Redeemable non-controlling interest (Note 18)	$—	$593,277
STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value (20,000,000 shares authorized, no shares issued and outstanding as of December 31, 2022 and 2021, respectively)	—	—
Class A common stock, $0.0001 par value (500,000,000 shares authorized, 83,202,969 and 82,327,466 shares issued and outstanding as of December 31, 2022 and 2021, respectively)	8	8
Class V common stock, $0.0001 par value (300,000,000 shares authorized, 251,033,906 shares issued and outstanding as of December 31, 2022 and 2021)	25	25
Additional paid-in capital	549,034	160,189
Accumulated earnings (deficit)	(489,602)	(482,276)
Accumulated other comprehensive income (loss)	(213)	(1,727)
Total stockholders' equity:	59,252	(323,781)
Non-controlling interest	308,117	1,305
Total equity (Note 18)	367,369	(322,476)
TOTAL LIABILITIES AND EQUITY	$1,312,518	$1,041,871
		(concluded)

The accompanying Notes are an integral part of these Consolidated Financial Statements.
See Note 23 for information regarding Related-Party Transactions.

Hagerty, Inc.
Consolidated Statements of Changes in Members' and Stockholders' Equity

	Members' Equity	Class A Common Stock		Class V Common Stock		Additional Paid in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' / Members' Equity	Non-controlling Interest	Total Equity	Redeemable Non-controlling Interest
in thousands		Shares	Amount	Shares	Amount
Balance at December 31, 2020	$62,320	—	$—	—	$—	$—	$56,832	$(1,954)	$117,198	$123	$117,321	$—
Net income (loss) before transaction	—	—	—	—	—	—	(3,089)	—	(3,089)	(312)	(3,401)	—
Other comprehensive income (loss) before transaction	—	—	—	—	—	—	—	248	248	—	248	—
Distributions before transaction	(4,056)	—	—	—	—	—	—	—	(4,056)	—	(4,056)	—
Non-controlling interest issued capital before transaction	—	—	—	—	—	—	—	—	—	1,580	1,580	—
Business Combination	(58,264)	82,327	8	251,034	25	526,711	(489,661)	—	(21,181)	—	(21,181)	238,265
Net income (loss) after transaction	—	—	—	—	—	—	(46,358)	—	(46,358)	(86)	(46,444)	(11,510)
Other comprehensive income (loss) after transaction	—	—	—	—	—	—	—	(21)	(21)	—	(21)	—
Fair value adjustment for redeemable non-controlling interest	—	—	—	—	—	(366,522)	—	—	(366,522)	—	(366,522)	366,522
Balance at December 31, 2021	$—	82,327	$8	251,034	$25	$160,189	$(482,276)	$(1,727)	$(323,781)	$1,305	$(322,476)	$593,277
Net income (loss) before exchange agreement amendment	—	—	—	—	—	—	(3,679)	—	(3,679)	(172)	(3,851)	(11,205)
Other comprehensive income (loss) before exchange agreement amendment	—	—	—	—	—	—	—	1,657	1,657	—	1,657	—
Redemption value adjustment for redeemable non-controlling interest	—	—	—	—	—	(162,095)	(1,398,325)	—	(1,560,420)	—	(1,560,420)	1,560,418
Removal of the redeemable feature of the non-controlling interest	—	—	—	—	—	528,615	1,398,325	—	1,926,940	215,550	2,142,490	(2,142,490)
Net income (loss) after exchange agreement amendment	—	—	—	—	—	—	35,757	—	35,757	(18,298)	17,459	—
Other comprehensive income (loss) after exchange agreement amendment	—	—	—	—	—	—	—	(792)	(792)	—	(792)	—
Exercise of warrants	—	125	—	—	—	1,906	—	—	1,906	—	1,906	—
Restricted stock issued	—	37	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	12,129	—	—	12,129	—	12,129	—
Non-controlling interest issued capital	—	—	—	—	—	—	—	—	—	1,700	1,700	—
Broad Arrow acquisition	—	714	—	—	—	9,613	—	—	9,613	63,640	73,253	—
Cumulative effect of adoption of ASC 842	—	—	—	—	—	—	1,066	—	1,066	3,248	4,314	—
Reallocation between controlling and non-controlling interest	—	—	—	—	—	(1,323)	(40,470)	649	(41,144)	41,144	—	—
Balance at December 31, 2022	$—	83,203	$8	251,034	$25	$549,034	$(489,602)	$(213)	$59,252	$308,117	$367,369	$—

The accompanying Notes are an integral part of these Consolidated Financial Statements.
See Note 23 for information regarding Related-Party Transactions.

Hagerty, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2022	2021

OPERATING ACTIVITIES:	in thousands
Net income (loss)	$2,403	$(61,354)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Change in fair value of warrant liabilities	(41,899)	42,540
Loss on equity method investment	1,676	—
Revaluation gain on previously held equity method investment	(34,735)	—
Impairment of operating lease right-of-use assets	4,698	—
Depreciation and amortization expense	33,887	22,144
Provision for deferred taxes	2,973	3,038
Loss on disposals of equipment, software and other assets	4,316	2,425
Stock-based compensation expense	12,129	—
Non-cash lease expense	10,875	—
Other	533	155
Changes in assets and liabilities:
Accounts receivable	(24,059)	(13,449)
Premiums receivable	(25,403)	(22,669)
Commission receivable	(2,574)	(3,005)
Prepaid expenses and other assets	(12,021)	(18,523)
Deferred acquisition costs	(25,807)	(22,963)
Accounts payable	10,834	(2,890)
Losses payable	21,034	12,502
Provision for unpaid losses and loss adjustment expenses	36,872	19,882
Unearned premiums	60,263	50,491
Commissions payable	16,472	16,805
Due to insurers	10,427	8,883
Advanced premiums	3,259	124
Contract liabilities	(2,285)	2,049
Operating lease liabilities	(9,779)	—
Accrued expenses and other current liabilities	1,239	6,096
Net Cash Provided by Operating Activities	55,328	42,281
INVESTING ACTIVITIES:
Purchases of property, equipment and software	(44,375)	(43,370)
Acquisitions, net of cash acquired	(15,404)	(14,609)
Purchase of previously held equity method investment	(15,250)	—
Issuance of note receivable to previously held equity investment	(7,000)	—
Issuance of notes receivable	(6,123)	—
Proceeds from notes receivable	370	—
Purchase of fixed income securities	(4,234)	(12,246)
Maturities of fixed income securities	1,216	1,183
Other investing activities	(721)	48
Net Cash Used in Investing Activities	$(91,521)	$(68,994)
		(continued)

The accompanying Notes are an integral part of these Consolidated Financial Statements.
See Note 23 for information regarding Related-Party Transactions.

Hagerty, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2022	2021

FINANCING ACTIVITIES:	in thousands
Payments on long-term debt	$(122,500)	$(42,500)
Proceeds from long-term debt	94,367	109,000
Contribution from non-controlling interest	1,700	1,580
Distributions	—	(4,056)
Deferred financing costs	—	(962)
Cash received in Business Combination	—	789,661
Cash consideration to HHC at Closing of Business Combination	—	(489,661)
Payment of capitalized transaction costs	(1,651)	(30,991)
Net Cash Provided by (Used in) Financing Activities	(28,084)	332,071
Effect of exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	(504)	(464)

Change in cash and cash equivalents and restricted cash and cash equivalents	(64,781)	304,894
Beginning cash and cash equivalents and restricted cash and cash equivalents	603,972	299,078
Ending cash and cash equivalents and restricted cash and cash equivalents	$539,191	$603,972

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property, equipment and software	$1,592	$4,668
Broad Arrow acquisition	$73,253	$—
Other acquisitions	$8,273	$3,774
Warrant liabilities recognized in Business Combination	$—	$46,826

CASH PAID FOR:
Interest	$4,868	$2,502
Income taxes	$5,253	$2,160
		(concluded)
The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents as presented for the years ended December 31, 2022 and 2021:

	2022	2021

	in thousands
Cash and cash equivalents	$95,172	$275,332
Restricted cash and cash equivalents	444,019	328,640
Total cash and cash equivalents and restricted cash and cash equivalents on the Consolidated Statements of Cash Flows	$539,191	$603,972

The accompanying Notes are an integral part of these Consolidated Financial Statements.
See Note 23 for information regarding Related-Party Transactions.

Hagerty, Inc.
Notes To Consolidated Financial Statements

1 — Summary of Significant Accounting Policies and New Accounting Standards

Description of Business — In these notes to the Consolidated Financial Statements, "we," "our," "us," "Hagerty," "HGTY," and the "Company" refer to Hagerty, Inc., formerly known as Aldel Financial Inc. ("Aldel"), and its consolidated subsidiaries including The Hagerty Group, LLC ("The Hagerty Group"), unless the context requires otherwise. Hagerty is a global market leader in providing insurance for classic cars and enthusiast vehicles. In addition, Hagerty provides an automotive enthusiast platform that engages, entertains and connects with its insurance policyholders and Hagerty Drivers Club ("HDC") paid subscribers ("Members") and other car enthusiasts.

The Company operates several entities which collectively support Hagerty's revenue streams. Hagerty earns commission and fee revenue for the distribution and servicing of classic and collector motor vehicle and boat insurance policies written through personal and commercial lines agency agreements with multiple insurance carriers in the United States ("U.S."), Canada and the United Kingdom ("U.K.").

Reinsurance premiums are earned through Hagerty Reinsurance Limited ("Hagerty Re"), which is registered as a Class 3A reinsurer under the Bermuda Insurance Act 1978. Hagerty Re solely reinsures the classic and collector auto and marine risks written through Hagerty's Managing General Agency ("MGA") entities in the U.S., Canada and the U.K.

•The business produced by Hagerty's U.S. MGAs is written by Essentia Insurance Company ("Essentia") and reinsured with its affiliate, Evanston Insurance Company ("Evanston"). In turn, Hagerty Re assumes premiums through a quota share agreement with Evanston. Essentia and Evanston are wholly owned subsidiaries of Markel Corporation ("Markel"), which is a related party. Refer to Note 23 — Related-Party Transactions for additional information.
•The business produced by Hagerty's Canadian MGA is written by Aviva Canada Inc. ("Aviva"), through Aviva's Canadian subsidiary, Elite Insurance Company, ("Elite"). In turn, Hagerty Re assumes premiums through a quota share agreement with Elite.
•In 2021, Hagerty Re entered into a reinsurance agreement with Markel International Insurance Company Limited to reinsure classic and collector auto risks produced by Hagerty's U.K. MGA. In connection with this agreement, Hagerty Re purchased reinsurance to limit its liability to £1,000,000 per claim as U.K. law requires unlimited liability coverage. Markel International Insurance Company Limited is a subsidiary of Markel, which is a related party. Refer to Note 23 — Related-Party Transactions for additional information.

The Company earns subscription revenue through HDC membership offerings. HDC memberships are sold as a bundled product which give Members access to our products and services, including Hagerty Drivers Club Magazine, automotive enthusiast events, our proprietary vehicle valuation tool, emergency roadside services and special vehicle-related discounts. Marketplace offers services for buying and selling collector vehicles through classified listings, auctions and private sales, and also provides asset-based financing. The Company also owns and operates collector vehicle events, including The Amelia and Greenwich Concours d'Elegance, earning revenue through ticket sales and sponsorships. Lastly, the Company operates Hagerty Garage + Social, a network of world-class vehicle storage and exclusive social club facilities for classic, collector and exotic car owners.

In January 2022, the Company entered into a joint venture with Broad Arrow Group, Inc. and its consolidated subsidiaries ("Broad Arrow"), pursuant to which Hagerty invested $15.3 million in exchange for equity ownership of approximately 40% of Broad Arrow. Then, in August 2022, the Company acquired the remaining 60% equity interest in Broad Arrow in exchange for approximately $73.3 million of equity consideration consisting of Class A Common Stock and limited liability units in The Hagerty Group ("Hagerty Group Units"). As a result of this acquisition, the Company and Broad Arrow expect to further leverage their respective product offerings and continue to build Marketplace. Refer to Note 9 — Acquisitions and Investments for additional information.

The Company’s headquarters are located in Traverse City, Michigan.

Basis of Presentation — The Company's Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Hagerty, Inc. and The Hagerty Group with its consolidated subsidiaries.

The financial statements reflect all normal recurring adjustments and accruals that are, in the opinion of management, necessary for a fair statement of financial position and results of operations for the periods presented.

Principles of Consolidation — The Company's Consolidated Financial Statements contain the accounts of Hagerty and its majority-owned or controlled subsidiaries. The Company had economic ownership of 24.5% and 24.7% of The Hagerty Group as of December 31, 2022 and 2021, respectively. In addition, Member Hubs Holding, LLC ("MHH"), which operates as Hagerty Garage + Social, is an 80% owned subsidiary of The Hagerty Group. The Company consolidates these entities under the voting interest method guidance in accordance with Accounting Standards Codification ("ASC") Topic 810, Consolidations ("ASC 810"). Non-controlling interest is presented separately on the Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income (Loss), Consolidated Balance Sheets and the Consolidated Statements of Changes in Members' and Stockholders' Equity.

From January 2022 to August 2022, the Company owned approximately 40% of the outstanding equity interest of Broad Arrow and accounted for it as an equity method investment. Subsequent to the acquisition of the remaining 60% outstanding equity interest of Broad Arrow in August 2022, Broad Arrow became a wholly-owned subsidiary of the Company and as a result, is consolidated in accordance with ASC 810. Refer to Note 9 — Acquisitions and Investments for additional information.

All intercompany accounts and transactions have been eliminated in consolidation.

Business Combination — On December 2, 2021 (the "Closing"), The Hagerty Group completed a business combination with Aldel, and Aldel Merger Sub LLC ("Merger Sub"), a Delaware limited liability company and wholly owned subsidiary of Aldel (the "Business Combination"). In connection with the Closing, Aldel changed its name from Aldel Financial Inc. to Hagerty, Inc.

The Business Combination was accounted for as a common control reverse acquisition, for which The Hagerty Group was determined to be the accounting acquirer and Aldel was treated as the "acquired" company. The Hagerty Group issued equity for the net assets of Aldel, accompanied by a recapitalization. Business combinations in which the legal acquirer is not the accounting acquirer are commonly referred to as "reverse acquisitions". A reverse acquisition occurs when the entity that issues securities (legal acquirer) is identified as the acquiree for accounting purposes and the entity whose equity interests are acquired (the legal acquiree) is identified as the acquirer for accounting purposes. Reverse acquisitions are accounted for in accordance with Subtopic 805-40 of ASC Topic 805, Business Combinations ("ASC 805"). While other factors were evaluated but not considered to have a material impact on the determination, The Hagerty Group was determined to be the accounting acquirer based on the following factors:

•Hagerty Holding Corp. ("HHC") controlled the operating company prior to the Business Combination and controls the Company subsequent to the Business Combination through control of the board of directors (the "Board"), as well as by having majority voting ownership.
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

Refer to Note 8 — Business Combination for additional information.

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

Use of Estimates — The preparation of the Company's Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenue and expenses during the reporting period. Although the estimates are considered reasonable, actual results could materially differ from those estimates.

Significant estimates made by management include, but are not limited to: (1) the provision for unpaid losses and loss adjustment expenses, including incurred but not reported ("IBNR") claims; (2) the change in fair value of warrant liabilities; (3) the liability associated with the payments due under the Tax Receivable Agreement ("TRA"); (4) the purchase price allocation and related estimates and assumptions in business combinations; (5) the fair values of the reporting units used in assessing the recoverability of goodwill; and (6) the useful lives of intangible assets. Although some variability is inherent in these estimates, the Company believes that the current estimates are reasonable in all material respects. These estimates are reviewed regularly and adjusted as necessary. Adjustments related to changes in estimates are reflected in the Company’s results of operations in the period for which those estimates changed.

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

Foreign Currency Translation — The Company translates its foreign operations’ assets and liabilities denominated in foreign currencies into U.S. dollars at current rates of exchange as of the balance sheet date, and income and expense items at the average exchange rate for the reporting period. Translation adjustments resulting from exchange rate fluctuations are recorded in "Foreign currency translation adjustments", a component of Accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are recognized within "Interest and other income (expense)" in the Consolidated Statements of Operations.

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents — Cash includes amounts held in banks in operating accounts and money market funds. The Company considers money market funds with maturities within 90 days of the purchase date to be equivalent to cash. At December 31, 2022 and 2021, the Company’s cash accounts exceeded federally insured limits.

The Company maintains cash collected by its MGAs for premiums from insured parties that have not yet been remitted to insurance companies. These funds are required to be held in trust and segregated from operating cash. These funds and a corresponding liability are included within "Restricted cash and cash equivalents" and "Due to insurers", respectively, on the Consolidated Balance Sheets.

The Company has also established a trust account for the benefit of the ceding insurer as security for Hagerty Re's obligations for losses, loss expenses, unearned premium and profit-sharing commissions. The use of this fund is restricted to the payment of these amounts and is included within "Restricted cash and cash equivalents" on the Consolidated Balance Sheets.

Accounts Receivable — Accounts receivable are recorded, and revenue is recognized, at the latter of the billed or policy effective date, net of estimated cancellations.

Ceded Reinsurance Premiums — Ceded reinsurance premiums are recognized pro-rata over the term of the reinsurance treaties and are recorded as a reduction of "Earned premium" in the Consolidated Statements of Operations. The portion of the reinsurance premium related to the unexpired portions of the treaties at the end of the reporting period is reflected within "Prepaid expenses and other current assets" on the Consolidated Balance Sheets.

Prepaid Expenses and Other Assets — Prepaid expenses and other assets consist primarily of prepaid sales and general and administrative services expenses, prepaid Software-as-a-Service ("SaaS") implementation costs and fixed income investments.

•Prepaid expenses are recorded at cost and amortized over the service term.
•SaaS implementation costs are recorded as incurred in prepaid expenses. The Company expenses the costs incurred during the preliminary project stage and, upon management approval, capitalizes the direct implementation costs once the development phase begins. The Company monitors implementation on an ongoing basis and capitalizes the costs of any major improvements or new functionality. Once the software is fully implemented, the ongoing maintenance costs are expensed.

•Fixed income investments consist of Canadian provincial and municipal bonds which qualify as debt securities under ASC Topic 320 Investments – Debt Securities. Fixed income investments are classified as held-to-maturity, as the Company has the intent and ability to hold these investments to maturity, and as a result are carried at amortized cost on the Consolidated Balance Sheets. Amortized cost is the amount at which an investment is acquired, adjusted for applicable accrued interest and accretion of discount or amortization of premium. Premium or discount is amortized on a straight-line basis to maturity. Pricing information for each fixed income security is obtained from our outside investment manager. The Company ultimately determines whether the inputs and the resulting market values are reasonable. Market pricing is based on fair value level 2 guidance using observable inputs such as quoted prices for similar assets at the measurement date. Refer to Note 15 — Fair Value Measurements for additional information.

Notes Receivable — Notes receivable, net of an allowance for loan losses, includes amounts due on term loans secured by collateral consisting of collector cars. Any potential allowance for loan losses is estimated based upon the impact of current economic conditions on the collateral value, knowledge about the client's financial standing and other factors and is evaluated periodically. Term loans are recorded on the date the loan is made based on the loan amount in the agreement. Term loans typically have an initial maturity of up to two years with an option to renew for one year increments, and accrue interest based on the stated rate in the loan agreement. The valuation of collector vehicles is inherently subjective, and the realizable value of collector cars often fluctuates over time. Refer to Note 5 — Notes Receivable for additional information.

Deferred Acquisition Costs — Deferred acquisition costs are comprised of ceding commission and premium taxes that relate directly to the successful acquisition of new or renewal policy premiums by Hagerty Re. Acquisition costs are deferred and recognized in income over the period of the exposure in the underlying insurance treaties.

The Company evaluates the recoverability of deferred acquisition costs by determining if the sum of future-earned premiums is greater than the expected future claims and expenses. Anticipated investment income is also a factor in this determination. If a loss is probable on the unexpired portion of policies in force, a premium deficiency reserve is recognized. At December 31, 2022 and 2021, the deferred acquisition costs were considered fully recoverable and no premium deficiency reserve was recorded.

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

Leases — The Company evaluates its contracts to determine whether such contracts contain a lease at inception. A contract contains a lease if the contract conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. At commencement, contracts containing a lease are further evaluated for classification as an operating lease or finance lease. Operating lease right-of-use ("ROU") assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term, discounted using the Company's incremental borrowing rate. The Company estimates the incremental borrowing rate based on qualitative factors including company specific credit rating, lease term, impact of collateral, general economics and the interest rate environment. Operating lease liabilities represent the present value of lease payments not yet paid. Operating lease ROU assets are based upon the operating lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs, lease incentives, and impairment of operating lease assets. The Company made a policy election not to recognize ROU assets and lease liabilities for short-term leases for all asset classes. The Company has real estate lease agreements that contain lease and non-lease components, which are accounted for as a single lease component.

The Company’s leases often contain fixed rent escalations over the lease term. The Company recognizes expense for these leases on a straight-line basis over the lease term. The Company also has lease agreements that are subject to annual changes in the Consumer Price Index ("CPI"). While lease liabilities are not remeasured as a result of changes to the CPI, changes to the CPI are treated as variable lease payments and recognized in the period in which the obligation for those payments has incurred.

The Company’s lease agreements may contain variable costs such as common area maintenance, operating expenses, real estate taxes or other costs. Variable lease costs are expensed as incurred within "General and administrative services" in the Consolidated Statements of Operations. The Company’s lease agreements generally do not contain any residual value guarantees or restrictive covenants.

The Company has the option to extend most of its lease agreements, with renewals ranging from one to 20 years. The Company includes renewal options in lease terms that are deemed reasonably certain of being exercised in the lease term. As it was not reasonably certain that the Company would exercise these renewal options, they were not included in the lease terms for purposes of calculating the Company's lease liability. The Company adopted ASC Topic 842 ("ASC 842") effective January 1, 2022 under the modified retrospective approach. Refer to "Recently Adopted Accounting Guidance" below for additional information.

The Company’s primary operating leases consist of office space and Hagerty Garage + Social locations. The Company’s leases have remaining terms of one to 14 years. As of December 31, 2022, the Company had not entered into any finance leases. Refer to Note 7 — Leases for additional information.

Intangible Assets — Intangible assets are recorded at cost and amortized over the estimated useful life of each intangible asset. Acquired intangible assets are initially valued at fair value using generally accepted valuation methods appropriate for the type of intangible assets. Intangible assets primarily consist of insurance policy renewal rights, internally developed software, trade names, non-compete agreements and customer relationships. Amortization is recorded using the straight-line method over their estimated useful lives as it approximates the pattern over which economic benefits are realized. Insurance policy renewal rights, internally developed software, trade names, non-complete agreements and customer relationships are amortized over 3 to 25 years. For internally developed software, the Company expenses the costs incurred during the preliminary project stage and capitalizes the direct development costs (including the associated payroll and related costs for employees working on development and outside contractor costs) once management approval is obtained. Refer to Note 10 — Goodwill and Intangible Assets for additional information.

Impairment of Long-Lived Assets — The Company reviews all long-lived assets that have finite lives for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with ASC Topic 360, Impairment and Disposal of Long-Lived Assets ("ASC 360"). If it is determined the carrying amount of the asset is not recoverable, the Company recognizes an impairment loss as an operating expense in the current period in the Consolidated Statements of Operations.

Determination of the recoverability of long-lived assets is based on an estimate of the undiscounted cash flows resulting from the use of the assets and its eventual disposition. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as necessary.

For the Company's operating leases, the circumstances that might lead to an impairment of the associated ROU assets and leasehold improvements may include situations when the space is sublet or available for sublease and we do not expect to fully recover the costs of the lease. During the year ended December 31, 2022, the Company recognized an impairment charge of $4.7 million related to operating lease ROU assets, which was recorded within "Restructuring, impairment and related charges, net" in the Consolidated Statements of Operations. Refer to Note 14 — Restructuring, Impairment and Related Charges for additional information. During the year ended December 31, 2021, the Company did not identify any impairment indicators.

Goodwill — Goodwill represents the excess of the cost of a business combination, as defined in ASC 805, over the fair value of net assets acquired, including identifiable intangible assets. Goodwill is tested for impairment at the reporting unit level annually as of October 1, and whenever indicators of impairment exist. The Company evaluates for the potential impairment of goodwill by assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Qualitative factors include industry and market considerations, overall financial performance, and other relevant events and circumstances affecting the reporting unit. If after performing the qualitative assessment, the Company determines it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the Company performs a quantitative fair value test. The primary valuation method used in the quantitative impairment assessment to determine the fair value of the reporting unit has been a discounted cash flow model. The Company primarily uses a discounted cash flow model to determine the fair value of its reporting units, but other valuation methods or comparable transactions may be used when appropriate and applicable to determine the fair value of a reporting unit.

The Company did not recognize any goodwill impairments during the years ended December 31, 2022 and 2021.

Losses Payable — Losses payable represents the amount of losses paid and billed by the primary carrier that have not been paid by Hagerty Re as of the balance sheet date.

Provision for Unpaid Losses and Loss Adjustment Expenses — The provision for unpaid losses and loss adjustment expenses is the difference between the estimated cost of losses incurred and the amount of paid losses as of the reporting date. This reserve reflects management’s best estimate of losses related to both reported claims and IBNR claims. The reserve also includes estimates of all expenses associated with processing and settling reported and unreported claims.

Given the inherent complexity and uncertainty regarding the estimate of our ultimate cost of settling claims, reserves are reviewed quarterly and periodically throughout the year by comparing historical results and current results to calculate new development factors. In estimating loss and loss adjustment expense reserves, our actuarial reserving group considers claim cycle time, claims settlement practices, adequacy of case reserves over time and current economic conditions. Because actual experience can differ from key assumptions used in estimating reserves, there may be significant variation in the development of these reserves and the actual losses and loss adjustment expenses ultimately paid in the future. These adjustments to the loss and loss adjustment expense reserves and related reinsurance recoverables are recognized in the Consolidated Statements of Operations in the period in which the change occurs.

The amount of any reinsurance recoverable is determined by applying contract language specific to the Company’s third-party reinsurance program to losses and loss expenses arising from claims occurring as a result of a qualifying event. Reinsurance recoverables are recorded within "Prepaid expenses and other current assets" on the Consolidated Balance Sheets.

Due to Insurers — Due to insurers represents the net amount of premium due to carriers based on the respective contract with each carrier. The net amount due is equal to the gross written premium less the Company’s commission for policies that have reached their effective date.

Advanced Premiums — Advanced premiums represent the gross written premium received from insurance Members prior to the effective date of the policy. At the effective date of the policy, advanced premiums are reclassified to "Due to insurers" and commission revenue is recognized in the Consolidated Statements of Operations.

Accrued Expenses — Accrued expenses consist primarily of amounts owed for wages, payroll taxes, incentive compensation, benefits, professional services and future installments for purchase consideration resulting from asset acquisitions and business combinations.

Warrant Liabilities — The Company accounts for its outstanding warrants in accordance with ASC Topic 815, Derivatives and Hedging ("ASC 815"). The warrants do not meet the criteria for equity treatment and as such, are recorded at fair value as a liability. The fair value of this liability is subject to remeasurement each reporting period and the Company utilizes a Monte Carlo simulation model to value the warrants. The change in the fair value of the warrants is recognized within "Change in fair value of warrant liabilities" in the Consolidated Statements of Operations each reporting period. Refer to Note 20 — Warrant Liabilities for additional information.

Derivative Instruments — The Company enters into certain derivative financial instruments, when available on a cost-effective basis, to mitigate its risk associated with changes in interest rates. The Company accounts for derivatives in accordance with ASC 815, which establishes accounting and reporting standards requiring that all derivative instruments (including certain derivative instruments embedded in other contracts), whether designated as hedging relationships or not, be recorded on the Consolidated Balance Sheets as either an asset or liability measured at fair value. If a derivative is designated as a cash flow hedge for accounting purposes, the effective portion of the change in the fair value of the derivative is recorded in "Other comprehensive income (loss)". If a derivative is not designated as an accounting hedge for accounting purposes, the change in fair value is recognized within "Interest and other income (expense)" in the Consolidated Statements of Operations each reporting period. All derivative instruments are managed on a consolidated basis to efficiently minimize exposures.

Gains and losses related to the derivative instruments are expected to be largely offset by gains and losses on the underlying asset or liability. The Company does not use derivative financial instruments for speculative purposes.

The Company is exposed to credit loss in the event of nonperformance by the counterparties on derivative contracts. It is the Company’s policy to manage its credit risk on these transactions by dealing only with financial institutions having a long-term credit rating of "A" or better.

Equity Method Investments — The Company applies the equity method of accounting to 20% to 50% owned investments where Hagerty exercises significant influence, in accordance with ASC Topic 323, Investments—Equity Method and Joint Ventures.

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

Revenue Recognition — The Company recognizes revenue under both ASC Topic 606, Revenue from Contracts with Customers ("ASC 606") and ASC Topic 944, Financial Services — Insurance ("ASC 944").

Commission and fee revenue

Hagerty earns commissions from its insurance carrier partners for new and renewal policies, as well as fees paid by the carriers’ insureds for the binding of insurance coverage. The Company has identified the insurance carrier as its customer and determined that the transaction price is the estimated commissions to be received over the term of the policy. The transaction is determined based on an estimate of premiums placed, net of a constraint for policy changes and cancellations. These commissions and fees, including those paid via installment plan, are earned when the policy becomes effective, as all rights are passed to the insured and the obligation to pay a claim resides with the carrier.

Under the terms of many of its contracts with insurance carrier partners, the Company has the opportunity to earn an annual contingent underwriting commission ("CUC"), or profit share, based on the calendar-year performance of the insurance book of business with each of those insurance carrier partners. The Company’s CUC agreements are based on written or earned premium and loss ratio results. Each insurance carrier partner contract and related CUC is calculated independently. The CUCs represent a form of variable consideration associated with the placement of coverage, for which the Company earns commissions and fees. Under ASC 606, the Company must estimate the amount of consideration that it will become entitled to receive during the calendar year such that a significant reversal of revenue is not probable. As such, CUCs are recognized as a contract asset within "Commission receivable" on the Consolidated Balance Sheets in the period that the policy is issued using the applicable premium and payout factors based on the estimated loss ratio from the contract. Revenue from CUCs is recognized throughout the year and settled annually.

Earned premium

Reinsurance premium revenue is earned by Hagerty Re under ASC 944, and represents the earned portion of gross written premiums that Hagerty Re has assumed under quota share reinsurance agreements with our insurance carrier partners. Earned premium is recognized over the term of the policy, which is generally 12 months, with the unearned portion recorded as "Unearned premiums" on the Consolidated Balance Sheets.

Membership, marketplace and other revenue

The Company earns subscription revenue through membership offerings. HDC memberships are sold as a bundled product which give Members access to its products and services, including Hagerty Drivers Club Magazine, automotive enthusiast events, the Company's proprietary vehicle valuation tool, emergency roadside services and special vehicle-related discounts. Hagerty Garage + Social storage memberships include storage in addition to the HDC Member benefits. Revenue from the sale of HDC and storage membership subscriptions is recognized ratably over the period of the membership, resulting in contract liabilities at December 31, 2022 and 2021. The Company treats the membership as a single performance obligation to provide access to stated Member benefits over the life of the membership, which is currently one year.

Marketplace earns fee-based revenue from the sale of collector vehicles through classified listings, live and time-based online auctions and brokered private sales, as well as finance revenue from term loans to high-net-worth individuals and businesses secured by collector cars. Fee-based revenue earned by Marketplace is recognized when the underlying sale is completed. Finance revenue is recognized when earned based on the amount of the outstanding loan, the applicable interest rate on the loan and the length of time the loan was outstanding during the period.

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

Contract liabilities are recorded primarily as deferred revenue when payments are received in advance of performance under a contract before the transfer of goods or services to a customer or fulfillment of the contract obligations. Contract liabilities consist primarily of an advanced commission payment, along with the obligation to fulfill HDC membership benefits over the one-year life of a membership.

Contract Costs — The Company accounts for contract costs under ASC Topic 340, Other Assets and Deferred Costs, which requires companies to defer certain incremental costs to obtain customer contracts and certain costs to fulfill customer contracts.

The Company capitalizes the incremental costs to obtain contracts, which are primarily related to commission payments on new policy sales. These deferred costs are amortized within "Sales expense" in the Consolidated Statements of Operations based on the average expected life of the insurance policy and are included within "Prepaid expenses and other assets" on the Company’s Consolidated Balance Sheets as of December 31, 2022 and 2021.

Advertising — Advertising and sales promotion costs are expensed the first time the advertising or sales promotion takes place. Advertising costs were $27.8 million and $24.1 million for the years ended December 31, 2022 and 2021, respectively, and are reflected as a component of "Sales expense" in the Consolidated Statements of Operations.

Income Taxes — The Hagerty Group is taxed as a pass-through ownership structure under provisions of the Internal Revenue Code ("IRC") and a similar section of state income tax law, except for certain U.S. corporate subsidiaries and foreign subsidiaries. Any taxable income or loss generated by The Hagerty Group is passed through to and included in the taxable income or loss of all holders of Hagerty Group Units, which includes Hagerty, Inc. Hagerty, Inc. is taxed as a corporation and pays corporate federal, state and local taxes with respect to income allocated from The Hagerty Group. Hagerty, Inc., Hagerty Re, Broad Arrow and various foreign subsidiaries are treated as taxable entities and income taxes are provided where applicable. Refer to Note 22 — Taxation for additional information.

Where applicable, income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax-credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Consolidated Statements of Operations in the period that includes the enactment date.

Deferred tax assets are recognized to the extent that there is sufficient positive evidence as allowed under the ASC Topic 740, Income Taxes ("ASC 740"), to support the recoverability of those deferred tax assets. The Company establishes a valuation allowance when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In making such a determination, management considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and results of recent operations. If it is determined that the deferred tax assets would be realizable in the future in excess of their net recorded amount, an adjustment would be made to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

As of December 31, 2022 and 2021, the Company did not have any unrecognized tax benefits and had no material accrued interest or penalties related to uncertain tax positions. If recorded, interest and penalties would be recorded as "Income tax benefit (expense)" within the Consolidated Statements of Operations.

Tax Receivable Agreement Liability — In connection with the Business Combination, Hagerty, Inc. entered into a TRA with HHC and Markel (together, the "Legacy Unit Holders"). The TRA provides for payment to the Legacy Unit Holders of 85% of the U.S. federal, state and local income tax savings realized by Hagerty, Inc. as a result of the increases in tax basis and certain other tax benefits as outlined in the Business Combination Agreement upon the exchange of Hagerty Group Units and Class V Common Stock of the Company for Class A Common Stock of the Company or cash. The Hagerty Group will have in effect an election under Section 754 of the IRC effective for each taxable year in which an exchange of Hagerty Group Units occurs. The remaining 15% cash tax savings resulting from the basis adjustments will be retained by Hagerty, Inc.

In general, cash tax savings result in a year when the tax liability of Hagerty, Inc. for the year, computed without regard to the deductions attributable to the amortization of the basis increase and other deductions that arise in connection with the payment of the cash consideration under the TRA or the exchange of Hagerty Group Units and Class V Common Stock for Class A Common Stock, would be more than the tax liability for the year taking into account such deductions. Payments under the TRA will not be due until the Company produces taxable income and the resulting cash tax liability is reduced by deducting the amortization of the basis increase on a filed tax return. The payments under the TRA are expected to be substantial. The estimated value of the TRA is recorded in "Other long-term liabilities" on the Consolidated Balance Sheets.

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
•Hagerty, Inc. recorded 85% of the estimated realizable tax benefit as an increase to the liability due under the TRA, which is recorded within "Other long-term liabilities", with a decrease to "Additional paid-in capital" on the Consolidated Balance Sheets. The remaining 15% of the estimated realizable tax benefit will be retained by Hagerty, Inc.

All of the effects of changes in any of the estimates after the date of the redemption or exchange will be recorded within "Interest and other income (expense)" in the Consolidated Statements of Operations.

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

Redeemable Non-controlling Interest — In connection with the Business Combination, Hagerty, Inc. entered into an exchange agreement with the Legacy Unit Holders ("Legacy Unit Holders Exchange Agreement"). The Legacy Unit Holders Exchange Agreement permitted the Legacy Unit Holders to exchange Class V Common Stock and associated Hagerty Group Units for an equivalent amount of Class A Common Stock or, at the option of the Company, for cash. Because the Company had the option to redeem the non-controlling interest for cash and the Company is controlled by the Legacy Unit Holders through their voting control, the non-controlling interest was considered redeemable as the redemption was considered outside the Company's control. Redeemable non-controlling interest represented the economic interests of the Legacy Unit Holders. Income or loss was attributed to the redeemable non-controlling interest based on the weighted average ownership of the Hagerty Group Units outstanding during the period held by the Legacy Unit Holders. The redeemable non-controlling interest was measured at the greater of the initial fair value or the redemption value and was required to be presented as temporary equity on the Consolidated Balance Sheets as of December 31, 2021.

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

Earnings Per Share — The Company calculates basic and dilutive earnings per share ("EPS") in accordance with ASC Topic 260, Earnings Per Share ("ASC 260"). Basic earnings per share is computed by dividing Net income (loss) attributable to controlling interest by the weighted-average number of shares of Class A Common Stock outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities were exercised, resulting in the issuance of shares of Class A Common Stock that would then share in the earnings of Hagerty, Inc. In periods in which the Company reports a net loss available to stockholders, diluted net loss per share available to stockholders would be equal to basic net loss per share available to stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

Stock-Based Compensation — The Company issues restricted stock units and performance restricted stock units under the 2021 Equity Incentive Plan. The grant date fair value for restricted stock units is determined based on the closing price of the Company's common stock on the business day prior to grant. The Company uses a Monte Carlo simulation model to estimate the fair value of performance restricted stock units. Stock-based compensation expense is recognized over the applicable requisite service period of the award, generally using the straight-line method. Forfeitures are recorded as they occur. Refer to Note 21 — Stock-Based Compensation for additional information.

Self-Insurance — The Company has elected to self-insure certain costs related to U.S. employee health benefit and short-term disability programs. Costs resulting from self-insured losses are charged to expense when incurred. The Company has purchased insurance that limits its aggregate annual exposure for healthcare costs to approximately $11.4 million and $10.8 million for the years ended December 31, 2022 and 2021, respectively. Total expenses for healthcare claims incurred for the years ended December 31, 2022 and 2021 were approximately $13.2 million and $10.9 million, respectively. Healthcare claims are recorded within "Salaries and benefits" on the Consolidated Statements of Operations. As of December 31, 2022 and 2021, the Company has recorded approximately $1.2 million and $0.9 million as an estimate of IBNR claims, respectively. The amount of actual losses incurred could differ materially from the estimate reflected in these financial statements.

Postretirement Benefits — The Company offers postretirement benefits. In the U.S., the Company offers a 401(k) plan covering substantially all U.S. employees. The plan provides for 4.0% matching contributions. Contributions to the plan were $6.2 million and $4.9 million for the years ended December 31, 2022 and 2021, respectively.

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

As a result of adopting this ASU on January 1, 2021, the Company applied the guidance of ASC Topic 926, Entertainment – Films for the original content the Company self-produces and where the intellectual property is owned by the Company. For content the Company produces, the costs associated with production, including development costs, direct costs and production overhead will be capitalized and amortized over the estimated useful life of the asset. The adoption of the ASU had a $3.3 million impact on the Company’s Consolidated Financial Statements during the year ended December 31, 2021.

Leases — In February 2016, the FASB issued ASC 842, which supersedes the lease requirements in ASC Topic 840, Leases ("ASC 840"). The new guidance requires companies to recognize the assets and liabilities for the rights and obligations created by leased assets, initially measured at the present value of lease payments. ASC 842 and subsequent amendments are designed to increase transparency and comparability among organizations with leasing activities. In June 2020, the FASB issued ASU No. 2020-05, Effective Dates for Certain Entities, which deferred the effective date for nonpublic entities, including emerging growth companies, that had not yet adopted the original ASU. Utilizing the amended guidance, management adopted this standard effective January 1, 2022 under the modified retrospective approach. The Company, upon adopting ASC 842, measured the operating lease liability as the present value of the remaining rental payments as defined in ASC 840. The ROU asset equaled the lease liability, adjusted by any unamortized lease incentives, deferred rent accrual and initial direct costs. Adoption of this standard resulted in the Company recognizing initial ROU assets and lease liabilities of $72.8 million. The guidance requires sellers in a sale-leaseback transaction to recognize the entire gain from the sale of an underlying asset at the time of sale rather than over the leaseback term. The carrying value of the deferred gain on the single sale-leaseback transaction executed prior to January 1, 2022 is approximately $4.3 million and was recorded as an increase to retained earnings at adoption. The adoption of this standard did not have a material impact on the Consolidated Statements of Operations or Consolidated Statements of Cash Flows.

The Company elected the transition method permitted by ASU 2018-11, which does not adjust prior comparative periods to align with the new standard. The Company elected the package of practical expedients not to reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs and the lessee practical expedient to combine lease and non-lease components for all asset classes. In addition, the Company did not elect the hindsight practical expedient. The expense of operating leases under ASC 842 is generally recognized on a straight-line basis which is calculated as the total lease cost divided by the lease term and is recognized in the Consolidated Statements of Operations.

Reference Rate Reform — In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (ASC Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASC 848"), which provides optional relief to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference London Inter-Bank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (ASC Topic 848), which clarifies that certain optional expedients and exceptions in ASC 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. Both ASUs were effective immediately upon issuance. As of September 2022, all of Hagerty's outstanding debt bears interest at variable interest rates, primarily based on the Term Secured Overnight Financing Rate ("SOFR"). The adoption of these ASUs did not have a material impact on the Company's Consolidated Financial Statements and related disclosures.

Recent Accounting Guidance Not Yet Adopted

Credit Losses — In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (ASC Topic 326): Measurement of Credit Losses on Financial Instruments, which requires a company to consider forward looking information to determine current estimated credit losses for all financial instruments that are not accounted for at fair value through net income (loss). ASU No. 2019-10 deferred the effective date of ASU No. 2016-13 to January 1, 2023. The Company does not expect the adoption of ASU No. 2016-13 to have a material impact on Consolidated Financial Statements and related disclosures.

2 — Revenue

Disaggregation of Revenue — The following table presents Hagerty's revenue by distribution channel offering, as well as a reconciliation to total revenue for the years ended December 31, 2022 and 2021:

	Agent	Direct	Total

	in thousands
	Year Ended December 31, 2022
Commission and fee revenue	$133,584	$113,864	$247,448
Contingent commission	32,899	26,891	59,790
Membership revenue	—	45,234	45,234
Marketplace and other revenue	—	32,055	32,055
Total revenue from customer contracts	$166,483	$218,044	$384,527
Earned premium recognized under ASC 944			403,061
Total revenue			$787,588

	Year Ended December 31, 2021
Commission and fee revenue	$115,310	$98,926	$214,236
Contingent commission	29,552	27,783	57,335
Membership revenue	—	40,605	40,605
Marketplace and other revenue	—	11,079	11,079
Total revenue from customer contracts	$144,862	$178,393	$323,255
Earned premium recognized under ASC 944			295,824
Total revenue			$619,079

The following table presents Hagerty's revenue disaggregated by geographic area, as well as a reconciliation to total revenue for the years ended December 31, 2022 and 2021:

	U.S.	Canada	Europe	Total

	in thousands
	Year Ended December 31, 2022
Commission and fee revenue	$224,255	$19,142	$4,051	$247,448
Contingent commission	59,664	—	126	59,790
Membership revenue	41,893	3,341	—	45,234
Marketplace and other revenue	29,920	767	1,368	32,055
Total revenue from customer contracts	$355,732	$23,250	$5,545	$384,527
Earned premium recognized under ASC 944				403,061
Total revenue				$787,588

	Year Ended December 31, 2021
Commission and fee revenue	$193,520	$16,782	$3,934	$214,236
Contingent commission	57,424	(383)	294	57,335
Membership revenue	37,688	2,917	—	40,605
Marketplace and other revenue	9,448	301	1,330	11,079
Total revenue from customer contracts	$298,080	$19,617	$5,558	$323,255
Earned premium recognized under ASC 944				295,824
Total revenue				$619,079

Earned Premium — The following table presents Hagerty Re's total premiums assumed and the change in unearned premiums for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021

	in thousands
Underwriting income:
Premiums assumed	$474,293	$353,925
Reinsurance premiums ceded	(10,749)	(7,920)
Net premiums assumed	463,544	346,005
Change in unearned premiums	(60,263)	(50,491)
Change in deferred reinsurance premiums	(220)	310
Net premiums earned	$403,061	$295,824

Contract Assets and Liabilities — The following table is a summary of the Company's contract assets and liabilities for the periods specified below. Contract assets are classified as "Commission receivable", and liabilities are classified as "Contract liabilities" within current and non-current liabilities on the Consolidated Balance Sheets.

	2022	2021

	in thousands
Contract assets	$60,151	$57,596
Contract liabilities	$44,426	$41,390

Contract assets consist of CUC receivables, which are earned throughout the year and received in the first quarter of the following year. As such, the Commission receivable balance is generally smallest in the first quarter, and grows throughout the year as additional CUC receivables are accrued. For the year ended December 31, 2022, the increase in contract assets was primarily due to $59.8 million of CUC that was recognized but not received, offset by $57.2 million of CUC that had been included in the year ended December 31, 2021 contract assets and subsequently received in the current year.

Contract liabilities consist of cash collected in advance of revenue recognition, which primarily includes HDC membership. In addition, the Company entered into an agreement with State Farm Mutual Automobile Insurance Company ("State Farm") in 2020 and received an advanced commission payment to offset costs of system development (refer to Note 17 — Related-Party Transactions for additional information). For the year ended December 31, 2022, the increase in contract liabilities was due to $60.2 million of advanced consideration received for which revenue was not recognized in the period, primarily related to HDC memberships, partially offset by $57.2 million of revenue recognized during the period that had been included in the year ended December 31, 2021 contract liabilities balance.

3 — Deferred Acquisition Costs

The following table presents a reconciliation of the changes in deferred acquisition costs for the periods specified below:

	2022	2021

	in thousands
Deferred acquisition costs as of January 1,	$81,535	$58,572
Acquisition costs deferred	216,957	163,946
Amortization charged to income	(191,150)	(140,983)
Deferred acquisition costs as of December 31,	$107,342	$81,535

4 — Prepaid Expenses and Other Assets

Prepaid expenses and other assets, current and long-term, consist of:

	December 31,
	2022	2021

	in thousands
Prepaid sales, general and administrative expenses	$24,234	$18,004
Prepaid SaaS implementation costs	18,501	16,318
Fixed income investments	12,986	10,785
Contract costs	6,576	4,160
Media content	5,580	3,335
Other (1)	14,856	8,118
Prepaid expenses and other assets	$82,733	$60,720

(1) As of December 31, 2022, other assets primarily includes $4.0 million of other investments, $3.3 million of fair value of interest rate swap, $2.5 million of collector vehicle investments, $1.4 million of deferred financing costs related to our Credit Facility and $1.4 million related the Company's outstanding reinsurance recoverable.

5 — Notes Receivable

In January 2022, the Company entered into a joint venture with Broad Arrow, pursuant to which Hagerty acquired an approximately 40% equity ownership in Broad Arrow. Then in August 2022, the Company acquired the remaining 60% equity interest in Broad Arrow. Refer to Note 9 — Acquisitions and Investments for additional information.

Broad Arrow Capital ("BAC"), a subsidiary of Broad Arrow, makes term loans to high-net-worth individuals and businesses secured by collector cars. Term loans typically have an initial maturity of up to two years, often with an option to renew for one year increments, and carry a fixed or variable rate of interest. The carrying value of the loan portfolio approximates its fair value due to the typical short-term maturity and market rate of interest associated with most loans.

The Company aims to mitigate the risk associated with a potential devaluation in collateral by targeting a maximum loan-to-value ("LTV") ratio of 65% (i.e., the principal loan amount divided by the estimated collateral value). The LTV ratio is reassessed on a quarterly basis or more frequently if there is a material change in the circumstances related to the loan, the value of the collateral, the disposal plans for the collateral, or if an event of default occurs.

The Company believes the LTV ratio is the critical credit quality indicator for the secured loans made by BAC. In estimating the realizable value of a collector car pledged as collateral for a loan, the Company relies on management's expertise in the collector car market and considers an array of factors impacting the current and expected future value of the car including the year, make, model, mileage, history, and in the case of classic cars provenance, quality of restoration (if applicable), and originality of body, chassis and mechanical components, and comparable market transaction values. All loans are secured by the underlying collateral.

As of December 31, 2022, the Company's net notes receivable balance was $37.4 million, of which $25.5 million was classified within current assets and $11.9 million was classified within long-term assets on the Consolidated Balance Sheets. The classification of a loan as current or non-current takes into account the contractual maturity date of the loan, as well as the likelihood of renewing the loan on or before its contractual maturity date.

The table below provides the aggregate LTV ratio for the Company's loan portfolio as of December 31, 2022:

December 31, 2022

in thousands
Secured loans	$37,427
Estimate of collateral value	$75,802
Aggregate LTV ratio	49.4%

The Company considers a loan to be past due when interest payments are not paid within 10 days of the monthly due date, or if principal payments are not paid by the contractual maturity date. There were no past due loans as of December 31, 2022.

A loan is considered to be impaired if management determines that it is probable that a portion of the principal and interest owed by the borrower will not be recovered after taking into account the estimated realizable value of the collateral securing the loan, as well as the ability of the borrower to repay any shortfall between the value of the collateral and the amount of the loan. The determination of whether a specific loan is impaired, and the amount of any required allowance, is based on the facts available to management and is reevaluated and adjusted as additional facts become known. If a loan is considered to be impaired, finance revenue is no longer recognized and steps are taken to restructure or take possession of the collateral. If necessary, bad debt expense is recorded for any principal or accrued interest that is deemed uncollectible. As of December 31, 2022, there were no impaired loans outstanding.

Allowance for Loan Losses

The Company and management do not believe there is a material risk of loan loss based on the aggregate LTV ratio of 49.4% and, to a lesser extent, its understanding of the creditworthiness of the borrowers. Therefore, as of December 31, 2022, there is no allowance for loan losses recorded.
6 — Property and Equipment

The following table summarizes the carrying value of the Company's property and equipment.

	December 31,
	2022	2021

	in thousands
Land and land improvements	$930	$930
Buildings	1,200	1,748
Leasehold improvements	9,299	10,309
Furniture and equipment	13,194	15,121
Computer equipment and software	21,698	20,405
Automobiles	791	738
Total property and equipment	$47,112	$49,251
Less: accumulated depreciation	(21,856)	(20,888)
Property and equipment, net	$25,256	$28,363

Property and equipment depreciation expense was $6.6 million and $6.4 million for the years ended December 31, 2022 and 2021, respectively.

7 — Leases

The following table summarizes the components of the Company's operating lease expense:

Year Ended December 31,
2022
in thousands
Operating lease expense (1)	$10,737
Short-term lease expense (1)	187
Variable lease expense (1) (3)	3,943
Sublease revenue (2)	(156)
Lease cost, net	$14,711

(1) Classified within "General and administrative services" on the Consolidated Statements of Operations.
(2) Classified within "Membership, marketplace and other revenue" on the Consolidated Statements of Operations.
(3) Amounts include payments for maintenance, taxes, insurance and payments affected by the CPI.

Supplemental balance sheet information related to operating leases is as follows:

December 31,
2022
in thousands
Operating lease ROU assets	$82,398

Other current liabilities	7,556
Operating lease liabilities	80,772
Total operating lease liabilities	$88,328

Other Supplemental Information
ROU assets obtained in exchange for new operating lease liabilities (in thousands) (1)	$82,398
Gains (losses) on sales and leaseback transactions, net (in thousands)	$4,314
Weighted-average lease term	10.23
Weighted-average discount rate	5.5%

(1) Includes the transition adjustment of $72.8 million for operating lease ROU assets recorded as of January 1, 2022, upon adoption ASC 842.

The following table summarizes information about the amount and timing of our future operating lease commitments as of December 31, 2022:

in thousands
2023	$12,129
2024	12,206
2025	11,765
2026	11,176
2027	10,984
Thereafter	58,530
Total lease payments	116,790
Less: imputed interest	(28,462)
Total lease liabilities	$88,328

The following table summarizes future minimum rental payments due under our operating leases in accordance with Topic 840 as of December 31, 2021:

in thousands
2022	$9,068
2023	8,783
2024	8,587
2025	8,451
2026	7,936
Thereafter	53,940
Total	$96,765

Total rent expense for the year ended December 31, 2021 was $7.4 million.

During the year ended December 31, 2022, the Company recognized an impairment charge of $4.7 million related to operating lease ROU assets, which was recorded within "Restructuring, impairment and related charges, net" in the Consolidated Statements of Operations. Refer to Note 14 — Restructuring, Impairment and Related Charges for additional information.

8 — Business Combination

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

Pursuant to the terms of the Business Combination Agreement, (1) Merger Sub was merged with and into The Hagerty Group, whereupon the separate limited liability company existence of Merger Sub ceased to exist and The Hagerty Group became the surviving company and continues to exist under the Delaware Limited Liability Company Act and (2) the existing limited liability company agreement of The Hagerty Group was amended and restated to, among other things, make Aldel a member of The Hagerty Group.

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

Immediately after giving effect to the Business Combination, there were 82,327,466 shares of Hagerty Class A Common Stock outstanding, 251,033,906 shares of Hagerty Class V Common Stock outstanding and 20,005,550 warrants outstanding which can be converted on a one-for-one basis to Class A Common Stock. Refer to Note 20 — Warrant Liabilities for additional information on the Company's warrants.

Following the Closing, the Company is organized as a C corporation and owns an equity interest in The Hagerty Group in what is commonly known as an "Up-C" structure in which substantially all of the assets and liabilities of the Company are held by The Hagerty Group.

In connection with the Business Combination, the Company incurred direct and incremental costs of approximately $41.9 million, consisting of primarily investment banking, insurance and professional fees, of which $32.6 million were recorded as a reduction of "Additional paid-in capital" within the Consolidated Balance Sheets.

In connection with the Business Combination, Hagerty, Inc. entered into the TRA with the Legacy Unit Holders. The TRA provides for payment to the Legacy Unit Holders of 85% of the U.S. federal, state and local income tax savings realized by Hagerty, Inc. as a result of the increases in tax basis and certain other tax benefits related to the transactions contemplated under the Business Combination Agreement upon the exchange of Hagerty Group Units and Class V Common Stock for Class A Common Stock and Hagerty Group Units or cash. Refer to Note 22 — Taxation for additional information related to the TRA.

The following table is a summary of the cash inflows and outflows related to the Business Combination:

Business Combination
in thousands
Cash in trust, net of redemptions	$85,811
Cash, PIPE	703,850
Less: transaction costs and advisory fees	(41,859)
Less: cash consideration to HHC at Closing	(489,661)
Net cash received from Business Combination	$258,141

9 — Acquisitions and Investments

Broad Arrow Acquisition

In January 2022, Hagerty entered into a joint venture with Broad Arrow, pursuant to which Hagerty invested $15.3 million in cash in exchange for equity ownership of approximately 40% of Broad Arrow. The Company followed equity method accounting for its investment in Broad Arrow with the carrying amount included within "Equity method investments" on the Consolidated Balance Sheets as of June 30, 2022 and the Company's share of income (loss) within "Income (loss) from equity method investment, net of tax" on the Consolidated Statements of Operations.

In August 2022, the Company acquired the remaining 60% outstanding equity interest of Broad Arrow from the former Broad Arrow shareholders (the "Contributors"), in exchange for equity consideration ("Broad Arrow Acquisition"). The equity consideration consisted of Class A Common Stock and Hagerty Group Units. The number of Class A Common Stock shares and Hagerty Group Units issued was calculated using a 20 day Volume Weighted Average Stock Price of Hagerty, Inc. prior to the closing date on August 16, 2022, pursuant to the Contribution and Exchange Agreement. The fair value of the purchase consideration of $73.3 million was calculated based on the Hagerty, Inc. stock price of $13.47 as of the closing date in accordance with ASC 820. As a result of the Broad Arrow Acquisition, the Company and Broad Arrow expect to further leverage their respective product offerings and continue to build Marketplace.

Fair Value of Consideration Transferred

The Broad Arrow Acquisition is being accounted for as a business combination achieved in stages (i.e., a step acquisition), in accordance with ASC 805-10-25. The following table summarizes the fair value of Broad Arrow as of the date of the Broad Arrow Acquisition (in thousands):

Total equity consideration	$73,253
Fair value of previously held equity interest in Broad Arrow (1)	48,309
Total consideration and value to be allocated to net assets	$121,562

(1) The Broad Arrow Acquisition is considered a step acquisition, and accordingly, the Company remeasured its pre-existing 40% equity interest in Broad Arrow immediately prior to completion of the acquisition to its estimated fair value of approximately $48.3 million, which was derived from the Hagerty, Inc. stock price of $13.47 as of the close date and thus represents a Level 1 fair value measurement. As a result of the remeasurement, the Company recorded a net gain of approximately $34.7 million within the Consolidated Statements of Operations for the year ended December 31, 2022, representing the excess of the approximate $48.3 million estimated fair value of its pre-existing 40% equity interest over its transaction date carrying value of approximately $13.6 million.

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

(1) Broad Arrow makes term loans, particularly to high net worth clients and businesses, that are secured by collector vehicles. The carrying value of the acquired loans approximate their fair value due to the typical short-term maturity and market rate of interest associated with most loans. Refer to Note 5 — Notes Receivable for additional information with respect to the Notes receivable acquired.
(2) The fair value of identifiable intangible assets is a Level 3 fair value measurement, estimated using significant assumptions that are not observable in the market through the use of a discounted cash flow model with inputs including discount rate and terminal growth rate as well as return on assets. Identifiable intangible assets consists of trade names of $3.1 million with a 5-year estimated useful life.
(3) Other assets includes $6.2 million of Prepaid expenses and other non-current assets, $2.8 million of cash acquired and $2.6 million of Accounts receivable.
(4) Other liabilities includes a $7.0 million Note payable, $5.3 million of Contract liabilities and $0.7 million of Accounts payable.

The excess of the purchase price over the aggregate estimated fair values of identifiable assets acquired and liabilities assumed was recorded as goodwill. The goodwill recognized is primarily a result of the expected enhancement of Marketplace through Broad Arrow's various service offerings, including buying, selling and financing of collector cars through classified listings, auctions and facilitating private sales, as well as the assembled workforce and various other factors. The Company recognized $0.9 million of acquisition related expenses associated with the Broad Arrow Acquisition in its Consolidated Statements of Operations for the year ended December 31, 2022.

The acquisition of Broad Arrow was not material to the Company's Consolidated Statements of Operations. Therefore, pro forma results of operations related to this acquisition have not been presented. As Broad Arrow is now a wholly-owned subsidiary of the Company, the Company now consolidates the results of Broad Arrow in accordance with ASC 810, and the financial results of Broad Arrow have been included within the Company's Consolidated Financial Statements since the acquisition date. The Company's Consolidated Statements of Operations include total revenue and income before taxes of approximately $10.8 million and $0.9 million, respectively, attributable to Broad Arrow since the acquisition date.

Speed Digital Acquisition

In April 2022, Hagerty acquired Speed Digital LLC ("Speed Digital") for a purchase price of $15.0 million. The Company paid $7.5 million at closing with an additional two annual installments of $3.75 million each to be paid in 2023 and 2024. Speed Digital was previously wholly owned indirectly by Robert Kauffman, a director on the Company's Board, who will receive 100% of the proceeds of the purchase price. Speed Digital operates a SaaS business primarily serving collector car dealers and auction houses, and an advertising and content syndication platform, which includes Motorious.com. The Company acquired Speed Digital to enhance the Marketplace business to establish relationships with their dealer partners and facilitate growth in Marketplace products; augment the Company's automotive intelligence data; and allow Motorious.com to drive audience engagement, content distribution, and advertising revenue.

Other Acquisitions

Lastly, during the years ended December 31, 2022 and 2021, the Company completed various acquisitions, which had an aggregate purchase price of $7.0 million and $15.4 million, respectively. These acquisitions resulted in cash disbursements of $6.1 million during the year ended December 31, 2022, net of cash acquired.

10 — Goodwill and Intangible Assets

Goodwill

The following is a reconciliation of the changes in the Company's goodwill for the periods specified below:

	2022	2021

	in thousands
Goodwill as of January 1,	$11,488	$4,745
Goodwill resulting from acquisition (1)	103,553	6,743
Goodwill as of December 31,	$115,041	$11,488

(1) Goodwill resulting from acquisitions for the year ended December 31, 2022 includes $98.6 million related to the Broad Arrow Acquisition. Refer to Note 9 — Acquisitions and Investments for additional information.

Intangible Assets

The cost and accumulated amortization of intangible assets as of December 31, 2022 and 2021 are as follows:

	Weighted Average Useful Life	December 31,
		2022	2021

		in thousands
Insurance policy renewal rights	9.9	$17,282	$17,557
Internally developed software	3.1	109,764	76,865
Trade names and trademarks	14.0	12,541	5,004
Relationships and customer lists	15.4	13,890	5,652
Other	4.4	1,434	1,464
Intangible assets		154,911	106,542
Less: accumulated amortization		(50,887)	(30,371)
Intangible assets, net		$104,024	$76,171

Intangible asset amortization expense was $21.8 million and $12.8 million for the years ended December 31, 2022 and 2021 respectively.

The estimated future aggregate amortization expense as of December 31, 2022 is as follows (in thousands):

2023	$29,663
2024	26,714
2025	17,746
2026	8,671
2027	3,742
Thereafter	17,488
Total	$104,024

11 — Provision for Unpaid Losses and Loss Adjustment Expenses

The following table presents the provision for unpaid losses and loss adjustment expenses at December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021

	in thousands
Outstanding losses reported	$65,981	$38,207
IBNR	44,917	36,662
Net reserves for unpaid losses and loss adjustment expenses	$110,898	$74,869
Reinsurance recoverables	843	—
Gross reserves for unpaid losses and loss adjustment expenses	$111,741	$74,869

The following table presents a reconciliation of beginning and ending provision for unpaid losses and loss adjustment expenses, net of amounts recoverable from reinsurers:

	Year Ended December 31,
	2022	2021

	in thousands
Gross unpaid losses and loss adjustment expenses, beginning of year	$74,869	$54,988
Less: Reinsurance recoverable	—	—
Net unpaid losses and loss adjustment expenses, beginning of the year	$74,869	$54,988
Incurred losses and loss adjustment expenses:
Current accident year	$186,478	$132,481
Prior accident year (1)	(4,076)	(10,401)
Total incurred losses and loss adjustment expenses	$182,402	$122,080
Payments:
Current accident year	$109,555	$76,559
Prior accident year	36,803	25,656
Total payments	$146,358	$102,215
Effect of foreign currency rate changes	(15)	16
Net reserves for losses and loss adjustment expenses, end of year	$110,898	$74,869
Reinsurance recoverables	843	—
Gross reserves for losses and loss adjustment expenses, end of year	$111,741	$74,869

(1) In both years presented, prior accident year development reflects lower than originally estimated incurred claims related to frequency and severity in accident years 2017 to 2021.

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

Hurricane Ian was a significant catastrophic event that occurred during the third quarter of 2022 generating losses to Hagerty Re of $15.3 million. Our catastrophe reinsurance program provided recovery of $5.3 million in losses in excess of our $10.0 million retention. As of December 31, 2022, the Company had outstanding reinsurance recoverables of $1.4 million, all related to Hurricane Ian. The Company incurred a reinstatement premium of $0.7 million in connection with our catastrophe reinsurance treaty following the Hurricane Ian claim.

Additionally, the Company strengthened reserves for U.S. auto liability by $6.5 million for the 2022 accident year. Liability claims severity in this line has been increasing across the industry and the Company in 2022.

In determining management’s best estimate of the reserves for losses and loss adjustment expenses as of December 31, 2022 and 2021, consideration was given both to the actuarial point estimate and a number of other internal and external factors, including:

•the uncertainty around inflationary costs, both economic and social inflation;
•estimates of expected losses through the use of historical loss data;
•the changing mix of business due to large growth in modern collectible cars which carry a different risk profile than the risks associated with classic cars;
•legislative and judicial changes in the jurisdictions in which the company writes insurance, and
•management's industry experience.
The following factors are relevant to the additional information included in the tables following:

•Table organization: The tables are organized by accident year and include policies written on an occurrence basis.
•Groupings: Reserves for losses and loss adjustment expenses are grouped by line of business. The Company believes that losses included in each line of business have homogenous risk characteristics with similar development patterns and would generally be subject to similar trends.
•Claim counts: The Company considers a reported claim to be one claim for each claimant for each loss occurrence.
•Limitations: There are limitations that should be considered on the reported claim count data in the tables below, including: claim counts are presented only on a reported (not an ultimate) basis.

The following table presents a summary of total gross reserves for losses and loss adjustment expenses by line of business for the periods specified below:

	December 31,
	2022	2021

	in thousands
Auto	$111,575	$74,573
Marine	166	296
Total gross reserves for losses and loss adjustment expenses	$111,741	$74,869

The following tables present incurred losses and loss adjustment expenses, by accident year, undiscounted and net of reinsurance recoveries.

a) Auto

(dollars in thousands)							Reserves for Losses and Loss Adjustment Expenses Incurred But Not Reported	Cumulative Number of Reported Claims
	Reporting Years Ended December 31,
Accident Year	2017*	2018*	2019*	2020*	2021*	2022	As of December 31, 2022
2017	$18,594	$18,594	$18,594	$18,594	$18,409	$18,284	$44	11,031
2018		40,422	40,287	40,287	37,516	37,491	3	20,641
2019			63,642	63,642	59,660	59,660	631	23,780
2020				90,110	86,608	85,111	2,833	27,092
2021					131,643	129,259	9,215	35,116
2022						186,073	32,056	36,604
Total						$515,878	$44,782	154,264
Cumulative paid losses and loss adjustment expenses from the table below						(405,131)	—
Reserves for losses and loss adjustment expenses before 2017, net of reinsurance						—	—
Effect of foreign currency rate changes						(15)	(15)
Reserves for losses and loss adjustment expenses, undiscounted and net of reinsurance						$110,732	$44,767

Cumulative paid losses and loss adjustment expenses by accident year (in thousands):

	As of December 31,
Accident Year	2017*	2018*	2019*	2020*	2021*	2022
2017	$11,410	$16,655	$17,442	$17,530	$17,897	$18,122
2018		23,915	34,992	35,899	36,414	36,807
2019			37,910	51,491	55,617	57,393
2020				53,167	73,402	78,079
2021					75,933	105,475
2022						109,255
Total						$405,131

*Unaudited required supplemental information.

b) Marine:

(dollars in thousands)							Reserves for Losses and Loss Adjustment Expenses Incurred But Not Reported	Cumulative Number of Reported Claims
	Reporting Years Ended December 31,
Accident Year	2017*	2018*	2019*	2020*	2021*	2022	As of December 31, 2022
2017	$198	$198	$198	$198	$183	$183	$—	124
2018		437	437	437	489	514	—	189
2019			893	893	835	835	—	192
2020				915	975	1,002	16	205
2021					854	757	44	210
2022						405	90	114
Total						$3,696	$150	1,034
Cumulative paid losses and loss adjustment expenses from the table below						(3,530)	—
Reserves for losses and loss adjustment expenses before the 2017 accident year						—	—
Reserves for losses and loss adjustment expenses, undiscounted and net of reinsurance						$166	$150

Cumulative paid losses and loss adjustment expenses by accident year (in thousands):

Accident Year	2017*	2018*	2019*	2020*	2021*	2022
2017	$138	$183	$183	182	$182	$183
2018		332	426	425	431	514
2019			514	828	835	835
2020				568	967	985
2021					625	713
2022						300
Total						$3,530

*Unaudited required supplemental information.

The following table presents supplementary information about average historical claims duration as of December 31, 2022 based on the cumulative incurred and paid losses and allocated loss adjustment expenses presented above.

	Average Annual Percentage of Payout of Incurred Claims by Age (in Years), Net of Reinsurance
unaudited	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6
Auto	62.4%	21.0%	8.8%	3.6%	1.6%	1.4%
Marine	77.9%	21.4%	0.9%	(0.3)%	—%	—%

12 — Reinsurance

Hagerty Re purchases catastrophe reinsurance to protect held capital from large catastrophic events and to provide earnings protection and stability. As of December 31, 2022, Hagerty Re's program provides $100.0 million of excess of loss coverage per event retention of $10.0 million. The top layer ($10.0 million excess of $90.0 million) can also be used to provide $10.0 million of aggregate catastrophe protection attaching after $12.5 million of annual catastrophe loss. The Company retains 25% of the liability of this top and aggregate cover. It is the Company’s intention to renew the program annually after adjusting for portfolio growth.

Hagerty Re renegotiated its catastrophe reinsurance coverage effective January 1, 2023. The 2023 program splits catastrophe exposure between accounts with total insured values ("TIV") up to $5.0 million, which are afforded $105.0 million of coverage excess of a per event retention of $25.0 million in two layers; $25.0 million excess of $25.0 million and $55.0 million excess of $50.0 million. Accounts with TIV of $5.0 million and above will be covered by a separate catastrophe program which provides $30.0 million excess of per event retention of $9.0 million in one layer; $21.0 million excess of $9.0 million.

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

13 — Statutory Capital and Surplus

Dividend Restrictions — Under Bermuda law, Hagerty Re is prohibited from declaring or making payment of a dividend if it fails to meet its minimum solvency margin or minimum liquidity ratio. Prior approval from the Bermuda Monetary Authority ("BMA") is also required if Hagerty Re's proposed dividend payments would exceed 25% of its prior year-end total statutory capital and surplus. The amount of dividends which could be paid in 2023 without prior approval is $32.9 million.

Capital Restrictions — In Bermuda, Hagerty Re is subject to the Bermuda Solvency Capital Requirement ("BSCR") administered by the BMA. No regulatory action is taken if an insurer’s capital and surplus is equal to or in excess of its enhanced capital requirement determined by the BSCR model. In addition, the BMA has established a target capital level for each insurer, which is 120% of the enhanced capital requirement. Hagerty Re maintained sufficient statutory capital and surplus to comply with regulatory requirements as of December 31, 2022.

Statutory Financial Information — Hagerty Re prepares its statutory financial statements in conformity with the accounting principles set forth in Bermuda in The Insurance Act 1978, amendments thereto and related regulations. As of December 31, 2022 and 2021, the general business statutory capital and surplus of the Company was $131.7 million and $107.3 million, respectively, and the general business statutory net income of Hagerty Re was $24.4 million and $25.2 million for the years ended December 31, 2022 and 2021, respectively.

14 — Restructuring, Impairment and Related Charges

In 2022, management approved an initiative to increase operational efficiencies and flexibility by transitioning to a "remote first" work model for employees. This initiative primarily included the rationalization of the Company's office space throughout the U.S., Canada and the U.K. and, as a result, during the year ended December 31, 2022, the Company recognized an impairment charge of $4.7 million related to operating lease ROU assets, as well as a loss on disposal of assets of $1.5 million related to leasehold improvements associated with the impaired leases, all of which was recorded within "Restructuring, impairment and related charges, net" in the Consolidated Statements of Operations. This initiative was substantially complete in 2022.

Additionally, in the fourth quarter of 2022, the Board approved a voluntary retirement program ("VRP") as well as a reduction in force ("RIF"). The Company recorded restructuring charges related to the VRP and RIF of $12.2 million during the year ended December 31, 2022, of which $4.2 million was related to the VRP and $8.0 million was related to the RIF and all of which was recorded within "Restructuring, impairment and related charges, net" in the Consolidated Statements of Operations.

The following is a reconciliation of the restructuring liability which is included within "Accrued expenses and other current liabilities" on the Consolidated Balance Sheets. These costs are expected to be settled in the first quarter of 2023.

in thousands
Balance at December 31, 2021	$—
Costs incurred and charged to expense	18,324
Costs paid or otherwise settled	(8,854)
Balance at December 31, 2022	$9,470

15 — Fair Value Measurements

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

Recurring fair value measurements

Interest rate swaps

Interest rate swaps are determined to be Level 2 within the fair value hierarchy. The significant inputs, such as the SOFR forward curve, of interest rate swaps are considered observable market inputs. The Company monitors the credit and nonperformance risk associated with its counterparty and believes them to be insignificant. Refer to Note 17 — Interest Rate Swaps for additional information.

Warrant liabilities

The Company's 5,750,000 Public Warrants are Level 1 within the fair value hierarchy as they are measured utilizing quoted market prices. The Company has determined that its private warrants are Level 3 within the fair value hierarchy. The Company's private warrants include 257,500 Private Placement Warrants, 28,750 Underwriter Warrants, 1,300,000 OTM Warrants and 12,147,300 PIPE Warrants. The Company utilizes a Monte Carlo simulation model to measure the fair value of the private warrants. The Company’s Monte Carlo simulation model includes assumptions related to the expected stock-price volatility, expected term, dividend yield and risk-free interest rate. Refer to Note 20 — Warrant Liabilities for additional information.

The following table summarizes the significant inputs in the valuation model as of December 31, 2022:

Inputs	Private Placement Warrants	Underwriter Warrants	OTM Warrants	PIPE Warrants
Exercise price	$11.50	$11.50	$15.00	$11.50
Common stock price	$8.41	$8.41	$8.41	$8.41
Volatility	47.7%	47.7%	45.0%	47.7%
Expected term of the warrants	3.92	3.92	8.93	3.92
Risk-free rate	4.10%	4.10%	3.90%	4.10%
Dividend yield	$—	$—	$—	$—

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

The fair value of the Company's financial assets and liabilities measured at fair value on a recurring basis at December 31, 2022 and 2021, is shown in the table below:

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3

	in thousands
	December 31, 2022
Financial Assets
Interest rate swaps	$3,294	$—	$3,294	$—
Total	$3,294	$—	$3,294	$—

Financial Liabilities
Public warrants	$12,880	$12,880	$—	$—
Private placement warrants	673	—	—	673
Underwriter warrants	75	—	—	75
OTM warrants	4,706	—	—	4,706
PIPE warrants	27,227	—	—	27,227
Total	$45,561	$12,880	$—	$32,681

	December 31, 2021
Financial Assets
Interest rate swaps	$531	$—	$531	$—
Total	$531	$—	$531	$—

Financial Liabilities
Public warrants	$25,243	$25,243	$—	$—
Private placement warrants	1,248	—	—	1,248
Underwriter warrants	139	—	—	139
OTM warrants	6,849	—	—	6,849
PIPE warrants	55,887	—	—	55,887
Total	$89,366	$25,243	$—	$64,123

The following table presents a reconciliation of the Company's warrant liabilities that are classified as Level 3 within the fair value hierarchy for the years ended December 31, 2022 and 2021:

	Private Placement Warrants	Underwriter Warrants	OTM Warrants	PIPE Warrants	Total

	in thousands
Balance at December 31, 2020	$—	$—	$—	$—	$—
Issuance of warrant liabilities	460	51	2,899	31,800	35,210
Change in fair value of warrant liabilities	788	88	3,950	24,087	28,913
Balance at December 31, 2021	1,248	139	6,849	55,887	64,123
Change in fair value of warrant liabilities	(575)	(64)	(2,143)	(26,754)	(29,536)
Exercise of warrants	—	—	—	(1,906)	(1,906)
Balance at December 31, 2022	$673	$75	$4,706	$27,227	$32,681

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

The following table discloses the fair value and related carrying amount of fixed income investments held within Hagerty Re's as of December 31, 2022 and 2021:

	Carrying Amount	Estimated Fair Value

	in thousands
	December 31, 2022
Fixed income securities, short-term	$6,296	$6,205
Fixed income securities, long-term	6,690	6,316
Total	$12,986	$12,521

	December 31, 2021
Fixed income securities, short-term	$1,189	$1,188
Fixed income securities, long-term	9,596	9,476
Total	$10,785	$10,664

The Company has reviewed the portfolio for other than temporary impairments and concluded that no impairment exists as of December 31, 2022 or 2021. The Company did not record any gains or losses on these securities during the years ended December 31, 2022 or 2021.

16 — Debt

As of the indicated dates, the principal amount of Hagerty's debt consisted of the following:

	December 31,
	2022	2021

	in thousands
Credit Facility	$105,000	$135,500
Notes payable	3,280	1,000
Total debt outstanding	$108,280	$136,500
Less: current portion	—	(1,000)
Total long-term debt outstanding	$108,280	$135,500

Credit Facility — In September 2022 and December 2022, The Hagerty Group entered into the Fourth and Fifth Amendment to Amended and Restated Credit Agreement ("Credit Agreement"), respectively, which amended the terms of its revolving credit facility ("Credit Facility") with JPMorgan Chase Bank, N.A., as administrative agent, and the other financial institutions party thereto from time to time as lenders. The amendments primarily included definition updates, accommodating draws in the British Pound ("GBP") and the Euro ("EUR"), transitioning the pricing terms from LIBOR to Term SOFR and changes to the financial covenants.

The aggregate amount of commitments available to the Company under the Credit Facility is $230.0 million. The Credit Agreement also provides for an uncommitted incremental facility under which the Company may request one or more increases in the amount of the commitments available under the Credit Facility in an aggregate amount not to exceed $50.0 million. Additionally, the Credit Agreement also provides for the issuance of letters of credit of up to $25.0 million and borrowings in GBP and EUR of up to $25.0 million in the aggregate.

The current term of the Credit Agreement expires in October 2026 and may be extended by one year on an annual basis if agreed to by the Company and the lenders party thereto. Any unpaid balance on the Credit Facility is due at maturity.

The Credit Facility accrues interest at the Term SOFR Rate plus an applicable margin determined by the Company's net leverage ratio for the preceding period (as defined in the Credit Agreement). The effective borrowing rate was 6.57% and 1.61% as of December 31, 2022 and 2021, respectively.

The Credit Facility borrowings are collateralized by Company assets, except for the assets of the Company’s U.K., Bermuda and German subsidiaries and the non-wholly owned subsidiaries of MHH.

Under the Credit Agreement, the Company is required, among other things, to meet certain financial covenants (as defined in the Credit Agreement), including a fixed charge coverage ratio and a leverage ratio. As of December 31, 2022, the Company was in compliance with the financial covenants under the Credit Agreement.

Notes Payable

In October and November 2022, the Company entered into notes payable agreements in the U.K., which are used to fund notes receivable within our Marketplace financing operations and are secured by the underlying vehicles. As of December 31, 2022, the outstanding balance on the notes payable was $3.3 million. The notes payable accrue interest at fixed rates ranging from 7.0% to 8.5% and are due in 2024.

The Company had a $2.0 million note payable related to a business combination for the future purchase installment payments, with a fixed interest rate of 3.25%. The note was paid in two equal installments, $1.0 million of which was paid in 2021. The note payable matured March 1, 2022 at which time the second installment of $1.0 million was due.

Letters of Credit — The Company authorized four letters of credit for a total of $11.6 million for operational purposes related to Section 953(d) tax structuring election and lease down payment support.

17 — Interest Rate Swaps

Hagerty's interest rate swap agreements are used to fix the interest rate on a portion of the Company's existing variable rate debt to reduce the exposure to interest rate fluctuations. The notional amounts of the interest rate swap agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The differential paid or received on the interest rate swap agreements is recognized as an adjustment to interest expense within "Interest and other income (expense)" in the Consolidated Statements of Operations.

As of December 31, 2022 the Company had one outstanding interest rate swap, which was entered into in December 2020, with an original notional amount of $35.0 million. In September 2022, the interest rate swap was amended to replace LIBOR with Term SOFR and the fixed swap rate is now 0.81%. The estimated fair value of interest rate swap is included within either "Prepaid expenses and other non-current assets" or "Other long-term liabilities" on the Consolidated Balance Sheets and the change in fair value is recorded within "Derivative instruments" in the Consolidated Statements of Comprehensive Income (Loss).

As of December 31, 2021, the Company had an additional interest rate swap outstanding, which was entered into in March 2017, with an original notional amount of $15.0 million at a fixed swap rate of 2.20%. The interest rate swap matured in March 2022.

In accordance with ASC 815, the Company designated the December 2020 interest rate swap as a cash flow hedge and formally documented the relationship between the interest rate swap and the variable rate borrowings, as well as its risk management objective and strategy for undertaking the hedge transaction. The Company also assessed, at the hedge’s inception and will continue to assess on an ongoing basis, whether the derivative used in the hedging transaction was highly effective in offsetting changes in the cash flows of the hedged item. The hedge is deemed effective, and therefore, the change in fair value is recorded within "Derivative instruments" in the Consolidated Statements of Comprehensive Income (Loss). Such amounts are reclassified into interest expense, net from Other comprehensive income (loss) during the period in which the hedged item affects earnings. There were no such reclassifications during the years ended December 31, 2022 and 2021. The Company does not expect to have a reclassification into earnings within the next 12 months.

18 — Members' and Stockholders' Equity

Hagerty, Inc.

Class A Common Stock — Hagerty is authorized to issue 500,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. Holders of Class A Common Stock are entitled to one vote for each share. As of December 31, 2022, there were 83,202,969 shares of Class A Common Stock issued and outstanding.

Class V Common Stock — Hagerty is authorized to issue 300,000,000 shares of Class V Common Stock with a par value of $0.0001 per share. Class V Common Stock represents voting, non-economic interests in Hagerty. Holders of Class V Common Stock are entitled to 10 votes for each share. As of December 31, 2022, there were 251,033,906 shares of Class V Common Stock issued and outstanding.

Preferred Stock — Hagerty is authorized to issue 20,000,000 shares of Preferred Stock with a par value of $0.0001 per share. Hagerty's Board has the authority to issue shares of Preferred Stock with such designations, voting and other rights and preferences as may be determined from time to time. As of December 31, 2022, there were no shares of Preferred Stock issued and outstanding.

The Hagerty Group

Members' Equity — Prior to the Business Combination, The Hagerty Group had one class of partnership interests consisting of 100,000 units outstanding with no par value. At the Closing, all units were converted to Hagerty Group Units as discussed in Note 8 — Business Combination.

Hagerty Group Units — Hagerty Group Units are a unit of economic interest in The Hagerty Group. The following table summarizes the ownership of Hagerty Group Units in The Hagerty Group as of December 31, 2022:

	Units Owned	Ownership Percentage
Hagerty Group Units held by Hagerty, Inc.	83,202,969	24.5%
Hagerty Group Units held by other unit holders	255,758,466	75.5%
Total	338,961,435	100.0%

Non-controlling Interest — Hagerty, Inc. is the sole managing member of The Hagerty Group and, as a result, consolidates the financial results of The Hagerty Group. Hagerty, Inc. reports a non-controlling interest representing the economic interest in The Hagerty Group held by other unit holders of The Hagerty Group. As of December 31, 2022, Class V Common Stock and associated Hagerty Group Units held by the Legacy Unit Holders are exchangeable on a one-for-one basis for shares of Class A Common Stock. At the end of each reporting period, The Hagerty Group equity attributable to Hagerty, Inc. and other unit holders is reallocated to reflect their current ownership in The Hagerty Group.

Additionally, non-controlling interest represents the portion of economic ownership of MHH that is not owned or controlled by The Hagerty Group. Hagerty, Inc. consolidates its ownership of The Hagerty Group and MHH under the voting interest method.

Redeemable Non-controlling Interest — In connection with the Business Combination, Hagerty, Inc. entered into the Legacy Unit Holders Exchange Agreement. The Legacy Unit Holders Exchange Agreement permitted the Legacy Unit Holders to exchange Class V Common Stock and associated Hagerty Group Units for an equivalent amount of Class A Common Stock or, at the option of the Company, for cash. Because the Company had the option to redeem the non-controlling interest for cash and the Company is controlled by the Legacy Unit Holders through their voting control, the non-controlling interest was considered redeemable as the redemption was considered outside the Company's control. Redeemable non-controlling interest represented the economic interests of the Legacy Unit Holders. Income or loss was attributed to the redeemable non-controlling interest based on the weighted average ownership of the Hagerty Group Units outstanding during the period held by the Legacy Unit Holders.

The redeemable non-controlling interest was measured at the greater of the initial fair value or the redemption value and was required to be presented as temporary equity on the Consolidated Balance Sheets, with a corresponding adjustment to "Additional paid-in capital" and "Accumulated earnings (deficit)". The total redeemable non-controlling interest as of December 31, 2021 was $593.3 million. For the period from January 1, 2022 to March 23, 2022, additional accretion of $1.6 billion was recognized, with a corresponding adjustment of $162.1 million and $1.4 billion to "Additional paid-in capital" and "Accumulated earnings (deficit)", respectively.

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

19 — Earnings (Loss) Per Share

The following table sets forth the calculation of Basic EPS and Diluted EPS for the years ended December 31, 2022 and 2021. Basic EPS is computed using Net income (loss) attributable to controlling interest, divided by the weighted average number of shares of Class A Common Stock outstanding during the period. Diluted EPS is computed using Net income (loss) attributable to controlling interest divided by the weighted average number of shares of Class A Common Stock outstanding during the period, adjusted to give effect to potentially dilutive securities. The Company's potentially dilutive securities consist of (1) unexercised warrants and unissued stock-based restricted stock units, performance restricted stock units and employee stock purchase plan shares, all using the Treasury Stock Method and (2) non-controlling interest Hagerty Group Units using the "If-converted" Method. In the computation of Diluted EPS, Net income (loss) attributable to controlling interest is adjusted to remove the change in fair value associated with the Company's warrant liabilities that are potentially dilutive and net income (loss) associated with non-controlling interest in Hagerty Group Units.

	Year Ended December 31,
	2022	2021

	in thousands (except per share amounts)
Numerator:
Net income (loss) attributable to controlling interest	$32,078	$(46,358)
Adjustments:
Change in fair value of potentially dilutive warrant liabilities	(27,392)	—
Net income (loss) attributable to non-controlling interest Hagerty Group Units	(28,642)	—
Adjusted net income (loss) attributable to Class A Common Stock shareholders	$(23,956)	$(46,358)

Denominator:
Weighted average shares of Class A Common Stock outstanding — basic	82,728	82,327
Adjustments:
Conversion of non-controlling interest Hagerty Group Units to shares of Class A Common Stock	252,806	—
Warrants	613	—
Stock-based compensation awards	—	—
Weighted average shares of Class A Common Stock outstanding — diluted	336,147	82,327

Earnings (loss) per share attributable to Class A Common Stock shareholders
Basic	$0.39	$(0.56)
Diluted	$(0.07)	$(0.56)

20 — Warrant Liabilities

In connection with the Business Combination, the Company registered 5,750,000 Public Warrants, 257,500 Private Placement Warrants, 28,750 Underwriter Warrants, 1,300,000 OTM Warrants and 12,669,300 PIPE Warrants. Upon the Closing, the following warrants were outstanding to purchase shares of the Company's Class A Common Stock that were issued by Aldel prior to the Business Combination:

Public Warrants — Each warrant is exercisable for one share of the Company's Class A Common Stock at a price of $11.50 per share, subject to adjustments, provided that the Company has an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities laws of the state of residence of the holder. The warrants may be exercised on a cash basis only for a whole number of shares of the Company’s Class A Common Stock. The warrants expire in December 2026.

Private Placement Warrants — Each warrant is exercisable for one share of the Company's Class A Common Stock at a price of $11.50 per share, subject to adjustments, subject to additional vesting requirements as outlined within the warrant agreements covering those securities, provided that the Company has an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities laws of the state of residence of the holder. The warrants may be exercised only for a whole number of shares of the Company’s Class A Common Stock. Additionally, the Private Placement Warrants are exercisable on a cashless basis so long as they are held by the Sponsor or any of its permitted transferees. The warrants expire in December 2026.

Underwriter Warrants — Each warrant is exercisable for one share of the Company's Class A Common Stock at a price of $11.50 per share, subject to adjustments, provided that the Company has an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities laws of the state of residence of the holder. The warrants may be exercised only for a whole number of shares of the Company’s Class A Common Stock. The Underwriter Warrants are exercisable on a cashless basis so long as they are held by the Underwriter or any of its permitted transferees. The warrants expire in December 2026.

OTM Warrants — Each warrant is exercisable for one share of the Company's Class A Common Stock at a price of $15.00 per share, subject to adjustments and additional vesting requirements as outlined within the warrant agreements covering those securities, provided that the Company has an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities laws of the state of residence of the holder. OTM Warrants may be exercised on a cashless basis so long as they continue to be held by the initial purchasers or their permitted transferees. The warrants expire in December 2031.

PIPE Warrants — Each warrant is exercisable for one share of the Company's Class A Common Stock at a price of $11.50 per share, subject to adjustments, provided that the Company has an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under securities laws of the state of residence of the holder. The PIPE Warrants may be exercised on a cashless basis. The warrants expire in December 2026.

The Company accounts for these warrants as liabilities in accordance with ASC 815-40. The warrants are measured at fair value each reporting period and the change in fair value is recorded within "Change in fair value of warrant liabilities" in the Consolidated Statements of Operations. The Company recognized a $41.9 million gain and a $42.5 million loss as a result of a decrease and increase in the fair value of the warrant liability for the year ended December 31, 2022 and 2021, respectively.

For the year ended December 31, 2022, 522,000 PIPE warrants were exercised, on a cashless basis, for an equivalent of 124,748 shares of Class A Common Stock. The cashless exercise resulted in a decrease in "Warrant liabilities" and an increase in "Class A Common Stock" and "Additional paid-in capital" of $1.9 million on the Company's Consolidated Balance Sheets. There were no warrants exercised during the year ended December 31, 2021.

As of December 31, 2022, a warrant liability of $45.6 million was reflected as a long-term liability on the Company's Consolidated Balance Sheets and the total number of warrants outstanding was 19,483,550.

21 — Stock-Based Compensation

In December 2021, the Board approved the 2021 Equity Incentive Plan, which authorized an aggregate of 38,317,399 shares of Class A Common Stock for issuance to employees and non-employee directors. The 2021 Equity Incentive Plan allows for the issuance of incentive stock options, non-qualified stock options, restricted stock awards, stock appreciation rights, restricted stock units, and performance restricted stock units. The Board determines the period over which stock-based awards become exercisable and options generally vest over a two to five-year period. As of December 31, 2022, there were 31,378,154 shares available for future grants under the 2021 Equity Incentive Plan.

Stock-based compensation expense is recognized within "Salaries and benefits", "General and administrative services" and "Restructuring, impairment and related charges, net" in the Consolidated Statements of Operations. The Company accounts for forfeitures as they occur. The following table summarizes stock-based compensation expense recognized during the year ended December 31, 2022. As the first stock-based compensation grant occurred in the second quarter of 2022, there was no stock-based compensation expense during the year ended December 31, 2021.

Year Ended December 31,
2022
in thousands
Restricted stock units	$9,814
Performance restricted stock units	2,146
Employee stock purchase plan	169
Total stock-based compensation expense	$12,129

Restricted Stock Units

The Company grants serviced-based restricted stock units to employees and non-employee directors. Compensation expense for these service-based restricted stock units is based on the closing market price of the Company's Class A Common Stock on the business day prior to grant, and is recognized ratably over the service period. There were 3.3 million of restricted stock units granted during the year ended December 31, 2022, with a weighted average fair value of $10.76. Unrecognized compensation expense related to restricted stock units as of December 31, 2022 was $24.9 million, which the Company expects to recognize over a weighted average period of 3.47 years.

The following table provides a summary of the restricted stock unit activity during the year ended December 31, 2022:

	Restricted Stock Units	Weighted Average Fair Value
Unvested balance as of December 31, 2021	—	$—
Granted	3,340,547	10.76
Vested	(37,071)	10.79
Forfeited	(108,438)	10.79
Unvested balance as of December 31, 2022	3,195,038	$10.76

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

The following table summarizes the assumptions and related information used to determine the grant-date fair value of performance restricted stock units awarded for the periods presented:

Performance Restricted Stock Units
Weighted average grant-date fair value per share	$5.19
Expected stock volatility	35%
Expected term (in years)	7.0
Risk-free interest rate	2.5%
Dividend yield	—%

The following table provides information about performance restricted stock units outstanding during the year ended December 31, 2022:

	Performance Restricted Stock Units	Weighted Average Fair Value
Outstanding as of December 31, 2021	—	$—
Granted	3,707,136	5.19
Outstanding as of December 31, 2022	3,707,136	$5.19

Employee Stock Purchase Plan

In December 2021, the Company adopted the 2021 Employee Stock Purchase Plan (the "ESPP Plan"). The Compensation Committee of the Board administers the ESPP Plan, including determination of the time and frequency of offering periods, as well as the terms and conditions of the offerings. The ESPP Plan allows substantially all employees to participate.

The offering periods last six months, beginning on April 3 and October 3 each year, and the initial offering period began on October 3, 2022. Eligible employees may contribute up to 50% of their base wages and the purchase price will be 90% of the lesser of the fair market value of the Company's Class A Common Stock on (1) the offering date, and (2) the applicable purchase date. As of December 31, 2022, the total number of Class A Common Stock authorized and reserved for issuance under the ESPP Plan was 11,495,220 shares and no shares had been purchased.

22 — Taxation

United States — The Hagerty Group is taxed as a pass-through ownership structure under provisions of the IRC and a similar section of state income tax law except for Hagerty Re, Broad Arrow and various foreign subsidiaries. Any taxable income or loss generated by The Hagerty Group is passed through to and included in the taxable income or loss of the Hagerty Group Unit Holders, including the Company. The Company is taxed as a corporation under the IRC and pays corporate, federal, state and local taxes with respect to income allocated from The Hagerty Group. The Company has a TRA with the Legacy Unit Holders that requires the Company to pay 85% of the tax savings that are realized as a result of increases in the tax basis in The Hagerty Group’s assets as a result of an exchange of Hagerty Group Units and Class V Common Stock for Class A Common Stock or cash.

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

Hagerty Re made an irrevocable election under Section 953(d) of the U.S. IRC, as amended, to be taxed as a U.S. domestic corporation. As a result of this "domestic election", Hagerty Re is subject to U.S. taxation on its world-wide income as if it were a U.S. corporation. In accordance with an agreement between Hagerty Re and the Internal Revenue Service ("IRS"), Hagerty Re established an irrevocable letter of credit with the IRS in 2021.

Income (loss) before income tax expense includes the following components:

	Year Ended December 31,
	2022	2021

	in thousands
United States	$24,778	$(44,434)
Foreign	(13,682)	(10,169)
Total	$11,096	$(54,603)

Total income tax expense (benefit) attributable to income (loss) for the years ended December 31, 2022 and 2021 consists of the following components:

	Year Ended December 31,
	2022	2021

	in thousands
Current:
Federal	$4,041	$3,753
State	3	—
Foreign	—	(40)
	$4,044	$3,713
Deferred:
Federal	$2,999	$3,038
State	(26)	—
Foreign	—	—
	2,973	3,038
Total	$7,017	$6,751

Income tax expense (benefit) reflected in the financial statements differs from the tax computed by applying the statutory U.S. federal rate of 21% to "Net income (loss)" before taxes as follows:

	Year Ended December 31,
	2022		2021

	in thousands (except percentages)
Income tax (benefit) expense at statutory rate	$2,330	21%	$(11,467)	21%
State taxes	(479)	(4)%	(163)	0%
Loss not subject to entity-level taxes	8,727	79%	6,485	(12)%
Foreign rate differential	(375)	(3)%	(276)	1%
Change in valuation allowance	5,647	51%	2,759	(5)%
Change in fair value of warrant liability	(8,799)	(79)%	8,933	(16)%
Permanent items	852	8%	477	(1)%
Other, net	(886)	(8)%	3	0%
Income tax expense (benefit)	$7,017	65%	$6,751	(12)%

Deferred tax assets and liabilities reflect temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount recognized for tax purposes, as adjusted for foreign currency translation. At December 31, 2022 and 2021, the tax effects of temporary differences that give rise to significant portions of the deferred tax provision are as follows:

	December 31,
	2022	2021

	in thousands
Deferred tax assets
Discount on provision for losses and loss adjustment expenses	$802	$557
Unearned premiums	9,886	7,345
Accrued professional fees	—	5
Unrealized foreign currency gain	229	70
Excess tax basis	159,337	168,014
Net operating loss ("NOL") and other carryforwards	17,197	6,492
Other	457	315
Gross deferred tax asset	187,908	182,798
Less: valuation allowance	(176,116)	(174,821)
Total net deferred tax assets	$11,792	$7,977
Deferred tax liabilities
Deferred acquisition costs	$(22,542)	$(17,122)
Excise tax accrual	(1,068)	(1,279)
Unrealized foreign currency gain	(229)	(70)
Unrealized investment gain	(37)	(16)
Intangible assets	(759)	—
Other	(7)	—
Total deferred tax liabilities	$(24,642)	$(18,487)
Net deferred tax liability	$(12,850)	$(10,510)

Deferred tax assets are reduced by a valuation allowance when management believes it is more likely than not that some, or all, of the deferred tax assets will not be realized. After considering all positive and negative evidence of taxable income in the carryback and carryforward periods as permitted by law, the Company believes it is more likely than not that certain deferred tax assets will not be utilized. As a result, the Company had provided a valuation allowance of $176.1 million and $174.8 million as of December 31, 2022 and 2021, respectively.

Significant inputs and assumptions were used to estimate the future expected payments under the TRA, including the timing of the realization of the tax benefits and a tax savings rate of approximately 25.6%. The estimated value of the TRA recorded by the Company at the Closing was $3.5 million which was limited by the ability to currently utilize tax benefits and was recorded in "Other long-term liabilities" with an offsetting entry to "Additional paid-in capital" within the Consolidated Balance Sheets. The estimated value of the TRA recorded by the Company at December 31, 2022 was $3.2 million, a decrease of $0.3 million in value from the Closing, which was recorded in "Interest and other income (expense)" within the Consolidated Statements of Operations. The Company recorded a deferred tax asset for the difference between outside tax basis and book basis of the Company’s investment in assets of The Hagerty Group of $167.4 million at the Closing with an offsetting valuation allowance as it was more likely than not that the deferred tax asset will not be realized. These amounts were recorded to "Additional paid-in capital". At December 31, 2022, the deferred tax asset and offsetting valuation allowance is $159.3 million, adjusted from the Closing for net losses and nondeductible expenses.

The Company has income tax NOL carryforwards related to U.S. and foreign operations of approximately $93.5 million and $47.0 million as of December 31, 2022 and 2021, respectively. The Company has recorded a deferred tax asset of $17.2 million reflecting the benefit of these loss carryforwards as of December 31, 2022. Of the deferred tax assets, $10.4 million does not expire, and the remaining $6.8 million expires as follows:

in thousands
2036	$396
2037	710
2038	848
2039	—
2040	1,153
2041	1,427
2042	$2,238

The Company is subject to taxation and files income tax returns in the U.S. federal jurisdiction, as well as many state and foreign jurisdictions. As of December 31, 2022, tax years 2019, 2020 and 2021 are subject to examination by the tax authorities. With few exceptions, as of December 31, 2022, the Company is no longer subject to U.S. federal, state, local or foreign examinations for years before 2019.

The Canadian statute of limitation for tax year 2018 was open as of December 31, 2022 and remains open because the Company is currently under examination by the Canadian Revenue Agency for that year.

The calculation of our tax liabilities involves uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across our global operations. ASC 740 states that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits.

The Comapny records uncertain tax benefits ("UTB") as liabilities in accordance with ASC 740 and adjusts these liabilities when management's conclusion changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the UTB liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available.

As of December 31, 2022 and 2021, the Company did not have any unrecognized tax benefits and had no material accrued interest or penalties related to uncertain tax positions. If recorded, interest and penalties would be recorded within "Income tax benefit (expense)" in the Consolidated Statements of Operations.

In August 2022, the Inflation Reduction Act ("IRA") was enacted into law. Among the provisions in the IRA was a 15% corporate minimum tax effective for years beginning after December 31, 2022, and a 1% tax on share repurchases after December 31, 2022. The Company does not expect the tax provisions of the IRA to have a material impact on its results.

23 — Related-Party Transactions

As of December 31, 2022, Markel had a 23.0% ownership in The Hagerty Group and State Farm had a 14.8% ownership in The Hagerty Group. As such, both Markel and State Farm are considered related parties.

State Farm

State Farm and Hagerty entered into a master alliance agreement in 2020 to establish an alliance insurance program where State Farm’s customers, through State Farm agents, will have access to Hagerty features and services which is expected to begin in the second half of 2023. Under this agreement, State Farm paid Hagerty an advanced commission of $20.0 million in 2020, to be recognized into Commission and fee revenue over the life of the contract beginning with the ability to issue policies. The parties have entered into a managing general underwriter agreement where the State Farm Classic+ policy will be offered, through State Farm Classic Insurance Company, a new wholly owned subsidiary of State Farm, subject to any applicable state regulatory review and approval. The State Farm Classic+ policy will be available to new and existing customers through State Farm agents, on a state-by-state basis. Hagerty Insurance Agency, LLC will be paid commission under the managing general underwriter agreement and ancillary agreements for servicing the State Farm Classic+ policies. Additionally, we have the opportunity to offer HDC membership to State Farm Classic+ customers which provides Hagerty an additional revenue opportunity.

Markel

Alliance Agreement

The Company's affiliated U.S. and U.K. MGA subsidiaries have personal and commercial lines of business written with Markel-affiliated carriers. The following tables provide information about Markel-affiliated due to insurer liabilities and commission revenue under the agreement with Markel subsidiaries:

	December 31,
	2022	2021

	in thousands (except percentages)
Due to insurer	$64,873	$54,850
Percent of total	95%	95%

	Year Ended December 31,
	2022	2021
Commission revenue	$285,254	$239,432
Percent of total	95%	90%

Reinsurance Agreement

Under a quota share agreement with Evanston, Hagerty Re reinsured 70% and 60% of the risks for the years ended December 31, 2022 and 2021, respectively, written through the Company’s U.S. MGAs. Additionally, under a quota share agreement with Markel International Insurance Company Limited, Hagerty Re reinsured 70% and 60% of the risks for the years ended December 31, 2022 and 2021, respectively, written through the Company’s U.K. MGA. All balances listed below are related to business with a Markel affiliate:

	December 31,
	2022	2021

Assets:	in thousands
Premiums receivable	$97,897	$72,697
Deferred acquisition costs, net	103,869	78,449
Total assets	$201,766	$151,146
Liabilities:
Losses payable	$53,800	$33,459
Provision for unpaid losses and loss adjustment expenses	106,436	70,680
Unearned premiums	227,192	167,541
Commissions payable	75,898	59,511
Total liabilities	$463,326	$331,191

	Year Ended December 31,
	2022	2021

Revenue:	in thousands
Earned premium	$386,696	$281,794
Expenses:
Ceding commission	$184,124	$134,946
Losses and loss adjustment expenses	182,340	116,396
Total expenses	$366,464	$251,342

Broad Arrow

In January 2022, the Company entered into a joint venture with Broad Arrow and acquired approximately 40% equity ownership interest in Broad Arrow. In August 2022, the Company acquired the remaining 60% equity interest of Broad Arrow in exchange for $73.3 million of Class A Common Stock and Hagerty Group Units exchangeable for Class A Common Stock. Prior to the Company's joint venture with Broad Arrow in January 2022, Broad Arrow was majority owned by Kenneth Ahn, the President of Marketplace, who received Hagerty Group Units as a part of this transaction. Refer to Note 9 — Acquisitions and Investments for additional information.

Speed Digital

In April 2022, Hagerty acquired Speed Digital for a purchase price of $15.0 million. Speed Digital was previously wholly owned indirectly by Robert Kauffman, a director on Hagerty's Board, who will receive 100% of the proceeds of the purchase price.

24 — Commitments and Contingencies

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

25 — Subsequent Events

Management has evaluated subsequent events through March 14, 2023, which is the date these Consolidated Financial Statements were issued and no subsequent events were identified that required adjustment to or disclosure in the Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2022 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms specified by the SEC.

Changes in Internal Controls Over Financial Reporting

In August 2022, we completed our acquisition of Broad Arrow. Broad Arrow was not previously subject to the rules and regulations promulgated under Sarbanes-Oxley, and accordingly was not required to establish and maintain an internal control infrastructure meeting the standards promulgated under Sarbanes-Oxley. Our assessment of and conclusion on the effectiveness of our internal control over financial reporting as of December 31, 2022 did not include certain elements of the internal controls of Broad Arrow. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition.

Excluding the acquisition of Broad Arrow, there were no changes to our internal control over financial reporting that occurred during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our Chief Executive Officer and our Chief Financial Officer, with assistance from other members of management, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the framework and criteria established in Internal Control—Integrated Framework (2013 Framework), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

As we are an "emerging growth company" under the JOBS Act of 2012, the Company's independent registered public accounting firm, Deloitte & Touche LLP, is not required to attest to the effectiveness of our internal control over financial reporting and no attestation report has been included in this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

On March 10, 2023, the Company and McKeel Hagerty, our Chief Executive Officer, entered into an amendment (the "Amendment") to Mr. Hagerty's employment agreement, dated January 1, 2018 (the "Original Agreement"). In 2023, the Company reduced the perquisites and allowances for executive officers. Mr. Hagerty's employment agreement was amended to stay consistent with this change and his perquisites and allowances were therefore reduced by $190,000 annually. In addition, pursuant to the Amendment, in 2023 only Mr. Hagerty voluntarily forewent approximately $1,000,000 of the $1,700,000 in equity compensation that was due to be awarded to him in 2023 under the terms of the Original Agreement. The foregoing descriptions do not purport to set forth the complete terms thereof and are qualified in their entirety by reference to the Amendment attached hereto as Exhibit 10.15, which is incorporated by reference herein.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENT INSPECTIONS

None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated by reference to our Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022 ("2023 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 will be included in our 2023 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNER AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 will be included in our 2023 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be included in our 2023 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 will be included in our 2023 Proxy Statement and is incorporated herein by reference.

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

3.1+
Third Amended and Restated Certificate of Incorporation of the Company, dated December 2, 2021 (incorporated by reference to Exhibit 3.1 of the Company’s Amendment No. 3 to Form S-1 on Form S-3 (File No. 333-261810), filed with the SEC on January 20, 2023).

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

10.13#	Amendment to Employment Agreement, dated January 1, 2023, by and between the Company and Paul E. Rehrig, filed herewith.
10.14#
Employment Agreement, dated as of January 1, 2018, by and between Hagerty Holding Corp. and McKeel O Hagerty (incorporated by reference to Exhibit 10.13 of the Company’s Form 8-K (File No. 001-40244), filed with the SEC on December 8, 2021).

10.15#	Amendment to Employment Agreement, dated March 10, 2023, by and between the Company and McKeel O Hagerty, filed herewith.
10.16#
Employment Agreement, dated August 19, 2022, by and between the Company and Patrick McClymont (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-40244), filed with the SEC on August 23, 2022).

10.17#	Amendment to Employment Agreement, dated January 1, 2023, by and between the Company and Patrick McClymont, filed herewith.
10.18#	Employment Agreement, dated December 1, 2021, by and between the Company and Kenneth Ahn, filed herewith.
10.19#	Amended and Restated Employment Agreement, dated January 1, 2023, by and between the Company and Kenneth Ahn, filed herewith.
10.20*
Employment Agreement, dated as of March 1, 2021, by and between The Hagerty Group, LLC and Kelly Smith (incorporated by reference to Exhibit 10.14 of the Company’s Form 8-K (File No. 001-40244), filed with the SEC on December 8, 2021).

10.21#
Release and Settlement Agreement, dated November 8, 2022, by and between Kelly Smith and The Hagerty Group, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-40244), filed with the SEC on November 10, 2022).

10.22#
Change of Control Severance Agreement, dated as of July 7, 2008, by and between The Hagerty Group, Inc. and Frederick J. Turcotte (incorporated by reference to Exhibit 10.15 of the Company’s Form 8-K (File No. 001-40244), filed with the SEC on December 8, 2021).

10.23*
Fourth Amendment to Amended and Restated Credit Agreement, dated as of September 30, 2022, among The Hagerty Group, LLC, the Lenders party hereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-40244), filed with the SEC on November 10, 2022).

10.24*
Fifth Amendment to Amended and Restated Credit Agreement, dated as of December 30, 2022, among The Hagerty Group, LLC, the Lenders party hereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, filed herewith.

10.25
Third Amended and Restated Master Alliance Agreement, dated as of June 20, 2019, as amended by the First Amendment, dated as of February 5, 2021, by and between The Hagerty Group, LLC and Markel Corporation (incorporated by reference to Exhibit 10.17 of the Company’s Form 8-K (File No. 001-40244), filed with the SEC on December 8, 2021).

10.26*
Common Stock Purchase Agreement, dated January 5, 2022, by and among Broad Arrow Group, Inc., The Hagerty Group, LLC, and additional purchasers (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K, filed with the SEC on January 10, 2022).

10.27
Contribution and Exchange Agreement, dated August 9, 2022, by and among Hagerty, Inc., The Hagerty Group, LLC, Broad Arrow Group, Inc., Broad Arrow Holdings LLC, each other Contributor party thereto, and the Contributor Representative party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-40244), filed with the SEC on August 9, 2022).

21.1	Subsidiaries of the Company, filed herewith.
23.1	Consent of Deloitte & Touche LLP, independent registered public accountant of the Company.
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL).

*	The schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

#	Indicates management contract or compensatory plan or arrangement.

+	The name and introductory paragraph of our Amended and Restated Charter have been changed to correct minor scrivener’s errors.

(c) Financial Statement Schedules. All schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

ITEM 16. FORM 10-K SUMMARY

None.

Signatures

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2023.

HAGERTY, INC.

By:	/s/ McKeel O Hagerty
McKeel O Hagerty
Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 14, 2023.

Name	Title	Date

/s/ McKeel O Hagerty
McKeel O Hagerty	Chief Executive Officer (Principal Executive Officer) and Director	March 14, 2023

/s/ Patrick McClymont
Patrick McClymont	Chief Financial Officer (Principal Financial Officer)	March 14, 2023

/s/ Kevin M. Delaney
Kevin M. Delaney	Chief Accounting Officer and Controller (Principal Accounting Officer)	March 14, 2023

/s/ Michael E. Angelina
Michael E. Angelina	Chairman of the Board	March 14, 2023

/s/ F. Michael Crowley
F. Michael Crowley	Director	March 14, 2023

/s/ Laurie L. Harris
Laurie L. Harris	Director	March 14, 2023

/s/ Robert I. Kauffman
Robert I. Kauffman	Director	March 14, 2023

/s/ Sabrina Kay
Sabrina Kay	Director	March 14, 2023

/s/ Mika Salmi
Mika Salmi	Director	March 14, 2023

/s/ William H. Swanson
William H. Swanson	Director	March 14, 2023

/s/ Randall Harbert
Randall Harbert	Director	March 14, 2023