Form 10-Q
period 2023-03-31
Hagerty, Inc.
filed 2023-05-09
CIK 1840776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The registrant had 84,380,625 shares of Class A Common Stock outstanding and 251,033,906 shares of Class V Common Stock outstanding as of April 21, 2023.

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

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2022. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports, are available free of charge on our website, investor.hagerty.com, under the heading "Financials & Filings" immediately after they are filed with, or furnished to, the SEC. We use our investor relations website, investor.hagerty.com, as a means of disclosing information which may be of interest or material to our investors and for complying with disclosure obligations under Regulation FD. Accordingly, investors should monitor our investor relations website, in addition to following our press releases, SEC filings, public conference calls, webcasts, and social media channels. Information contained on or accessible through, including any reports available on, our website or social media channels is not a part of, and is not incorporated by reference into, this Quarterly Report on Form 10-Q or any other report or document we file with the SEC. Any reference to our website in this Form 10-Q is intended to be an inactive textual reference only.

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

Hagerty Re Hagerty Reinsurance Limited, our wholly owned captive reinsurance subsidiary.

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

Written Premium The total amount of insurance premium written by our MGA affiliates on policies that were bound by our insurance carrier partners during the applicable period.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Hagerty, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended March 31,
	2023	2022

REVENUE:	in thousands (except per share amounts)
Commission and fee revenue	$74,612	$62,461
Earned premium	117,231	89,132
Membership, marketplace and other revenue	26,509	16,218
Total revenue	218,352	167,811
OPERATING EXPENSES:
Salaries and benefits	55,232	46,476
Ceding commission	55,425	42,378
Losses and loss adjustment expenses	48,412	36,919
Sales expense	35,113	28,437
General and administrative services	21,381	19,458
Depreciation and amortization	13,743	7,147
Restructuring, impairment and related charges, net	5,535	—
Total operating expenses	234,841	180,815
OPERATING INCOME (LOSS)	(16,489)	(13,004)
Change in fair value of warrant liabilities	(515)	31,686
Interest and other income (expense)	5,647	(684)
INCOME (LOSS) BEFORE INCOME TAX EXPENSE	(11,357)	17,998
Income tax benefit (expense)	(3,668)	(2,030)
Income (loss) from equity method investment, net of tax	—	(102)
NET INCOME (LOSS)	(15,025)	15,866
Net loss (income) attributable to non-controlling interest	12,926	11,641
NET INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	$(2,099)	$27,507

Earnings (loss) per share of Class A Common Stock:
Basic	$(0.03)	$0.33
Diluted	$(0.03)	$(0.01)

Weighted-average shares of Class A Common Stock outstanding:
Basic	83,227	82,433
Diluted	83,227	335,903

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
See Note 19 for information regarding Related-Party Transactions.

Hagerty, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three months ended March 31,
	2023	2022

	in thousands
Net income (loss)	$(15,025)	$15,866
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	237	274
Derivative instruments	(478)	1,545
Other comprehensive income (loss)	(241)	1,819
Comprehensive income (loss)	(15,266)	17,685
Comprehensive loss (income) attributable to non-controlling interest	13,108	11,641
Comprehensive income (loss) attributable to controlling interest	$(2,158)	$29,326

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
See Note 19 for information regarding Related-Party Transactions.

Hagerty, Inc.
Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2023	December 31, 2022

ASSETS	in thousands (except share amounts)
Current Assets:
Cash and cash equivalents	$63,367	$95,172
Restricted cash and cash equivalents	444,024	444,019
Accounts receivable	62,843	58,255
Premiums receivable	135,026	100,700
Commissions receivable	15,978	60,151
Notes receivable	33,716	25,493
Deferred acquisition costs, net	113,686	107,342
Other current assets	57,775	45,651
Total current assets	926,415	936,783
Notes receivable	12,707	11,934
Property and equipment, net	24,617	25,256
Lease right-of-use assets	80,462	82,398
Intangible assets, net	102,786	104,024
Goodwill	115,041	115,041
Other long-term assets	39,925	37,082
TOTAL ASSETS	$1,301,953	$1,312,518
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$75,186	$77,049
Losses payable and provision for unpaid losses and loss adjustment expenses	161,955	167,257
Commissions payable	62,991	77,075
Due to insurers	87,712	68,171
Advanced premiums	34,506	17,084
Unearned premiums	247,253	235,462
Contract liabilities	25,662	25,257
Total current liabilities	695,265	667,355
Long-term lease liabilities	78,845	80,772
Long-term debt	89,030	108,280
Warrant liabilities	46,076	45,561
Deferred tax liability	13,846	12,850
Contract liabilities	18,669	19,169
Other long-term liabilities	3,506	11,162
TOTAL LIABILITIES	945,237	945,149
Commitments and Contingencies (Note 20)	—	—
STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value (20,000,000 shares authorized, no shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively)	—	—
Class A common stock, $0.0001 par value (500,000,000 shares authorized, 83,338,436 and 83,202,969 issued and outstanding as of March 31, 2023 and December 31, 2022, respectively)	8	8
Class V common stock, $0.0001 par value (300,000,000 authorized, 251,033,906 shares issued and outstanding as of March 31, 2023 and December 31, 2022)	25	25
Additional paid-in capital	554,049	549,034
Accumulated earnings (deficit)	(491,701)	(489,602)
Accumulated other comprehensive income (loss)	(272)	(213)
Total stockholders' equity	62,109	59,252
Non-controlling interest	294,607	308,117
Total equity (Note 14)	356,716	367,369
TOTAL LIABILITIES AND EQUITY	$1,301,953	$1,312,518

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
See Note 19 for information regarding Related-Party Transactions.

Hagerty, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

	Class A Common Stock		Class V Common Stock		Additional Paid in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
in thousands	Shares	Amount	Shares	Amount
Balance at December 31, 2022	83,203	$8	251,034	$25	$549,034	$(489,602)	$(213)	$59,252	$308,117	$367,369
Net income (loss)	—	—	—	—	—	(2,099)	—	(2,099)	(12,926)	(15,025)
Other comprehensive income (loss)	—	—	—	—	—	—	(59)	(59)	(182)	(241)
Restricted stock issued	17	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	4,113	—	—	4,113	—	4,113
Conversion of Hagerty Group Units to Class A Common Stock	119	—	—	—	1,045	—	—	1,045	(1,045)	—
Non-controlling interest issued capital	—	—	—	—	—	—	—	—	500	500
Reallocation between controlling and non-controlling interest	—	—	—	—	(143)	—	—	(143)	143	—
Balance at March 31, 2023	83,339	$8	251,034	$25	$554,049	$(491,701)	$(272)	$62,109	$294,607	$356,716

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
See Note 19 for information regarding Related-Party Transactions.

Hagerty, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

	Class A Common Stock		Class V Common Stock		Additional Paid in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity	Redeemable Non-controlling Interest
in thousands	Shares	Amount	Shares	Amount
Balance at December 31, 2021	82,327	$8	251,034	$25	$160,189	$(482,276)	$(1,727)	$(323,781)	$1,305	$(322,476)	$593,277
Net income (loss)	—	—	—	—	—	(3,679)	—	(3,679)	(172)	(3,851)	(11,205)
Other comprehensive income (loss)	—	—	—	—	—	—	1,657	1,657	—	1,657	—
Exercise of warrants	125	—	—	—	1,906	—	—	1,906	—	1,906	—
Redemption value adjustment for redeemable non-controlling interest	—	—	—	—	(162,095)	(1,398,325)	—	(1,560,420)	—	(1,560,420)	1,560,418
Removal of the redeemable feature of the non-controlling interest	—	—	—	—	528,615	1,398,325	—	1,926,940	215,550	2,142,490	(2,142,490)
Net income (loss) subsequent to exchange agreement amendment	—	—	—	—	—	31,187	—	31,187	(264)	30,923	—
Other comprehensive income (loss) subsequent to exchange agreement amendment	—	—	—	—	—	—	162	162	—	162	—
Balance at March 31, 2022	82,452	$8	251,034	$25	$528,615	$(454,768)	$92	$73,972	$216,419	$290,391	$—

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
See Note 19 for information regarding Related-Party Transactions.

Hagerty, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended March 31,
	2023	2022

OPERATING ACTIVITIES:	in thousands
Net income (loss)	$(15,025)	$15,866
Adjustments to reconcile net income (loss) to net cash from operating activities:
Change in fair value of warrant liabilities	515	(31,686)
Depreciation and amortization expense	13,743	7,147
Provision for deferred taxes	937	462
Loss on disposals of equipment, software and other assets	472	198
Stock-based compensation expense	4,113	—
Other	593	152
Changes in operating assets and liabilities:
Accounts, premiums and commission receivable	3,777	19,950
Deferred acquisition costs	(6,344)	(3,459)
Losses payable and provision for unpaid losses and loss adjustment expenses	(5,302)	2,520
Commissions payable	(14,084)	(14,765)
Due to insurers	19,510	16,362
Advanced premiums	17,422	15,559
Unearned premiums	11,791	6,272
Other assets and liabilities, net	(20,390)	(25,564)
Net Cash Provided by Operating Activities	11,728	9,014
INVESTING ACTIVITIES:
Purchases of property, equipment and software	(8,133)	(10,532)
Acquisitions, net of cash acquired	(6,076)	(6,028)
Purchase of previously held equity method investment	—	(15,250)
Issuance of notes receivable	(7,833)	—
Collection of notes receivable	415	—
Purchase of fixed income securities	(4,348)	—
Maturities of fixed income securities	1,150	—
Other investing activities	22	13
Net Cash Used in Investing Activities	(24,803)	(31,797)
FINANCING ACTIVITIES:
Payments on long-term debt	(47,250)	(41,500)
Proceeds from long-term debt	27,871	22,500
Contribution from non-controlling interest	500	—
Net Cash Used in Financing Activities	(18,879)	(19,000)
Effect of exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	154	6

Change in cash and cash equivalents and restricted cash and cash equivalents	(31,800)	(41,777)
Beginning cash and cash equivalents and restricted cash and cash equivalents	539,191	603,972
Ending cash and cash equivalents and restricted cash and cash equivalents	$507,391	$562,195

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
See Note 19 for Related-Party Transactions disclosure.

Hagerty, Inc.
Notes To Condensed Consolidated Financial Statements (Unaudited)

1 — Basis of Presentation and Accounting Policies

In these notes to the Condensed Consolidated Financial Statements, the terms "we," "our," "us," "Hagerty," and the "Company" refer to Hagerty, Inc., and its consolidated subsidiaries, including The Hagerty Group, LLC ("The Hagerty Group"), unless the context requires otherwise.

Description of Business — Hagerty is a global market leader in providing insurance for classic cars and enthusiast vehicles. In addition, Hagerty provides an automotive enthusiast platform that engages, entertains and connects with its insurance policyholders and Hagerty Drivers Club ("HDC") paid subscribers, referred to herein as "Members," and other car enthusiasts. The Company’s headquarters are located in Traverse City, Michigan.

The Company operates several entities which collectively support Hagerty's revenue streams. As a Managing General Agency ("MGA"), Hagerty earns commission and fee revenue for the underwriting, sale and servicing of classic car and enthusiast vehicle and marine insurance policies written through personal and commercial lines agency agreements with multiple insurance carriers in the United States ("U.S."), Canada and the United Kingdom ("U.K.").

Reinsurance premiums are earned through Hagerty Reinsurance Limited ("Hagerty Re"), which is registered as a Class 3A reinsurer under the Bermuda Insurance Act 1978. Hagerty Re reinsures the classic car and enthusiast vehicle and marine risks written through Hagerty's MGA entities in the U.S., Canada and the U.K.

•The policies sold by Hagerty's U.S. MGAs are underwritten by Essentia Insurance Company ("Essentia") and reinsured with Essentia's affiliate, Evanston Insurance Company ("Evanston"). In turn, Hagerty Re assumes a portion of the risk and earns premiums through a quota share agreement with Evanston. Essentia and Evanston are wholly owned subsidiaries of Markel Corporation ("Markel"), which is a related party. Refer to Note 19 — Related-Party Transactions for additional information.
•The policies sold by Hagerty's Canadian MGA are underwritten by Aviva Canada Inc. ("Aviva"), through Aviva's Canadian subsidiary, Elite Insurance Company ("Elite"). In turn, Hagerty Re assumes a portion of the risk and earns premiums through a quota share agreement with Elite.
•The policies sold by Hagerty's U.K. MGA are underwritten by Markel International Insurance Company Limited ("Markel International"). In turn, Hagerty Re assumes a portion of the risk and earns premiums through a quota share agreement with Markel International, a wholly owned subsidiary of Markel, which is a related party. Refer to Note 19 — Related-Party Transactions for additional information. As U.K. law requires unlimited liability coverage, Hagerty Re purchases reinsurance to limit its liability to £1,000,000 per claim.

The Company earns subscription revenue through HDC membership offerings. HDC memberships are sold as a bundled product which give Members access to a number of products and services, including Hagerty Drivers Club Magazine, automotive enthusiast events, Hagerty's proprietary vehicle valuation tool, emergency roadside services and special vehicle-related discounts.

The Company earns fee-based revenue from its Marketplace offerings, which include the buying and selling of collector cars through classified listings, live auctions, time-based online auctions, and brokered private sales. In addition, Marketplace earns finance revenue from term loans made to high-net-worth individuals and businesses secured by collector cars.

In January 2022, the Company entered into a joint venture with Broad Arrow Group, Inc. and its consolidated subsidiaries ("Broad Arrow"), pursuant to which Hagerty invested $15.3 million in cash in exchange for equity ownership of approximately 40% of Broad Arrow. Then, in August 2022, the Company acquired the remaining 60% equity interest in Broad Arrow in exchange for approximately $73.3 million of equity consideration consisting of Class A Common Stock and limited liability units in The Hagerty Group ("Hagerty Group Units"). As a result of this acquisition, the Company and Broad Arrow expect to further leverage their respective product offerings and continue to build Marketplace. Refer to Note 6 — Acquisitions and Investments for additional information.

The Company also owns and operates collector vehicle events, including The Amelia and Greenwich Concours d'Elegance, through which revenue is earned from ticket sales and sponsorships. Lastly, the Company operates Hagerty Garage + Social, a network of world-class vehicle storage and exclusive social club facilities for classic, collector and exotic car owners.

Basis of Presentation — The Company's Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the regulations of the Securities and Exchange Commission and include the accounts of Hagerty, Inc., which is comprised of The Hagerty Group with its consolidated subsidiaries. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from this report, as permitted by such rules and regulations.

The Company's Condensed Consolidated Financial Statements reflect all normal recurring adjustments and accruals that are, in the opinion of management, necessary for a fair statement of its financial position and results of operations for the interim periods presented.

These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

Principles of Consolidation — The Company's Condensed Consolidated Financial Statements contain the accounts of Hagerty, Inc. and its majority-owned or controlled subsidiaries. The Company is the sole managing member of The Hagerty Group and, as a result, consolidates the financial results of The Hagerty Group. The Company had economic ownership of 24.6% and 24.5% of The Hagerty Group as of March 31, 2023 and December 31, 2022, respectively. In addition, Member Hubs Holding, LLC ("MHH"), which operates as Hagerty Garage + Social, is an 80% owned subsidiary of The Hagerty Group. The Company consolidates these entities under the voting interest method guidance in accordance with Accounting Standards Codification ("ASC") Topic 810, Consolidations ("ASC 810"). Non-controlling interest is presented separately on the Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Income (Loss), Condensed Consolidated Balance Sheets, and Condensed Consolidated Statements of Changes in Stockholders' Equity.

From January 2022 to August 2022, the Company owned approximately 40% of the outstanding equity interest of Broad Arrow and accounted for it as an equity method investment. Subsequent to the acquisition of the remaining 60% equity interest in Broad Arrow in August 2022, Broad Arrow became a wholly-owned subsidiary of the Company and, as a result, the financial statements of Broad Arrow are now consolidated as a part of Hagerty. Refer to Note 6 — Acquisitions and Investments for additional information.

All intercompany accounts and transactions have been eliminated in consolidation.

Business Combination — On December 2, 2021, (the "Closing"), The Hagerty Group completed a business combination with Aldel Financial, Inc. ("Aldel"), and Aldel Merger Sub LLC ("Merger Sub"), a Delaware limited liability company and wholly owned subsidiary of Aldel (the "Business Combination"). In connection with the Closing, Aldel changed its name from Aldel Financial Inc. to Hagerty, Inc.

Immediately after giving effect to the Business Combination, there were 82,327,466 shares of Hagerty, Inc. Class A Common Stock outstanding, 251,033,906 shares of Hagerty, Inc. Class V Common Stock outstanding, and 20,005,550 warrants outstanding which can be converted on a one-for-one basis into Hagerty, Inc. Class A Common Stock. Refer to Note 16 — Warrant Liabilities for additional information related to the warrants.

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

The Company intends to avail itself of this extended transition period and, therefore, the Company may not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies or have opted out of using such extended transition period.

Use of Estimates — The preparation of the Company's Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements, as well as the reported amounts of revenue and expenses during the reporting period. Although the estimates are considered reasonable, actual results could materially differ from those estimates.

Significant estimates made by management include, but are not limited to: (1) the provision for unpaid losses and loss adjustment expenses, including incurred but not reported ("IBNR") claims; (2) the fair value of the Company's warrant liabilities; (3) the amount of the liability associated with the Tax Receivable Agreement ("TRA") ; (4) the valuation and accounting for the assets acquired and liabilities assumed in business combinations; (5) the fair values of the reporting units used in assessing the recoverability of goodwill; and (6) the valuation and useful lives of intangible assets. Although some variability is inherent in these estimates, the Company believes that the current estimates are reasonable in all material respects. These estimates are reviewed regularly and adjusted as necessary. Adjustments related to changes in estimates are reflected in the Company’s results of operations in the period for which those estimates changed. Refer to Note 18 — Taxation for additional information related to the TRA.

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

Foreign Currency Translation — The Company translates its foreign currency denominated assets and liabilities into U.S. dollars at current rates of exchange as of the balance sheet date, and foreign currency denominated income and expense items at the average exchange rate for the reporting period. Translation adjustments resulting from exchange rate fluctuations are recorded in "Foreign currency translation adjustments", a component of Accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are recognized within "Interest and other income (expense)" in the Condensed Consolidated Statements of Operations.

Supplemental Cash Flow Information — The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents as of March 31, 2023 and 2022:

	March 31, 2023	March 31, 2022

	in thousands
Cash and cash equivalents	$63,367	$237,590
Restricted cash and cash equivalents	444,024	324,605
Total cash and cash equivalents and restricted cash and cash equivalents	$507,391	$562,195

Supplemental cash flow information is shown in the table below:

	Three months ended March 31,
	2023	2022

NON-CASH INVESTING ACTIVITIES:	in thousands
Purchase of property and equipment and software	$1,061	$4,580

CASH PAID FOR:
Interest	$2,279	$766
Income taxes	$—	$3,100

Recently Adopted Accounting Standards

Leases — In February 2016, the Financial Accounting Standards Board (the "FASB") issued ASC 842, which supersedes the lease requirements in ASC Topic 840, Leases ("ASC 840"). ASC 842 requires the recognition of an asset and liability for the rights and obligations created by a leased asset, whether classified as an operating lease or a finance lease. The Company adopted ASC 842 effective January 1, 2022 using the modified retrospective approach and elected not to recast comparative prior year periods. Upon adoption, the Company measured and recorded its operating lease liabilities at the present value of the remaining rental payments. Corresponding right-of-use ("ROU") assets were recorded based on the amount of the lease liabilities, adjusted by any unamortized lease incentives, deferred rent accruals and initial direct costs. The adoption of ASC 842 resulted in the recognition of initial ROU assets and lease liabilities of $72.8 million as of January 1, 2022.

ASC 842 also requires sellers in a sale-leaseback transaction to recognize the entire gain from the sale of an underlying asset at the time of sale rather than over the leaseback term. The carrying value of the deferred gain on the single sale-leaseback transaction executed by the Company prior to January 1, 2022 was approximately $4.3 million and was recorded as an increase to "Accumulated Earnings (Deficit)" and "Non-controlling Interest" within the Condensed Consolidated Statements of Changes in Stockholders' Equity at adoption.

The adoption of ASC 842 did not have a material impact on the Condensed Consolidated Statements of Operations or Condensed Consolidated Statements of Cash Flows.

The Company also elected the package of practical expedients provided by ASC 842, which allowed it to: (1) not reassess whether expired or existing contracts contained leases, (ii) not reassess previous lease classification, and (iii) not revalue initial direct costs for existing leases. The Company also elected the lessee practical expedient to combine lease and non-lease components in the accounting for leases of all asset classes. In addition, the Company did not elect the hindsight practical expedient. The expense of operating leases under ASC 842 is generally recognized on a straight-line basis which is calculated as the total lease cost divided by the lease term and is recognized in the Condensed Consolidated Statements of Operations.

Credit Losses — In June 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments - Credit Losses (ASC Topic 326): Measurement of Credit Losses on Financial Instruments, which amends previously issued guidance regarding the impairment of financial instruments by creating an impairment model that is based on expected losses rather than incurred losses. The standard requires financial assets measured on the amortized cost basis to be presented at the net amount expected to be collected. The following financial assets held by the Company are within the scope of ASU No. 2016-13: (i) Accounts receivable, (ii) Premiums receivable, (iii) Commissions receivable, (iv) Notes receivable and (v) certain fixed income securities. The amount of any required allowance for expected credit losses is determined utilizing historical loss rates, which are then adjusted, if necessary, for specific financial assets that are judged to have a higher-than-normal risk profile. Additional credit loss allowances may also be recorded after taking into account macro-economic and industry risk factors. For Notes receivable, to the extent necessary, the amount of any required allowance for credit losses takes into account the estimated realizable value of the collateral securing the loan. The Company adopted ASU No. 2016-13 on January 1, 2023 without a material effect on the Company's Condensed Consolidated Financial Statements and with no required cumulative-effect adjustment to "Accumulated earnings (deficit)" within the Condensed Consolidated Statements of Changes in Stockholders' Equity.

2 — Revenue

Disaggregation of Revenue — The following table presents Hagerty's revenue by distribution channel offering, as well as a reconciliation to total revenue for the three months ended March 31, 2023 and 2022:

	Agent	Direct	Total

	in thousands
	Three months ended March 31, 2023
Commission and fee revenue	$31,687	$26,139	$57,826
Contingent commission	9,439	7,347	16,786
Membership revenue	—	12,547	12,547
Marketplace and other revenue	—	13,962	13,962
Total revenue from customer contracts	$41,126	$59,995	$101,121
Earned premium recognized under ASC 944			117,231
Total revenue			$218,352

	Three months ended March 31, 2022
Commission and fee revenue	$26,199	$22,673	$48,872
Contingent commission	7,375	6,214	13,589
Membership revenue	—	10,318	10,318
Marketplace and other revenue	—	5,900	5,900
Total revenue from customer contracts	$33,574	$45,105	$78,679
Earned premium recognized under ASC 944			89,132
Total revenue			$167,811

The following table presents Hagerty's revenue disaggregated by geographic area, as well as a reconciliation to total revenue for the three months ended March 31, 2023 and 2022:

	U.S.	Canada	Europe	Total

	in thousands
	Three months ended March 31, 2023
Commission and fee revenue	$54,597	$2,370	$859	$57,826
Contingent commission	16,752	—	34	16,786
Membership revenue	11,669	878	—	12,547
Marketplace and other revenue	13,526	164	272	13,962
Total revenue from customer contracts	$96,544	$3,412	$1,165	$101,121
Earned premium recognized under ASC 944				117,231
Total revenue				$218,352

	Three months ended March 31, 2022
Commission and fee revenue	$45,670	$2,318	$884	$48,872
Contingent commission	13,468	—	121	13,589
Membership revenue	9,491	827	—	10,318
Marketplace and other revenue	5,312	318	270	5,900
Total revenue from customer contracts	$73,941	$3,463	$1,275	$78,679
Earned premium recognized under ASC 944				89,132
Total revenue				$167,811

Earned Premium — The following table presents Hagerty Re's total premiums assumed and earned for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
	2023	2022
	in thousands
Premiums:
Assumed	$132,187	$97,628
Ceded	(13,728)	(9,690)
Net	$118,459	$87,938

Premiums earned:
Assumed	$120,397	$91,356
Ceded	(3,166)	(2,224)
Net	$117,231	$89,132

Contract Assets and Liabilities — The following table is a summary of the Company's contract assets and liabilities as of March 31, 2023 and December 31, 2022. Contract assets are classified as "Commissions receivable" and liabilities are classified as "Contract liabilities" within current and non-current liabilities on the Condensed Consolidated Balance Sheets.

	March 31, 2023	December 31, 2022

	in thousands
Contract assets	$15,978	$60,151
Contract liabilities	$44,331	$44,426

Contract assets consist of contingent underwriting commission ("CUC") receivables, which are earned throughout the year and settled annually in the first quarter of the following year. As such, the Commissions receivable balance is generally smallest in the first quarter, and grows throughout the year as additional CUC receivables are accrued.

Contract liabilities consist of cash collected in advance of revenue recognition, which primarily includes HDC membership and the State Farm advanced commission. Refer to Note 19 — Related-Party Transactions for additional information.

3 — Other Assets

The composition of other assets, current and long-term, consist of:

	March 31, 2023	December 31, 2022

	in thousands
Prepaid sales, general and administrative expenses	$26,341	$24,234
Prepaid software as a service ("SaaS") implementation costs	18,871	18,501
Fixed income investments	16,178	12,986
Contract costs	6,988	6,576
Inventory (1)	5,004	2,074
Digital media content (2)	2,350	5,580
Deferred reinsurance premiums ceded	10,653	91
Other (3)	11,315	12,691
Other assets	$97,700	$82,733

(1) As of March 31, 2023, inventory primarily includes vehicles owned by Broad Arrow that have been purchased for resale purposes.
(2) The reduction in digital media content when compared to December 31, 2022 was primarily attributable to a $3.6 million impairment recorded in the first quarter of 2023 as a result of lower than anticipated advertising and sponsorship revenue associated with these assets.
(3) As of March 31, 2023, other assets primarily includes $4.0 million of other investments, the $2.8 million fair value of an interest rate swap, $2.7 million of collector vehicle investments, and $1.3 million of deferred financing costs related to the Company's credit facility. As of December 31, 2022, other assets primarily included $4.0 million of other investments, the $3.3 million fair value of an interest rate swap, $2.5 million of collector vehicle investments, $1.4 million of deferred financing costs related to the Company's credit facility, and $1.4 million related to an outstanding reinsurance recoverable.

4 — Notes Receivable

Broad Arrow Capital ("BAC"), a subsidiary of Broad Arrow, makes term loans to high-net-worth individuals and businesses secured by collector cars. Term loans made by BAC can carry a fixed or variable rate of interest and typically have an initial maturity of up to two years, often with an option for both parties to renew for one year increments. The carrying value of the loan portfolio approximates its fair value due to the relatively short-term maturities and the market rates of interest associated with most loans.

BAC aims to mitigate the risk associated with a potential devaluation in collateral by targeting a maximum loan-to-value ("LTV") ratio of 65% (i.e., the principal loan amount divided by the estimated value of the collateral). The LTV ratio is reassessed if the loan is renewed and on a quarterly basis, or more frequently, if there is a material change in the circumstances related to the loan, the value of the collateral, the disposal plans for the collateral, or if an event of default occurs. If, as a result of this reassessment, the LTV ratio increases above the target level, the borrower is contractually required to make principal payments and/or post sufficient additional collateral to reduce the LTV ratio to cure the overage. If an event of default occurs with respect to a loan, BAC is entitled to sell the collateral to recover the outstanding principal and accrued interest balance.

Management believes that the LTV ratio is the critical credit quality indicator for the loans made by BAC. In estimating the realizable value of the collector cars pledged as collateral for BAC's loans, management utilizes its expertise in the collector car market and considers an array of factors impacting the current and expected future value of each car including the year, make, model, mileage, history, and in the case of classic cars, the provenance, quality of restoration (if applicable), and originality of the body, chassis, and mechanical components, and comparable market transaction values.

The repayment of secured loans can be adversely impacted by a decline in the collector car market in general or in the value of the collateral, which is concentrated within certain collecting categories. In addition, in situations when BAC’s claim on the collateral is subject to a legal process, the ability to realize proceeds from the collateral may be limited or delayed.

As of March 31, 2023, the Company's net notes receivable balance was $46.4 million, of which $33.7 million was classified within current assets and $12.7 million was classified within long-term assets on the Condensed Consolidated Balance Sheets. As of December 31, 2022, the Company's net notes receivable balance was $37.4 million, of which $25.5 million was classified within current assets and $11.9 million was classified within long-term assets on the Condensed Consolidated Balance Sheets. The classification of a loan as current or non-current takes into account the contractual maturity date of the loan, as well as the likelihood of renewing the loan on or before its contractual maturity date.

The table below provides the aggregate LTV ratio for the Company's loan portfolio as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022

	in thousands
Secured loans	$46,423	$37,427
Estimate of collateral value	$96,514	$75,802
Aggregate LTV ratio	48.1%	49.4%

Management considers a loan to be past due when interest payments are not paid within 10 days of the monthly due date, or if principal payments are not paid by the contractual maturity date. As of March 31, 2023 and December 31, 2022, the amount of past due interest payments was immaterial and there were no past due principal payments.

A non-accrual loan is a loan for which future interest income is not recorded due to management’s determination that it is probable that future interest on the loan will not collectible. BAC did not have any non-accrual loans as of March 31, 2023 or December 31, 2022.

As of March 31, 2023 and December 31, 2022, the allowance for expected credit losses was not material based on management’s quarterly risk assessment, which takes into consideration a number of factors including the level of historical losses for similar loans, the quality of the collateral, the low LTV ratio of the loans, management's overall assessment of the current circumstances and risks related to each loan, and, to a lesser extent, the creditworthiness of each borrower.

As of December 31, 2022, management performed an analysis on the loan portfolio for indicators of impairment and determined that there were no impaired loans outstanding.

5 — Leases

The following table summarizes the components of the Company's operating lease expense:

	Three months ended March 31,
	2023	2022

	in thousands
Operating lease expense (1)	$3,147	$2,050
Short-term lease expense (1)	69	11
Variable lease expense (1) (3)	807	576
Sublease revenue (2)	(63)	(12)
Lease cost, net	$3,960	$2,625

(1) Classified within "General and administrative services" on the Condensed Consolidated Statements of Operations.
(2) Classified within "Membership, marketplace and other revenue" on the Condensed Consolidated Statements of Operations.
(3) Amounts include payments for maintenance, taxes, insurance and payments affected by the CPI.

The following tables summarize supplemental balance sheet information related to operating leases:

	March 31, 2023	December 31, 2022

	in thousands
Operating lease ROU assets	$80,462	$82,398

Current lease liabilities (1)	7,799	7,556
Long-term lease liabilities	78,845	80,772
Total operating lease liabilities	$86,644	$88,328

	March 31, 2023	December 31, 2022

	in thousands
ROU assets obtained in exchange for new operating lease liabilities (2)	$114	$82,398
Gains on sales and leaseback transactions, net	$—	$4,314
Weighted-average lease term	10.03	10.23
Weighted-average discount rate	5.5%	5.5%

(1) Current lease liabilities are recorded within "Accounts payable, accrued expenses and other current liabilities" within the Condensed Consolidated Balance Sheets.
(2) The balance as of December 31, 2022 includes the transition adjustment of $72.8 million for operating lease ROU assets recorded as of January 1, 2022, upon the adoption of ASC 842.

The following table summarizes information about the amount and timing of the Company's future operating lease commitments as of March 31, 2023:

in thousands
2023	$9,209
2024	12,235
2025	11,812
2026	11,179
2027	10,987
Thereafter	58,530
Total lease payments	113,952
Less: imputed interest	(27,308)
Total lease liabilities	$86,644

6 — Acquisitions and Investments

Broad Arrow Acquisition

In January 2022, Hagerty entered into a joint venture with Broad Arrow, pursuant to which Hagerty invested $15.3 million in cash in exchange for equity ownership of approximately 40% of Broad Arrow. The Company followed equity method accounting for its investment in Broad Arrow with the carrying amount recorded within "Equity method investments" on the Condensed Consolidated Balance Sheets as of March 31, 2022 and the Company's share of income (loss) recorded within "Income (loss) from equity method investment, net of tax" on the Condensed Consolidated Statements of Operations.

In August 2022, the Company acquired the remaining 60% equity interest in Broad Arrow from the former Broad Arrow shareholders (the "Contributors"), in exchange for equity consideration ("Broad Arrow Acquisition"). The equity consideration consisted of shares of the Company's Class A Common Stock and Hagerty Group Units. The number of the Company's Class A Common Stock shares and Hagerty Group Units issued to the Contributors was calculated using a 20-day Volume Weighted Average Stock Price of Hagerty, Inc. prior to the closing date on August 16, 2022, pursuant to the Contribution and Exchange Agreement. The fair value of the purchase consideration of $73.3 million was calculated based on the Hagerty, Inc. stock price of $13.47 as of the closing date of August 16, 2022 in accordance with ASC 820. As a result of the Broad Arrow Acquisition, the Company and Broad Arrow expect to further leverage their respective product offerings and continue to build Marketplace.

Fair Value of Consideration Transferred

The Broad Arrow Acquisition was accounted for as a business combination achieved in stages (i.e., a step acquisition). The following table summarizes the fair value of Broad Arrow as of the date of the acquisition (in thousands):

Total equity consideration	$73,253
Fair value of previously held equity interest in Broad Arrow (1)	48,309
Total consideration and value to be allocated to net assets	$121,562

(1) The Broad Arrow Acquisition was accounted for as a step acquisition. Accordingly, the Company remeasured its pre-existing 40% equity interest in Broad Arrow immediately prior to the completion of the acquisition to its estimated fair value of approximately $48.3 million. This fair value was derived from the Hagerty, Inc. stock price of $13.47 as of the closing date and thus represents a Level 1 fair value measurement. As a result of the remeasurement, the Company recorded a net gain of approximately $34.7 million in for the third quarter of 2022, representing the excess of the $48.3 million estimated fair value of its pre-existing 40% equity interest over its closing date carrying value of approximately $13.6 million.

Allocation of Consideration Transferred

The following table summarizes the allocation of the purchase consideration to the fair values of the identifiable assets acquired and liabilities assumed as of the date of the Broad Arrow Acquisition (in thousands):

Notes receivable (1)	$21,594
Intangible assets, net (2)	3,100
Other assets (3)	11,756
Other liabilities (4)	(13,449)
Total identifiable net assets acquired	23,001
Goodwill	98,561
Total purchase consideration allocated to net assets acquired	$121,562

(1) Broad Arrow makes term loans secured by collector cars. The fair value of the acquired loans approximates their carrying value due to the relatively short-term maturities and market rates of interest associated with most loans. Refer to Note 4 — Notes Receivable for additional information with respect to the Notes receivable acquired.
(2) The fair value of the identifiable intangible assets acquired is a Level 3 fair value measurement, estimated using significant assumptions that are not observable in the market through the use of a discounted cash flow model. Inputs utilized in this model include the discount rate and terminal growth rate, as well as the return on assets. Identifiable intangible assets acquired consisted of trade names of $3.1 million with a 5-year estimated useful life.
(3) Other assets includes $2.8 million of cash acquired, $2.6 million of Accounts receivable and $6.2 million of Other current assets.
(4) Other liabilities includes a $7.0 million Note payable, $5.3 million of Contract liabilities and $0.7 million of Accounts payable.

The excess of the purchase consideration over the aggregate estimated fair values of identifiable assets acquired and liabilities assumed was recorded as goodwill. The goodwill recognized is primarily a result of the expected enhancement of Marketplace through Broad Arrow's various service offerings, including buying, selling and financing of collector cars through classified listings, auctions and facilitating private sales, as well as the assembled workforce of and various other factors.

The acquisition of Broad Arrow was not material to the Company's Condensed Consolidated Statements of Operations. Therefore, pro forma results of operations related to this acquisition have not been presented. As Broad Arrow is now a wholly-owned subsidiary of the Company, the Company now consolidates the results of Broad Arrow in accordance with ASC 810, and the financial results of Broad Arrow have been included within the Company's Condensed Consolidated Financial Statements since the acquisition date. The Company's Condensed Consolidated Statements of Operations include total revenue and income before taxes of approximately $5.8 million and $0.1 million, respectively, attributable to Broad Arrow for the three months ended March 31, 2023.

Speed Digital Acquisition

In April 2022, Hagerty acquired Speed Digital LLC ("Speed Digital") for a purchase price of $15.0 million. The Company paid $7.5 million at closing with an additional two annual installments of $3.75 million to be paid in 2023 and 2024. The first annual installment was paid during the three months ended March 31, 2023 and the second annual installment will be paid in the first quarter of 2024. Speed Digital was previously wholly owned indirectly by Robert Kauffman, a member of the Company's Board of Directors (the "Board"), who will receive 100% of the proceeds of the purchase price. Speed Digital operates a software as a service ("SaaS") business primarily serving collector car dealers and auction houses, and an advertising and content syndication platform, which includes Motorious.com. The Company acquired Speed Digital to enhance the Marketplace business to establish relationships with their dealer partners and facilitate growth in Marketplace products; augment the Company's automotive intelligence data; and allow Motorious.com to drive audience engagement, content distribution, and advertising revenue.

Other Acquisitions

During the three months ended March 31, 2022, the Company completed various acquisitions, which had an aggregate purchase price of $3.5 million. During the three months ended March 31, 2023, the Company did not have any acquisitions.

7 — Goodwill and Intangible Assets

Goodwill

The following is a reconciliation of the changes in the Company's goodwill for the three months ended March 31, 2023 and 2022:

	2023	2022

	in thousands
Goodwill as of January 1,	$115,041	$11,488
Effect of foreign currency translation	—	22
Goodwill as of March 31,	$115,041	$11,510

Refer to Note 6 — Acquisitions and Investments for information related to the Company's acquisitions of Speed Digital, in April 2022, and Broad Arrow, in August 2022, which together resulted in the recognition of $103.6 million of goodwill.

Intangible Assets

The cost and accumulated amortization of intangible assets as of March 31, 2023 and December 31, 2022 are as follows:

	Weighted Average Useful Life	March 31, 2023	December 31, 2022

		in thousands
Renewal rights	9.9	$17,283	$17,282
Internally developed software	3.1	115,312	109,764
Trade names and trademarks	14.0	12,541	12,541
Relationships and customer lists	15.4	13,890	13,890
Other	4.4	1,433	1,434
Intangible assets		160,459	154,911
Less: accumulated amortization		(57,673)	(50,887)
Intangible assets, net		$102,786	$104,024

Intangible asset amortization expense was $6.8 million and $4.2 million for the three months ended March 31, 2023 and 2022, respectively.

The estimated future aggregate amortization expense as of March 31, 2023 is as follows (in thousands):

2023	$22,739
2024	28,146
2025	19,546
2026	11,099
2027	3,768
Thereafter	17,488
Total	$102,786

8 — Provision for Unpaid Losses and Loss Adjustment Expenses

The following table presents a reconciliation of the beginning and ending provision for unpaid losses and loss adjustment expenses related to Hagerty Re, net of amounts recoverable from reinsurers:

	Three months ended March 31,
	2023	2022

	in thousands
Gross reserves for unpaid losses and loss adjustment expenses, beginning of year	$111,741	$74,869
Less: Reinsurance recoverable	843	—
Net reserves for unpaid losses and loss adjustment expenses, beginning of year	110,898	74,869
Incurred losses and loss adjustment expenses:
Current accident year	48,412	36,919
Prior accident year	—	—
Total incurred losses and loss adjustment expenses	48,412	36,919
Effect of foreign currency rate changes	85	83
Net reserves for unpaid losses and loss adjustment expenses, end of period	159,395	111,871
Reinsurance recoverable	843	—
Gross reserves for unpaid losses and loss adjustment expenses, end of period	$160,238	$111,871

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

9 — Reinsurance

Hagerty Re purchases catastrophe reinsurance to protect its capital from large catastrophic events and to provide earnings protection and stability. The 2023 catastrophe reinsurance program splits the exposure between accounts with total insured values ("TIV") of up to $5.0 million and U.S. accounts with TIV of $5.0 million and above ("High-Net-Worth Accounts"). Accounts with TIV of up to $5.0 million are afforded $105.0 million of coverage excess of a per event retention of $25.0 million in two layers; $25.0 million excess of $25.0 million and $55.0 million excess of $50.0 million. High-Net-Worth Accounts in the U.S. are covered by a separate catastrophe reinsurance program which provides $30.0 million excess of per event retention of $9.0 million in one layer; $21.0 million excess of $9.0 million.

In addition to the aforementioned catastrophe coverage, Hagerty Re has entered into quota share agreements to cede physical damage risks on High-Net-Worth Accounts assumed from Evanston. Specifically, Hagerty Re is ceding 20% of these risks effective January 1, 2023, and is ceding an additional 50% of these risks effective March 1, 2023, under quota share agreements with various reinsurers, some of which are related parties. Refer to Note 19 — Related-Party Transactions for additional information.
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

10 — Restructuring, Impairment and Related Charges

In 2022, management approved an initiative to increase operational efficiencies and flexibility by transitioning to a "remote first" work model for employees. This initiative primarily included the rationalization of the Company's office space throughout the U.S., Canada, and the U.K. Additionally, in the fourth quarter of 2022, the Board approved a voluntary retirement program ("VRP") and a reduction in force (the "2022 RIF"). As a result of these actions (collectively, the "2022 Restructuring Actions"), the Company recognized $18.3 million within "Restructuring, impairment and related charges, net" in the Consolidated Statements of Operations for the year ended December 31, 2022. These charges consisted of $8.0 million of severance related costs associated with the 2022 RIF and $4.2 million of severance related costs associated with the VRP, as well as an impairment charge of $4.7 million related to operating lease ROU assets and a $1.5 million loss on the disposal of leasehold improvements associated with the impaired leases.

In the first quarter of 2023, the Board approved a further reduction in force (the "2023 RIF") following a strategic review of business processes as the Company focuses on driving efficiencies in order to achieve growth and profitability goals. As a result of these actions (collectively, the "2023 Restructuring Actions"), in the first quarter of 2023, the Company recognized $5.5 million within "Restructuring, impairment and related charges, net" in the Condensed Consolidated Statements of Operations. These charges consist of $5.1 million of severance related costs associated with the 2023 RIF and a $0.4 million impairment charge to write-down the value of certain digital media content assets.

The following is a reconciliation of the liability related to the 2022 Restructuring Actions and the 2023 Restructuring Actions, which is recorded within "Accounts payable, accrued expenses and other current liabilities" on the Condensed Consolidated Balance Sheets. The remaining liability as of March 31, 2023 is expected to be settled in the second quarter of 2023.

in thousands
Balance at December 31, 2022	$9,470
Costs incurred and charged to expense	5,535
Costs paid or otherwise settled (1)	(10,264)
Balance at March 31, 2023	$4,741

(1) Includes cash payments made for severance, as well as a $0.4 million non-cash impairment related to certain digital media content assets and the non-cash stock-based compensation effects related to the 2023 RIF.

11 — Fair Value Measurements

Hagerty measures and discloses fair values in accordance with the provisions of ASC 820. The Company’s recurring significant fair value measurements primarily relate to interest rate swaps, warrant liabilities, and fixed income investments. The Company uses valuation techniques based on inputs such as observable data, independent market data, and/or unobservable data. Additionally, Hagerty makes assumptions in valuing its assets and liabilities, including assumptions about risk and the risks inherent in the inputs to the valuation techniques.

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

Recurring fair value measurements

Interest rate swaps

Interest rate swaps are determined to be Level 2 within the fair value hierarchy. The significant inputs, such as the SOFR forward curve, of interest rate swaps are considered observable market inputs. The Company monitors the credit and nonperformance risk associated with its counterparty and believes them to be insignificant. Refer to Note 13 — Interest Rate Swaps for additional information.

Warrant liabilities

The Company's 5,750,000 Public Warrants are Level 1 within the fair value hierarchy as they are measured utilizing quoted market prices. The Company has determined that its 257,500 Private Placement Warrants, 28,750 Underwriter Warrants, 1,300,000 OTM Warrants, and 12,147,300 PIPE Warrants are Level 3 within the fair value hierarchy. The Company utilizes a Monte Carlo simulation model to measure the fair value of the private warrants. The Company’s Monte Carlo simulation model includes assumptions related to the expected stock-price volatility, expected term, dividend yield, and risk-free interest rate. Refer to Note 16 — Warrant Liabilities for additional information.

The following table summarizes the significant inputs in the valuation model as of March 31, 2023:

Inputs	Private Placement Warrants	Underwriter Warrants	OTM Warrants	PIPE Warrants
Exercise price	$11.50	$11.50	$15.00	$11.50
Common stock price	$8.74	$8.74	$8.74	$8.74
Volatility	46.6%	46.6%	44.0%	46.6%
Expected term of the warrants	3.68	3.68	8.68	3.68
Risk-free rate	3.70%	3.70%	3.50%	3.70%
Dividend yield	—%	—%	—%	—%

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

The fair value of the Company's financial assets and liabilities measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022, is shown in the table below:

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3

	in thousands
	March 31, 2023
Financial Assets
Interest rate swaps	$2,816	$—	$2,816	$—
Total	$2,816	$—	$2,816	$—

Financial Liabilities
Public warrants	$13,053	$13,053	$—	$—
Private placement warrants	681	—	—	681
Underwriter warrants	76	—	—	76
OTM warrants	4,701	—	—	4,701
PIPE warrants	27,565	—	—	27,565
Total	$46,076	$13,053	$—	$33,023

	December 31, 2022
Financial Assets
Interest rate swaps	$3,294	$—	$3,294	$—
Total	$3,294	$—	$3,294	$—

Financial Liabilities
Public warrants	$12,880	$12,880	$—	$—
Private placement warrants	673	—	—	673
Underwriter warrants	75	—	—	75
OTM warrants	4,706	—	—	4,706
PIPE warrants	27,227	—	—	27,227
Total	$45,561	$12,880	$—	$32,681

The following table presents a reconciliation of the Company's warrant liabilities that are classified as Level 3 within the fair value hierarchy for the three months ended March 31, 2023 and 2022:

	Private Placement Warrants	Underwriter Warrants	OTM Warrants	PIPE Warrants	Total

	in thousands
Balance at December 31, 2021	$1,248	$139	$6,849	$55,887	$64,123
Change in fair value of warrant liabilities	(460)	(51)	(1,867)	(20,109)	(22,487)
Exercise of warrants	—	—	—	(1,906)	(1,906)
Balance at March 31, 2022	$788	$88	$4,982	$33,872	$39,730

Balance at December 31, 2022	$673	$75	$4,706	$27,227	$32,681
Change in fair value of warrant liabilities	8	1	(5)	338	342
Balance at March 31, 2023	$681	$76	$4,701	$27,565	$33,023

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

The critical credit quality indicator for the fixed income investments is the credit ratings and management considers all of the fixed income investments currently held by Hagerty Re to be investment grade.

The following table discloses the fair value and related carrying amount of fixed income investments held within Hagerty Re as of March 31, 2023 and December 31, 2022:

	Carrying Amount	Estimated Fair Value

	in thousands
	March 31, 2023
Fixed income securities, short-term	$7,350	$7,294
Fixed income securities, long-term	8,828	8,528
Total	$16,178	$15,822

	December 31, 2022
Fixed income securities, short-term	$6,296	$6,205
Fixed income securities, long-term	6,690	6,316
Total	$12,986	$12,521

Each reporting period management reviews the credit-rating of each security to ensure it is considered investment grade. Based on the factors outlined above, as of March 31, 2023, the Company does not expect any credit losses related to the fixed income investments and therefore there is no allowance for credit losses recorded. The Company did not record any gains or losses on these securities during the three months ended March 31, 2023 or 2022.

12 — Long-Term Debt
As of March 31, 2023 and December 31, 2022, "Long-term debt" consisted of the following:

	March 31, 2023	December 31, 2022

	in thousands
Credit Facility	$84,559	$105,000
Notes payable	4,471	3,280
Total debt outstanding	$89,030	$108,280
Less: current portion	—	—
Total long-term debt outstanding	$89,030	$108,280

Credit Facility — In January and April 2023, The Hagerty Group entered into the Sixth and Seventh Amendments to Amended and Restated Credit Agreement (the "Credit Agreement"), which amended the terms of its revolving credit facility (the "Credit Facility") with JPMorgan Chase Bank, N.A., as administrative agent, and the other financial institutions party thereto from time to time as lenders. The primary purpose of the amendments was to clarify certain definitions within the Credit Agreement.

The aggregate amount of commitments available to the Company under the Credit Facility is $230.0 million. The Credit Agreement also provides for an uncommitted incremental facility under which the Company may request one or more increases in the amount of the commitments available under the Credit Facility in an aggregate amount not to exceed $50.0 million. Additionally, the Credit Agreement also provides for the issuance of letters of credit of up to $25.0 million and borrowings in the British Pound and Euro of up to $25.0 million in the aggregate.

The current term of the Credit Agreement expires in October 2026 and may be extended by one year on an annual basis if agreed to by the Company and the lenders party thereto. Any unpaid balance on the Credit Facility is due at maturity.

The Credit Facility accrues interest at the Term SOFR Rate plus an applicable margin determined by the Company's net leverage ratio for the preceding period (as defined in the Credit Agreement). The effective weighted-average borrowing rate was 7.16% for the three months ended March 31, 2023.

Credit Facility borrowings are collateralized by Company assets, except for the assets of the Company’s U.K., Bermuda and German subsidiaries and the non-wholly owned subsidiaries of MHH. In January 2023, Broad Arrow Europe Limited and Broad Arrow Capital UK Limited were joined to the Credit Facility as co-borrowers.

Under the Credit Agreement, the Company is required, among other things, to meet certain financial covenants (as defined in the Credit Agreement), including a fixed charge coverage ratio and a leverage ratio. As of March 31, 2023 and December 31, 2022, the Company was in compliance with the financial covenants under the Credit Agreement.

Notes Payable — As of March 31, 2023 and December 31, 2022, the Company had outstanding notes payable, which are used to fund certain loans made by BAC in the U.K., totaling $4.5 million and $3.3 million, respectively. The notes payable accrue interest at fixed rates ranging from 7.0% to 9.0% and are due between October 2024 and March 2025. Refer to Note 4 — Notes Receivable for additional information on the lending activities of BAC.

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

13 — Interest Rate Swaps

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

As of March 31, 2023, the Company had one outstanding interest rate swap, which was entered into in December 2020, with an original notional amount of $35.0 million. In September 2022, the interest rate swap was amended to replace LIBOR with Term SOFR and, as a result, the fixed swap rate is now 0.81%. The estimated fair value of the interest rate swap is included within either "Other long-term assets" or "Other long-term liabilities" on the Condensed Consolidated Balance Sheets and the change in fair value is recorded within "Derivative instruments" in the Condensed Consolidated Statements of Comprehensive Income (Loss).

In accordance with ASC 815, the Company designated its outstanding interest rate swap as a cash flow hedge and formally documented the relationship between the interest rate swap and the variable rate borrowings, as well as its risk management objective and strategy for undertaking the hedge transaction. The Company also assessed, at the hedge’s inception and will continue to assess on an ongoing basis, whether the derivative used in the hedging transaction was highly effective in offsetting changes in the cash flows of the hedged item. The hedge is deemed effective, and therefore, the change in fair value is recorded within "Derivative instruments" in the Condensed Consolidated Statements of Comprehensive Income (Loss). In the event the cash flow hedge is no longer deemed effective, such amounts are reclassified into interest expense, net from Other comprehensive income (loss). There were no such reclassifications during the three months ended March 31, 2023 and 2022. The Company does not expect to have a reclassification into earnings within the next 12 months.

14 — Stockholders' Equity

Class A Common Stock — Hagerty is authorized to issue 500,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. Holders of Class A Common Stock are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 83,338,436 and 83,202,969 shares of Class A Common Stock issued and outstanding, respectively.

Class V Common Stock — Hagerty is authorized to issue 300,000,000 shares of Class V Common Stock with a par value of $0.0001 per share. Class V Common Stock represents voting, non-economic interests in Hagerty. Holders of Class V Common Stock are entitled to 10 votes for each share. In connection with the Business Combination, Hagerty issued 251,033,906 shares of Class V Common Stock to the Legacy Unit Holders along with an equivalent number of Hagerty Group Units, as discussed below. Each share of Class V Common Stock, together with the corresponding Hagerty Group Unit, is exchangeable for one share of Class A Common Stock. As of March 31, 2023 and December 31, 2022, there were 251,033,906 shares of Class V Common Stock issued and outstanding.

Preferred Stock — Hagerty is authorized to issue 20,000,000 shares of Preferred Stock with a par value of $0.0001 per share. Hagerty's Board has the authority to issue shares of Preferred Stock with such designations, voting and other rights and preferences as may be determined from time to time. As of March 31, 2023 and December 31, 2022, there were no shares of Preferred Stock issued and outstanding.

Non-controlling Interests — Hagerty, Inc. is the sole managing member of The Hagerty Group and, as a result, consolidates the financial results of The Hagerty Group. Hagerty, Inc. reports a non-controlling interest representing the economic interest in The Hagerty Group held by other unit holders of The Hagerty Group. Each Hagerty Group Unit and, if applicable, the associated share of Class V Common Stock, is exchangeable for one share of Class A Common Stock. During the three months ended March 31, 2023, 118,500 Hagerty Group Units were exchanged for an equal amount of Class A Common Stock.

The following table summarizes the ownership of Hagerty Group Units as of March 31, 2023:

	March 31, 2023		December 31, 2022
	Units Owned	Ownership Percentage	Units Owned	Ownership Percentage
Hagerty Group Units held by Hagerty, Inc.	83,338,436	24.6%	83,202,969	24.5%
Hagerty Group Units held by other unit holders	255,639,966	75.4%	255,758,466	75.5%
Total	338,978,402	100.0%	338,961,435	100.0%

In addition to the non-controlling interest related to The Hagerty Group, a non-controlling interest is also reported for the economic ownership of MHH that is not owned or controlled by The Hagerty Group. Hagerty, Inc. consolidates its ownership of The Hagerty Group and MHH under the voting interest method.

At the end of each reporting period, The Hagerty Group equity attributable to Hagerty, Inc. and the non-controlling unit holders, respectively, is reallocated to reflect their current ownership in The Hagerty Group.

Redeemable Non-controlling Interest — In connection with the Business Combination, Hagerty, Inc. entered into the Legacy Unit Holders Exchange Agreement. The Legacy Unit Holders Exchange Agreement permitted the Legacy Unit Holders to exchange shares of Class V Common Stock and the associated Hagerty Group Units for an equivalent amount of shares of Class A Common Stock or, at the option of the Company, for cash. Because the Company had the option to redeem the non-controlling interest for cash and the Company is controlled by the Legacy Unit Holders through their voting control, the non-controlling interest was considered redeemable as the redemption was considered outside the Company's control. This redeemable non-controlling interest represented the economic interests of the Legacy Unit Holders. Income or loss was attributed to the redeemable non-controlling interest based on the weighted average ownership of the Hagerty Group Units outstanding during the period held by the Legacy Unit Holders.

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

15 — Earnings (Loss) Per Share

The following table sets forth the calculation of Basic EPS and Diluted EPS for the three months ended March 31, 2023 and 2022. Basic EPS is computed using Net income (loss) attributable to controlling interest, divided by the weighted average number of shares of Class A Common Stock outstanding during the period. Diluted EPS is computed using Net income (loss) attributable to controlling interest divided by the weighted average number of shares of Class A Common Stock outstanding during the period, adjusted to give effect to potentially dilutive securities. The Company's potentially dilutive securities consist of (1) unexercised warrants and unissued stock-based restricted stock units, performance restricted stock units, and employee stock purchase plan shares, with the dilutive effect calculated using the Treasury Stock Method, and (2) non-controlling interest Hagerty Group Units, with the dilutive effect calculated using the "If-converted" Method. In the computation of Diluted EPS, Net income (loss) attributable to controlling interest is adjusted to remove the change in fair value associated with the Company's warrant liabilities that are potentially dilutive and Net income (loss) associated with non-controlling interest in Hagerty Group Units.

	Three months ended March 31,
	2023	2022

	in thousands (except per share amounts)
Numerator:
Net income (loss) attributable to controlling interest	$(2,099)	$27,507
Adjustments:
Change in fair value of potentially dilutive warrant liabilities	—	(20,620)
Net income (loss) attributable to non-controlling interest Hagerty Group Units	—	(11,452)
Adjusted net income (loss) attributable to Class A Common Stock shareholders	$(2,099)	$(4,565)

Denominator:
Weighted average shares of Class A Common Stock outstanding — basic	83,227	82,433
Adjustments:
Conversion of non-controlling interest Hagerty Group Units to shares of Class A Common Stock	—	251,034
Warrants	—	2,436
Stock-based compensation awards	—	—
Weighted average shares of Class A Common Stock outstanding — diluted	83,227	335,903

Earnings (loss) per share attributable to Class A Common Stock shareholders
Basic	$(0.03)	$0.33
Diluted	$(0.03)	$(0.01)

16 — Warrant Liabilities

The Company had 5,750,000 Public Warrants, 257,500 Private Placement Warrants, 28,750 Underwriter Warrants, 1,300,000 OTM Warrants, and 12,147,300 PIPE Warrants registered and outstanding as of March 31, 2023.

Public Warrants — Each Public Warrant is exercisable for one share of the Company's Class A Common Stock at a price of $11.50 per share, subject to adjustments, provided that the Company has an effective registration statement under the Securities Act covering the number of shares issuable upon exercise of the warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities laws of the state of residence of the holder. The Public Warrants may be exercised on a cash basis only for a whole number of shares of the Company’s Class A Common Stock. The Public Warrants expire in December 2026.

Private Placement Warrants — Each Private Placement Warrant is exercisable for one share of the Company's Class A Common Stock at a price of $11.50 per share, subject to adjustments, and subject to additional vesting requirements as outlined within the warrant agreements covering those securities, provided that the Company has an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities laws of the state of residence of the holder. The Private Placement Warrants may be exercised only for a whole number of shares of the Company’s Class A Common Stock. Additionally, the Private Placement Warrants are exercisable on a cashless basis so long as they are held by the original warrant holder or permitted transferees. The Private Placement Warrants expire in December 2026.

Underwriter Warrants — Each Underwriter Warrant is exercisable for one share of the Company's Class A Common Stock at a price of $11.50 per share, subject to adjustments, provided that the Company has an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities laws of the state of residence of the holder. The Underwriter Warrants may be exercised only for a whole number of shares of the Company’s Class A Common Stock. The Underwriter Warrants are exercisable on a cashless basis so long as they are held by the Underwriter or any of its permitted transferees. The Underwriter Warrants expire in December 2026.

OTM Warrants — Each OTM Warrant is exercisable for one share of the Company's Class A Common Stock at a price of $15.00 per share, subject to adjustments and additional vesting requirements as outlined within the warrant agreements covering those securities, provided that the Company has an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities laws of the state of residence of the holder. The OTM Warrants may be exercised only for a whole number of shares of the Company's Class A Common Stock. The OTM Warrants may be exercised on a cashless basis so long as they continue to be held by the initial purchasers or their permitted transferees. The OTM Warrants expire in December 2031.

PIPE Warrants — Each PIPE Warrant is exercisable for one share of the Company's Class A Common Stock at a price of $11.50 per share, subject to adjustments, provided that the Company has an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under securities laws of the state of residence of the holder. The PIPE Warrants may be exercised only for a whole number of shares of the Company's Class A Common Stock. The PIPE Warrants may be exercised on a cashless basis. The PIPE Warrants expire in December 2026.

The Company accounts for these warrants as liabilities in accordance with ASC 815-40. The warrants are measured at fair value each reporting period with the change in fair value recorded within "Change in fair value of warrant liabilities" in the Condensed Consolidated Statements of Operations. The Company recognized a $0.5 million loss and a $31.7 million gain as a result of an increase and decrease in the fair value of the warrant liability for the three months ended March 31, 2023 and 2022, respectively.

During the three months ended March 31, 2022, 522,000 PIPE warrants were exercised, on a cashless basis, for an equivalent of 124,748 shares of the Company's Class A Common Stock. The cashless exercise resulted in a decrease in "Warrant liabilities" and an increase in "Class A Common Stock" and "Additional paid-in capital" of $1.9 million on the Condensed Consolidated Balance Sheets. No warrants were exercised during the three months ended March 31, 2023.

As of March 31, 2023, a warrant liability of $46.1 million was reflected as a long-term liability on the Company's Condensed Consolidated Balance Sheets and the total number of warrants outstanding was 19,483,550.

17 — Stock-Based Compensation

In December 2021, Hagerty's Board approved the 2021 Equity Incentive Plan, which provides for the issuance of up to approximately 38.3 million shares of the Company's Class A Common Stock to employees and non-employee directors. The 2021 Equity Incentive Plan allows for the issuance of incentive stock options, non-qualified stock options, restricted stock awards, stock appreciation rights, restricted stock units and performance restricted stock units. Awards granted under the 2021 Equity Incentive Plan generally vest over a two to five-year period. As of March 31, 2023, there were approximately 31.4 million shares available for future grants under the 2021 Equity Incentive Plan.

Stock-based compensation expense related to employees is recognized in the Condensed Consolidated Statements of Operations within "Salaries and benefits" and, to a much lesser extent, when applicable, "Restructuring, impairment and related charges, net." Stock-based compensation expense related to non-employee directors is recognized within "General and administrative services." The Company accounts for forfeitures of stock-based compensation awards in the period when they occur.

The following table summarizes stock-based compensation expense recognized during the three months ended March 31, 2023. As the first stock-based compensation grant occurred in the second quarter of 2022, there was no stock-based compensation expense during the three months ended March 31, 2022:

Three months ended March 31, 2023

in thousands
Restricted stock units	$3,233
Performance restricted stock units	715
Employee stock purchase plan	165
Total stock-based compensation expense	$4,113

Restricted Stock Units

The Company grants serviced-based restricted stock units to employees and non-employee directors. Compensation expense for these service-based restricted stock units is determined in reference to the closing market price of the Company's Class A Common Stock on the business day prior to the grant date, and is recognized ratably over the service period. There were no restricted stock unit grants during the three months ended March 31, 2023. Unrecognized compensation expense related to restricted stock units as of March 31, 2023 was $21.7 million, which the Company expects to recognize over a weighted average period of 3.47 years.

The following table provides a summary of the restricted stock unit activity during the three months ended March 31, 2023:

	Restricted Stock Units	Weighted Average Fair Value
Unvested balance as of December 31, 2022	3,195,038	$10.76
Vested	(16,967)	10.79
Forfeited	(15,648)	10.79
Unvested balance as of March 31, 2023	3,162,423	$10.76

Performance Restricted Stock Units

In April 2022, the CEO was granted performance restricted stock units of up to 3,707,136 shares of the Company's Class A Common Stock. The award had a grant date fair value of approximately $19.2 million, which was estimated using a Monte Carlo simulation model. The performance restricted stock units are both a market and service-based award in accordance with ASC 718. Shares issuable under this award will be earned based on the achievement of stock price targets of the Company's Class A Common Stock as follows: (i) 25% of the shares can be earned when the stock price exceeds $20.00 per share for 60 consecutive days, (ii) 25% of the shares can be earned when the stock price exceeds $25.00 per share for 60 consecutive days, and (iii) 50% of the shares can be earned when the stock price exceeds $30.00 per share for 60 consecutive days. These market-based conditions must be met in order for these stock awards to vest, and it is therefore possible that no shares could ultimately vest. If the market-based conditions are met, shares earned will vest over the earlier of three years after achievement of the stock price measure or the end of the seven-year performance period. The Company will recognize the entire $19.2 million of compensation expense for this award, regardless of whether such conditions are met, over the requisite service period.

The following table summarizes the assumptions and related information used to determine the grant-date fair value of performance restricted stock units awarded for the periods presented:

Inputs	Performance Restricted Stock Units
Weighted average grant-date fair value per share	$5.19
Expected stock volatility	35%
Expected term (in years)	7.0
Risk-free interest rate	2.5%
Dividend yield	—%

The following table provides a summary of performance restricted stock unit activity during the three months ended March 31, 2023:

	Performance Restricted Stock Units	Weighted Average Fair Value
Outstanding as of December 31, 2022	3,707,136	$5.19
Granted	—	—
Outstanding as of March 31, 2023	3,707,136	$5.19

Employee Stock Purchase Plan

In December 2021, the Company adopted the 2021 Employee Stock Purchase Plan (the "ESPP"). The Compensation Committee of the Board administers the ESPP, including the determination of the time and frequency of offering periods, as well as the terms and conditions of the offerings. The ESPP allows substantially all employees to participate.

The offering periods last six months, beginning on the first business day of April and October each year. Eligible employees may contribute up to 50% of their base wages and the purchase price will be determined each offering period by the Compensation Committee. The ESPP allows for a discount of up to 15% and for the purchase price to occur at the lesser of the fair market value of the Company's Class A Common Stock on (1) the offering date, and (2) the applicable purchase date. As of March 31, 2023, the total number of the Company's Class A Common Stock authorized and reserved for issuance under the ESPP was 11,495,220 shares. As of March 31, 2023, no shares had been purchased under the ESPP.

18 — Taxation

United States — The Hagerty Group is taxed as a pass-through ownership structure under provisions of the IRC and a similar section of state income tax law except for Hagerty Re, Broad Arrow, and various foreign subsidiaries. Any taxable income or loss generated by The Hagerty Group is passed through to and included in the taxable income or loss of the Hagerty Group Unit Holders, including the Company. The Company is taxed as a corporation under the IRC and pays corporate, federal, state, and local taxes with respect to income allocated from The Hagerty Group. The Company has a Tax Receivable Agreement ("TRA ")with the Legacy Unit Holders that requires the Company to pay 85% of the tax savings that are realized as a result of increases in the tax basis in The Hagerty Group’s assets as a result of an exchange of Hagerty Group Units and Class V Common Stock for Class A Common Stock or cash. See "Tax Receivable Agreement Liability" below.

Canada — Canadian entities are taxed as non-resident corporations and subject to income tax in Canada under provisions of the Canadian Revenue Agency.

United Kingdom — U.K. entities are taxed as corporations and subject to income tax in the U.K. under provisions of HM Revenue & Customs.

Bermuda — Hagerty Re has received an undertaking from the Bermuda government exempting it from all local income, withholding, and capital gains taxes until March 31, 2035. At present time no such taxes are levied in Bermuda.

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

Income tax expense (benefit) reflected in the financial statements differs from the tax computed by applying the statutory U.S. federal rate of 21% to "Income (loss) before income tax expense" as follows:

	Three months ended March 31,
	2023		2022

	in thousands (except percentages)
Income tax (benefit) expense at statutory rate	$(2,385)	21%	$3,780	21%
State taxes	(62)	1%	(164)	(1)%
Loss not subject to entity-level taxes	4,374	(39)%	3,168	18%
Foreign rate differential	(214)	2%	(177)	(1)%
Change in valuation allowance	1,566	(14)%	1,965	11%
Change in fair value of warrant liability	108	(1)%	(6,654)	(37)%
Permanent items	281	(2)%	112	1%
Income tax expense	$3,668	(32)%	$2,030	12%

The Company recorded a deferred tax asset for the difference between outside tax basis and book basis of the Company’s investment in assets of The Hagerty Group of $157.8 million and $159.3 million at March 31, 2023 and December 31, 2022, respectively. The Company's deferred tax assets are reduced by a valuation allowance when management believes it is more likely than not that some, or all, of the deferred tax assets will not be realized. After considering all positive and negative evidence of taxable income in the carryback and carryforward periods, as permitted by law, the Company believes it is more likely than not that certain deferred tax assets, including the deferred tax asset for the investment in assets of The Hagerty Group, will not be realized. As a result, the Company has recorded a valuation allowance of $178.1 million and $176.1 million against its deferred tax assets as of March 31, 2023 and December 31, 2022, respectively. In the event that management subsequently determines that it is more likely than not that the Company will realize its deferred tax assets in the future over the recorded amount, a decrease to the valuation allowance will be made, which will reduce the provision for income taxes.

The Company is subject to taxation and files income tax returns in the U.S. federal jurisdiction, as well as many state and foreign jurisdictions. As of March 31, 2023, tax years 2019 to 2022 are subject to examination by various tax authorities. With few exceptions, as of March 31, 2023, the Company is no longer subject to U.S. federal, state, local or foreign examinations for years before 2019.

The Canadian statute of limitation for tax year 2018 was open as of March 31, 2023 and remains open because the Company is currently under examination by the Canadian Revenue Agency for that year.

The calculation of the Company's tax liabilities involves uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across its global operations. ASC 740 states that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits.

The Company records uncertain tax benefits ("UTB") as liabilities in accordance with ASC 740 and adjusts these liabilities when management's conclusion changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the UTB liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available.

As of March 31, 2023 and 2022, the Company did not have any unrecognized tax benefits and had no material accrued interest or penalties related to uncertain tax positions. If recorded, interest and penalties would be recorded within "Income tax benefit (expense)" in the Condensed Consolidated Statements of Operations.

In August 2022, the Inflation Reduction Act ("IRA") was enacted into law. Among the provisions in the IRA was a 15% corporate minimum tax effective for years beginning after December 31, 2022, and a 1% tax on share repurchases after December 31, 2022. The Company does not expect the tax provisions of the IRA to have a material impact on its results.

Tax Receivable Agreement Liability — The TRA provides for payment to the Legacy Unit Holders of 85% of the U.S. federal, state and local income tax savings realized by Hagerty, Inc. as a result of the increases in tax basis and certain other tax benefits as outlined in the Business Combination Agreement (provided as Exhibit 2.1, incorporated by reference within Item 6. Exhibits, in this Quarterly Report on Form 10-Q) upon the exchange of Hagerty Group Units and Class V Common Stock of the Company for Class A Common Stock of the Company or cash. The Hagerty Group will have in effect an election under Section 754 of the IRC effective for each taxable year in which an exchange of Hagerty Group Units occurs. The remaining 15% cash tax savings resulting from the basis adjustments will be retained by Hagerty, Inc.

Significant inputs and assumptions are used to estimate the future expected payments under the TRA, including the timing of the realization of the tax benefits and a tax savings rate of approximately 25.6%. The estimated value of the TRA recorded by the Company within Other long-term liabilities on the Condensed Consolidated Balance Sheets was $0.6 million and $3.2 million at March 31, 2023 and December 31, 2022, respectively, which was limited by the ability to currently utilize tax benefits. The decrease in value of $2.6 million was recorded in "Interest and other income (expense)" within the Condensed Consolidated Statements of Operations.

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

19 — Related-Party Transactions

As of March 31, 2023, Markel had a 23.0% ownership in The Hagerty Group and State Farm had a 14.8% ownership in The Hagerty Group. As such, both Markel and State Farm are considered related parties.

State Farm

Alliance Agreement

State Farm and Hagerty entered into a master alliance agreement in 2020 to establish an alliance insurance program whereby State Farm’s customers, through State Farm agents, will have access to Hagerty features and services. This program is expected to begin in the second half of 2023. Under this agreement, State Farm paid Hagerty an advanced commission of $20.0 million in 2020, to be recognized into Commission and fee revenue over the life of the contract beginning with the ability to issue policies.

As part of the Company's master alliance agreement with State Farm, it also entered into a managing general underwriter agreement whereby the State Farm Classic+ policy will be offered through State Farm Classic Insurance Company, a new wholly owned subsidiary of State Farm, subject to any applicable state regulatory review and approval. The State Farm Classic+ policy will be available to new and existing customers through State Farm agents on a state by state basis. Hagerty Insurance Agency, LLC will be paid commission under the managing general underwriter agreement and ancillary agreements for servicing the State Farm Classic+ policies. Additionally, the Company will have the opportunity to offer HDC membership to State Farm Classic+ customers which provides Hagerty an additional revenue opportunity.

Reinsurance Agreement

Effective March 1, 2023, Hagerty Re entered into a quota share reinsurance agreement to cede 50% of the High-Net-Worth Accounts physical damage risks assumed from Evanston to Oglesby Reinsurance Company, an affiliate of State Farm. Refer to Note 9 — Reinsurance for additional information on the Company's reinsurance programs.

Markel

Alliance Agreement

The Company's affiliated U.S. and U.K. MGA subsidiaries have personal and commercial lines of business written with Markel-affiliated carriers. The following tables provide information about Markel-affiliated due to insurer liabilities and commission revenue under the agreement with Markel subsidiaries:

	March 31, 2023	December 31, 2022

	in thousands (except percentages)
Due to insurer	$84,044	$64,873
Percent of total	96%	95%

	Three months ended March 31,
	2023	2022

	in thousands (except percentages)
Commission revenue	$71,639	$59,536
Percent of total	97%	96%

Reinsurance Agreement

For the three months ended March 31, 2023 and 2022, under a quota share agreement with Evanston, a wholly-owned subsidiary of Markel, Hagerty Re reinsured approximately 80% and 70%, respectively, of the risks written through the Company’s U.S. MGAs. Effective January 1, 2023, the quota share agreement with Evanston was amended to increase Hagerty Re's participation on High-Net-Worth Accounts from 80% to 100%. At the same time, Hagerty Re entered into a reinsurance agreement to cede 10% of the High-Net-Worth Accounts physical damage risks assumed from Evanston to Markel International, an affiliate of Markel. Additionally, under a quota share agreement with Markel International Insurance Company Limited, Hagerty Re reinsured approximately 80% and 70% of the risks for the three months ended March 31, 2023 and 2022, respectively, written through the Company’s U.K. MGA.

The following tables summarize all balances related to the Company's business with Markel affiliates:

	March 31, 2023	December 31, 2022

Assets:	in thousands
Premiums receivable	$130,086	$97,897
Deferred acquisition costs, net	110,982	103,869
Total assets	$241,068	$201,766
Liabilities:
Losses payable and provision for unpaid losses and loss adjustment expenses	$153,145	$160,236
Commissions payable	60,916	75,898
Unearned premiums	240,816	227,192
Total liabilities	$454,877	$463,326

	Three months ended March 31,
	2023	2022

Revenue:	in thousands
Earned premium	$113,362	$85,690
Expenses:
Ceding commission	$53,758	$40,888
Losses and loss adjustment expenses	46,655	34,571
Total expenses	$100,413	$75,459

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

Speed Digital

In April 2022, Hagerty acquired Speed Digital for a purchase price of $15.0 million. Speed Digital was previously wholly owned indirectly by Robert Kauffman, a director on Hagerty's Board, who will receive 100% of the proceeds of the purchase price. Refer to Note 6 — Acquisitions and Investments for additional information.

20 — Commitments and Contingencies

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

21 — Subsequent Events

Management has evaluated subsequent events through May 9, 2023, which is the date these Condensed Consolidated Financial Statements were issued and no subsequent events were identified.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to provide the reader of the financial statements with a narrative from the perspective of management on the financial condition, results of operations, liquidity and certain other factors that may affect our operating results. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed within Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10‑K for the year ended December 31, 2022, filed on March 14, 2023.

Unless otherwise indicated or the context otherwise requires, references in this "Management’s Discussion and Analysis of Financial Condition and Results of Operations" to "we", "our", "Hagerty" and "the Company" refer to the business and operations of Hagerty, Inc. and its consolidated subsidiaries, including The Hagerty Group.

Overview

Hagerty is a global market leader in providing insurance for classic cars and enthusiast vehicles. We consistently earn strong net promoter scores by providing auto enthusiasts superior insurance coverage with excellent customer service and lower prices than traditional carriers. We have also leveraged our trusted insurance brand to build a leading automotive lifestyle brand. We offer an automotive enthusiast platform that protects, engages, entertains and connects with our Members and other car enthusiasts. Our goal is to save driving and car culture for future generations.

Recent Developments Affecting Comparability

Broad Arrow Acquisition

In January 2022, we entered into a joint venture with Broad Arrow Group, Inc. and its consolidated subsidiaries ("Broad Arrow"), pursuant to which we invested $15.3 million in cash in exchange for equity ownership of approximately 40% of Broad Arrow. In August 2022, we acquired the remaining 60% equity interest in Broad Arrow in exchange for $73.3 million of equity consideration of both Hagerty, Inc. and The Hagerty Group. As a result of this acquisition, we and Broad Arrow expect to further leverage our respective product offerings and continue to build Marketplace.

Prior to the acquisition, we accounted for our approximately 40% ownership interest in Broad Arrow using the equity method of accounting under which we recognized our share of Broad Arrow's income (loss) within Income (loss) from equity method investment, net of tax in the Condensed Consolidated Statements of Operations. Subsequent to the acquisition of the remaining 60% equity interest in Broad Arrow in August 2022, Broad Arrow became a wholly-owned subsidiary of the Company and, as a result, the financial statements of Broad Arrow are now consolidated as a part of Hagerty. Revenue from Broad Arrow is included as part of Marketplace and is recorded within "Membership, marketplace and other revenue" in our Condensed Consolidated Statements of Operations. Refer to Note 6 — Acquisitions and Investments – in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information related to the Broad Arrow Acquisition.

Key Performance Indicators

The tables below present a summary of our Key Performance Indicators, including important operational metrics, as well as certain GAAP and non-GAAP financial measures as of and for the periods presented. We use these Key Performance Indicators to evaluate our business, measure our performance, identify trends against planned initiatives, prepare financial projections, and make strategic decisions. We believe these Key Performance Indicators are useful in evaluating the Company's performance when read together with our Condensed Consolidated Financial Statements prepared in accordance with GAAP.

	Three months ended March 31,
	2023	2022
Operational Metrics
Total Written Premium (in thousands) (1)	$182,850	$154,790
Loss Ratio (2)	41.3%	41.4%
New Business Count (Insurance) (3)	51,762	47,514

GAAP Measures
Total Revenue (in thousands)	$218,352	$167,811
Operating Income (Loss) (in thousands)	$(16,489)	$(13,004)
Net Income (Loss) (in thousands)	$(15,025)	$15,866
Basic Earnings (Loss) Per Share	$(0.03)	$0.33

Non-GAAP Financial Measures
Adjusted EBITDA (in thousands) (4)	$6,705	$(5,959)
Adjusted Earnings (Loss) Per Share (4)	$(0.04)	$(0.04)

	March 31, 2023	December 31, 2022
Operational Metrics
Policies in Force (5)	1,335,008	1,315,977
Policies in Force Retention (6)	87.9%	88.0%
Vehicles in Force (7)	2,275,387	2,234,461
HDC Paid Member Count (8)	767,872	752,754
Net Promoter Score (NPS) (9)	83	83

(1) Total Written Premium is the total amount of insurance premium written by our MGA affiliates on policies that were bound by our insurance carrier partners during the period. We view Total Written Premium as an important metric as it most closely correlates with our growth in insurance commission revenue and Hagerty Re earned premium. Total Written Premium reflects the actual business volume and direct economic benefit generated from our policy acquisition efforts.

(2) Loss Ratio, expressed as a percentage, is the ratio of (1) losses and loss adjustment expenses incurred to (2) earned premium in Hagerty Re. We view Loss Ratio as an important metric because it is a powerful benchmark for profitability. The benchmark allows us to evaluate our historical loss patterns including incurred losses and make necessary and appropriate adjustments.

(3) New Business Count represents the number of new insurance policies issued by our MGA affiliates during the applicable period. We view New Business Count as an important metric to assess our financial performance because it is critical to achieving our growth objectives. While Hagerty benefits from strong renewal retention, new business policies more than offset those cancelled or non-renewed at expiration. Often new policies mean new relationships and an opportunity to sell additional products and services.

(4) Refer to "Non-GAAP Financial Measures" below for a description of this non-GAAP financial measure and a reconciliation to the most comparable GAAP amount.

(5) Policies in Force ("PIF") are the number of current and active insurance policies as of the applicable period end date. We view PIF as an important metric to assess our financial performance because policy growth drives our revenue growth, increases brand awareness and market penetration, generates additional insight to improve the performance of our platform, and provides key data to assist strategic decision making for the Company.

(6) PIF Retention is the percentage of expiring policies that are renewed on the renewal effective date, calculated on a rolling twelve months basis. We view PIF Retention as an important measurement of the number of policies retained each year, which contributes to recurring revenue streams from MGA commissions, membership fees, and earned premiums. It also contributes to maintaining our NPS, as discussed below.

(7) Vehicles in Force are the number of current insured vehicles as of the applicable period end date. We view Vehicles in Force as an important metric to assess our financial performance because insured vehicle growth drives our revenue growth and increases market penetration. Vehicles in Force generates additional insight to support Marketplace and Hagerty Media, and provides key data to assist strategic decision making for the Company.

(8) HDC Paid Member Count is the number of current Members who pay an annual membership subscription as of the applicable period end date. We believe that HDC Paid Member Count is important because it helps us measure membership revenue growth and provides an opportunity to customize our value proposition and benefits to specific types of enthusiasts, both by demographic and vehicle interest.

(9) Hagerty uses Net Promoter Score ("NPS") as an important measure of the overall strength of our relationship with Members. NPS is measured twice annually through a web-based survey sent by email invitation to a random sample of existing Members, and is reported annually using an average of the two surveys. Often referred to as a barometer of brand loyalty and Member engagement, NPS is well-known in our industry as a strong indicator of growth and retention.

Components of Our Results of Operations

Revenue

We generate commission and fee-based revenue primarily from the sale of automotive insurance policies on behalf of our insurance carrier partners and reinsurance premiums from participating in the underwriting of these policies. To a lesser extent, we also generate fee-based revenue from HDC membership subscriptions, our media and entertainment activities, and Marketplace services. Our revenue model incorporates multiple touchpoints in the insurance and lifestyle value chains, built on data collection and Member experience.

Commission and fee revenue

Certain of our insurance affiliated subsidiaries act as MGAs who, among other things, write collector car, enthusiast vehicle, and marine policies on behalf of our insurance carrier partners in exchange for commissions. Commissions are earned for new and renewed policies. Additionally, policyholders pay fees directly to us related to their insurance coverage. Commission and fee revenue is earned when the policy becomes effective, net of allowances for policy changes and cancellations, as our performance obligation is complete when the policy is issued.

Under the terms of many of our contracts with insurance carriers, we have the opportunity to earn an annual contingent underwriting commission ("CUC"), or profit-share, based on the calendar-year performance of the insurance book of business. Our CUC agreements are based on written or earned premium and loss ratio results. Each insurance carrier partner contract and related CUC is calculated independently. Revenue from CUC is accrued throughout the year and settled annually in the first quarter of the following year.

Earned premium

Reinsurance premiums are earned by Hagerty Re, which reinsures collector car, enthusiast vehicle, and marine risks written through our affiliated MGAs in the U.S., Canada, and the U.K. Hagerty Re is a Bermuda-domiciled, Class 3A reinsurer.

Earned premium represents the earned portion of written premiums that Hagerty Re has assumed under quota share reinsurance agreements with our insurance carrier partners. Earned premium is recognized over the term of the policy, which is generally 12 months.

Membership, marketplace and other revenue

We earn subscription revenue through bundled HDC membership offerings, which include access to products and services such as Hagerty Drivers Club Magazine, automotive enthusiast events, our proprietary vehicle valuation tool, emergency roadside assistance, and special vehicle-related discounts. We also earn fee-based revenue from Hagerty Garage + Social memberships, which include storage services in addition to the HDC Member benefits. Revenue from the sale of HDC and storage memberships is recognized ratably over the period of the membership. The membership is treated as a single performance obligation to provide access to stated Member benefits over the life of the membership, which is currently one year.

Marketplace earns fee-based revenue from the sale of collector cars through classified listings, live auctions, time-based online auctions, and brokered private sales, as well as finance revenue from term loans to high-net-worth individuals and businesses secured by collector cars. Fee-based revenue earned by Marketplace is recognized when the underlying sale is completed. Finance revenue is recognized when earned based on the amount of the outstanding loan, the applicable interest rate on the loan, and the length of time the loan was outstanding during the period.

Other revenue includes sponsorship, admission, advertising, valuation and registration income. Other revenue is recognized when the performance obligation for the related product or service is satisfied.

Operating Expenses

Our operating expenses typically consist of salaries and benefits, ceding commission, losses and loss adjustment expenses, sales expenses, general and administrative services, and depreciation and amortization.

Salaries and benefits

Salaries and benefits consist primarily of costs related to employee compensation, payroll taxes, employee benefits, and employee development costs. Employee compensation includes wages paid to employees, as well as various incentive compensation plans. Employee benefits include the costs of various employee benefits plans, including medical, dental insurance, and wellness plans. Costs related to employee education, training, and recruiting are included in employee development costs. Salaries and benefits costs are expensed as incurred except for those costs which are required to be capitalized, which are then amortized over the useful life of the software or digital media content asset created. Salaries and benefits are expected to increase over time as the business continues to grow but will likely decrease as a percent of revenue.

Ceding commission

Ceding commission consists of the commission paid by Hagerty Re to insurance carriers for our pro-rata share of (i) policy acquisition costs (which primarily consist of the commission earned by our MGA affiliates), (ii) general and administrative services, and (iii) other costs. Hagerty Re pays a fixed rate ceding commission which varies by insurance carrier partner, averaging approximately 47% and 48% of net earned premium for the three months ended March 31, 2023 and 2022, respectively. Ceding commission is recognized as an expense over the annual policy term. In future periods, ceding commission will change in proportion to earned premium assumed through our various quota share reinsurance agreements.

Losses and loss adjustment expenses

Losses and loss adjustment expenses represent management's best estimate of the share of losses assumed by Hagerty Re, including its share of the net cost to settle claims submitted by insureds. Losses consist of claims paid, case reserves and IBNR, net of estimated recoveries for reinsurance, salvage and subrogation. Loss adjustment expenses consist of the cost associated with the investigation and settling of claims. The estimates utilized in determining the amount of losses and loss adjustment expenses recorded in a period are based on statistical analysis performed by our internal and external actuarial team. Reserves are reviewed regularly and adjusted, as necessary, to reflect management’s estimate of the ultimate cost of settlement.

Sales expense

Sales expense includes costs related to the sale and servicing of insurance policies, as well as costs related to our Membership and Marketplace offerings, such as broker expense, cost of sales, promotion expense, and travel and entertainment expenses. Broker expense is the compensation paid to our agent partners and national broker partners when an insurance policy is written through a broker relationship. Broker expense generally tracks with written premium growth. Cost of sales includes postage, document costs, payment processing fees, emergency roadside service costs, and other variable costs associated with the sale and servicing of a policy. Cost of sales also includes costs associated with vehicles sold through Marketplace. Promotion expense includes various costs related to branding, events, advertising, marketing, and customer acquisition. Promotion expense and travel and entertainment expense will likely decrease as a percent of revenue over the long-term. Sales expenses, in general, are expensed as incurred and will trend with revenue growth.

General and administrative services

General and administrative services primarily consist expenses related to professional services, occupancy costs, and non-capitalized hardware and software. These costs are expensed as incurred. We expect this expense category to increase in dollar amount over time but will likely decrease as a percentage of revenue over the next few years after we reach scale to handle incoming business from new partnerships.

Depreciation and amortization

Depreciation and amortization reflects the recognition of the cost of our investments in various assets over their useful lives. Depreciation expense relates to leasehold improvements, furniture and equipment, vehicles, hardware and purchased software. Amortization relates to investments related to recent acquisitions, SaaS implementation, and internal software development, as well as investments made in and impairments of digital media content assets. Depreciation and amortization are expected to increase in dollar amount over time but will likely decrease as a percent of revenue as investments in platform technology reach scale.

Other Items

Change in fair value of warrant liabilities

Our warrants are accounted for as liabilities in accordance with ASC Topic 815, Derivatives and Hedging ("ASC 815"), and are measured at fair value each reporting period, with changes in fair value recognized as non-operating income (expense) in our Condensed Consolidated Statements of Operations. In general, under the fair value accounting model, in periods when our stock price increases, the warrant liability increases, and we recognize additional expense. In periods when our stock price decreases, the warrant liability decreases, and we recognize additional income.

Interest and other income (expense)

Interest and other income (expense) primarily includes interest income related to our cash balances and interest expense related to outstanding borrowings under our Credit Facility, as well as changes in the value of the liability related to the Company's Tax Receivable Agreement ("TRA") with HHC and Markel. Refer to Note 18 — Taxation – in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information related to the TRA.

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

Results of Operations

Three Months Ended March 31, 2023 compared to the Three Months Ended March 31, 2022

The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022, and the dollar and percentage changes between the two periods:

	Three months ended March 31,
	2023	2022	$ Change	% Change

REVENUE:	in thousands (except percentages)
Commission and fee revenue	$74,612	$62,461	$12,151	19.5%
Earned premium	117,231	89,132	28,099	31.5%
Membership, marketplace and other revenue	26,509	16,218	10,291	63.5%
Total revenue	218,352	167,811	50,541	30.1%
OPERATING EXPENSES:
Salaries and benefits	55,232	46,476	8,756	18.8%
Ceding commission	55,425	42,378	13,047	30.8%
Losses and loss adjustment expenses	48,412	36,919	11,493	31.1%
Sales expense	35,113	28,437	6,676	23.5%
General and administrative services	21,381	19,458	1,923	9.9%
Depreciation and amortization	13,743	7,147	6,596	92.3%
Restructuring, impairment and related charges, net	5,535	—	5,535	100.0%
Total operating expenses	234,841	180,815	54,026	29.9%
OPERATING INCOME (LOSS)	(16,489)	(13,004)	(3,485)	(26.8)%
Change in fair value of warrant liabilities	(515)	31,686	(32,201)	(101.6)%
Interest and other income (expense)	5,647	(684)	6,331	925.6%
INCOME (LOSS) BEFORE INCOME TAX EXPENSE	(11,357)	17,998	(29,355)	(163.1)%
Income tax benefit (expense)	(3,668)	(2,030)	(1,638)	80.7%
Income (loss) from equity method investment, net of tax	—	(102)	102	(100.0)%
NET INCOME (LOSS)	$(15,025)	$15,866	$(30,891)	(194.7)%

Revenue

Commission and fee revenue

Commission and fee revenue was $74.6 million for the three months ended March 31, 2023, an increase of $12.2 million, or 19.5%, compared to 2022, consisting of an increase of $9.9 million in revenue from policy renewals and an increase of $2.3 million in revenue from new policies.

The increase in revenue from policy renewals was primarily related to a 10.7% increase in related policy premiums, as well as continued strong policy retention. The increase in renewal revenue attributable to policy premiums reflects sustained year-over-year growth in our business and rate increases in several states due to higher vehicle repair costs, both of which contribute to higher premiums and, in turn, higher commission revenue.

The increase in revenue from new policies was related to sustained year-over-year growth in our business, as well as rate increases in several states. The average premium on a newly issued policy increased 7.9% for the three months ended March 31, 2023 compared to the same period in 2022 as a result of writing accounts with higher insured values at higher rates. Accordingly, premiums from newly insured policies increased $5.3 million, or 17.6%, during the three months ended March 31, 2023. In turn, base commission revenue from newly issued policies grew by $1.7 million over the same period.

Earned premium

Earned premium was $117.2 million for the three months ended March 31, 2023, an increase of $28.1 million, or 31.5%, compared to 2022. The higher level of earned premium generally correlates with the level of written premiums assumed by Hagerty Re, which increased $34.6 million, or 35.4%, compared to 2022. This increase was primarily due to Hagerty Re's U.S. quota share increasing from 70% in 2022 to approximately 80% in 2023, which accounted for $16.5 million of the overall $34.6 million increase. The remaining increase was primarily a result of consistent underlying growth in the premiums assumed across all geographic areas in which we operate.

Membership, marketplace and other revenue

Membership, marketplace and other revenue was $26.5 million for the three months ended March 31, 2023, an increase of $10.3 million, or 63.5%, compared to 2022.

Membership fee revenue was $12.5 million for the three months ended March 31, 2023, an increase of $2.2 million, or 21.6%, compared to 2022, which was primarily attributable to the increase in the issuance of new policies bundled with an HDC membership, as well as an increase in storage revenue related to our expansion of Hagerty Garage + Social locations. Hagerty Garage + Social had seven locations in operation as of March 31, 2023, compared to four locations in operation as of March 31, 2022. For the three months ended March 31, 2023, membership fees were 47.3% of the Membership, marketplace and other revenue total.

Marketplace revenue was $6.7 million for the three months ended March 31, 2023 and was primarily generated by the auction, private sale, and lending activities of Broad Arrow, which was acquired and consolidated into our results beginning in August 2022. For the three months ended March 31, 2023, marketplace revenue was 25.1% of the Membership, marketplace and other revenue total.

Other revenue was $7.3 million for the three months ended March 31, 2023, an increase of $1.4 million, or 23.8%, compared to 2022, primarily due to increases in sponsorship and admission revenue of $1.0 million and $0.3 million respectively, for the three months ended March 31, 2023 compared to 2022. Other revenue includes sponsorship, admission, advertising, valuation and registration income and accounts for 27.6% of the Membership, marketplace and other revenue total.

Operating Expenses

Salaries and benefits

Salaries and benefits expenses were $55.2 million for the three months ended March 31, 2023, an increase of $8.8 million, or 18.8%, compared to 2022. The increase was primarily attributable to a net increase of nearly 200 employees in sales, member services, technology, and Marketplace, representing an increase of approximately 10% when compared to the prior year. This headcount increase supported our growth, including the addition of several new large national insurance partnerships and our continued development of new systems and digital transformation technology investments, as well as several acquisitions, including the Broad Arrow Acquisition.

In the fourth quarter of 2022, the Board approved a voluntary retirement program and a reduction in force and, in the first quarter of 2023, approved a further reduction in force (the "2023 RIF") following a strategic review of our business processes as we focus on driving efficiencies in order to achieve growth and profitability goals. Refer to Note 10 — Restructuring, Impairment and Related Charges in Item 1 of Part I of this Quarterly Report on Form 10-Q for information related to our restructuring plans.

Ceding commission

Ceding commission expense was $55.4 million for the three months ended March 31, 2023, an increase of $13.0 million, or 30.8%, compared to 2022. The increase was primarily attributable to an increase in our U.S. quota share percentage from 70% in 2022 to approximately 80% in 2023, which accounted for $7.7 million of the increase, as well as higher U.S. premium volume ceded to Hagerty Re from our insurance carrier partners, which added approximately $5.1 million.

The following table presents the amount of premiums ceded and the quota share percentages for the three months ended March 31, 2023 and 2022:

	U.S.	Canada	U.K.	Total

	in thousands (except percentages)
	Three months ended March 31, 2023
Subject premium	$158,592	$6,101	$1,961	$166,654
Quota share percentage	81.0%	35.0%	80.0%	79.3%
Assumed premium in Hagerty Re	$128,484	$2,135	$1,569	$132,188
Net ceding commission	$53,178	$1,667	$580	$55,425

	Three months ended March 31, 2022
Subject premium	$134,746	$5,756	$1,844	$142,346
Quota share percentage	70.0%	35.0%	70.0%	68.6%
Assumed premium in Hagerty Re	$94,322	$2,015	$1,291	$97,628
Net ceding commission	$40,406	$1,490	$482	$42,378

Losses and loss adjustment expenses

Losses and loss adjustment expenses were $48.4 million for the three months ended March 31, 2023, an increase of $11.5 million, or 31.1%, compared to 2022. The increase was primarily driven by higher premium volume ceded to Hagerty Re from our insurance carrier partners. The loss ratio, including catastrophe losses, was 41.3% and 41.4% for the three months ended March 31, 2023 and 2022, respectively.

Sales expense

Sales expense was $35.1 million for the three months ended March 31, 2023, an increase of $6.7 million, or 23.5%, compared to 2022. The increase was primarily due to a $2.6 million increase in cost of sales driven by Broad Arrow vehicle sales. Additionally, broker expense increased $2.2 million and bank fees increased $0.5 million consistent with written premium growth. Lastly, magazine production and mailing costs increased $0.6 million and towing fees increased $0.4 million consistent with the growth in HDC paid member count.

General and administrative services

General and administrative services expenses were $21.4 million for the three months ended March 31, 2023, an increase of $1.9 million, or 9.9%, compared to 2022, which was primarily driven by a $1.4 million increase in occupancy costs, primarily attributable to newly opened Hagerty Garage + Social locations and a $1.3 million increase in software subscription licenses, partially offset by a $0.8 million decrease in professional services.

Depreciation and amortization

Depreciation and amortization expense was $13.7 million for the three months ended March 31, 2023, an increase of $6.6 million, or 92.3%, compared to 2022. The increase was primarily attributable to a $3.6 million impairment of digital media content assets as a result of lower than anticipated advertising and sponsorship revenue associated with these assets. Additionally, a higher base of capital assets resulted in increased depreciation and amortization expense of approximately $3.0 million.

Restructuring, impairment and related charges, net

In the first quarter of 2023, the Board approved the 2023 RIF following a strategic review of our business processes as we focus on driving efficiencies in order to achieve growth and profitability goals. As a result of these actions, during the three months ended March 31, 2023, we recognized restructuring, impairment and related charges of $5.5 million, which consisted of $5.1 million of severance related costs associated with the 2023 RIF and a $0.4 million impairment charge to write-down the value of certain digital media content assets. The Company anticipates incremental annualized savings of approximately $20.0 million to $25.0 million as a result of this reduction in force, reduced hiring plans, as well as additional cost containment initiatives. Refer to Note 10 — Restructuring, Impairment and Related Charges in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information with respect to the restructuring initiatives implemented in 2023.

Other Items

Change in fair value of warrant liabilities

During the three months ended March 31, 2023 and 2022, the change in fair value of warrant liabilities resulted in a loss of $0.5 million and a gain of $31.7 million, respectively, which represents the net change in our valuation of warrant liabilities. Refer to Note 16 — Warrant Liabilities in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information with respect to our warrants.

Interest and other income (expense)

Interest and other income (expense) was $5.6 million of income for the three months ended March 31, 2023, compared to $0.7 million of expense for the three months ended March 31, 2022. The increase was primarily due to an increase in interest income on cash balances of $4.7 million resulting from higher variable interest rates and a decrease in the value of the TRA liability of $2.6 million These factors were partially offset by an increase in interest expense of $1.1 million for outstanding borrowings related to our Credit Facility due to higher variable interest rates.

Income tax benefit (expense)

Income tax expense was $3.7 million for the three months ended March 31, 2023, an increase of $1.6 million, or 80.7%, compared to 2022. The increase in income tax expense for the three months ended March 31, 2023 compared to 2022 was primarily due to an increase in net income before income tax expense of $7.6 million within Hagerty Re, which is taxed as a corporation. Refer to Note 18 — Taxation in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information with respect to items affecting our effective tax rate.

Liquidity and Capital Resources

Maintaining a strong balance sheet and capital position is a top priority for us. We manage liquidity globally and across all operating subsidiaries.

Future Sources and Uses of Liquidity

Our sources of liquidity include our: (1) cash on hand; (2) short-term investments; (3) net working capital; (4) cash flows from operations; and (5) borrowings from our Credit Facility (as defined below), as well as other potential funding sources. Our primary liquidity needs and capital requirements include cash required for: (1) the funding of business operations, including continued investments in technology; (2) the servicing and repayment of borrowings under the Credit Agreement (as defined below); (3) the payment of income taxes; and (4) the funding of potential payments under the TRA. Based on our current expectations, we believe that these sources of liquidity will be sufficient to provide an adequate level of capital to support our anticipated short and long-term commitments, operating needs, and capital requirements.

Capital and Dividend Restrictions

Through our reinsurance subsidiary, Hagerty Re, we reinsure the same personal lines risks that are underwritten by our affiliated MGA subsidiaries on behalf of our insurance carrier partners. Our reinsurance operations are self-funded primarily through existing capital and net cash flows from operations. As of March 31, 2023, Hagerty Re had approximately $360.7 million in Cash and cash equivalents and Restricted cash and cash equivalents.

We, and particularly Hagerty Re, pay close attention to the underlying underwriting and reserving risks by monitoring the pricing and loss development of the underlying business written through our affiliated MGAs. Additionally, Hagerty Re seeks to minimize its investment risk by investing in low yield cash, money market accounts, and investment grade municipal securities.

Capital Restrictions

In Bermuda, Hagerty Re is subject to the BSCR administered by the BMA. No regulatory action is taken by the BMA if an insurer’s capital and surplus is equal to or in excess of their enhanced capital requirement, as determined by the BSCR model. In addition, the BMA has established a target capital level for each insurer which is 120% of the enhanced capital requirement. Hagerty Re maintained sufficient statutory capital surplus to comply with regulatory requirements as of March 31, 2023.

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

Regulation relating to insurer solvency is generally for the protection of the policyholders rather than for the benefit of the stockholders of an insurance company. We believe that Hagerty Re's existing cash and cash equivalents, municipal securities, and cash flow from operations will be sufficient to support its working capital and capital expenditure requirements for at least the next 12 months. Hagerty Re's future capital requirements will depend on many factors, including its reinsurance premium growth rate, renewal rates, the introduction of new and enhanced products, entry into, and successful entry in new geographic markets, and the continuing market adoption of its product offerings.

Comparative Cash Flows

The following table summarizes our cash flow data for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
	2023	2022	$ Change	% Change

	in thousands (except percentages)
Net Cash Provided by Operating Activities	$11,728	$9,014	$2,714	30.1%
Net Cash Used in Investing Activities	$(24,803)	$(31,797)	$6,994	22.0%
Net Cash Used in Financing Activities	$(18,879)	$(19,000)	$121	0.6%

Operating Activities

Cash provided by operating activities primarily consists of net income (loss), adjusted for non-cash items, and changes in working capital balances. Net cash provided by operating activities for the three months ended March 31, 2023 and 2022 is presented below:

	Three months ended March 31,
	2023	2022	$ Change	% Change

	in thousands (except percentages)
Net income (loss)	$(15,025)	$15,866	$(30,891)	(194.7)%
Non-cash adjustments to net income (loss)	20,373	(23,727)	44,100	185.9%
Changes in operating assets and liabilities	6,380	16,875	(10,495)	(62.2)%
Net Cash Provided by Operating Activities	$11,728	$9,014	$2,714	30.1%

Net cash provided by operating activities for the three months ended March 31, 2023 was $11.7 million, an increase of $2.7 million, or 30.1%, compared to 2022. The increase was due to a $13.2 million increase in Net income (loss), after excluding non-cash adjustments, partially offset by a $10.5 million decrease in cash from operating assets and liabilities.

The increase in Net income (loss), after excluding non-cash adjustments, was primarily driven by Hagerty Re where there was an increase in interest income due to higher variable interest rates earned on cash balances and a higher level of written premium resulting from an increase in U.S quota share from 70% to approximately 80%. Also contributing to the favorable comparison to the prior year is organic revenue growth across all areas of our business, as well as management's cost containment measures.

The decrease in cash from operating assets and liabilities was primarily due to an increase in Accounts, premiums and commission receivable due to the increase in Hagerty Re's U.S. quota share percentage and organic revenue growth across our business, partially offset by an increase in accrued expenses.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2023 decreased $7.0 million compared to 2022.

In the three months ended March 31, 2023, we invested approximately $8.1 million in property, equipment and software, which was primarily driven by spending on internally developed software, representing a decrease of $2.4 million when compared to the same period in 2022.

In January 2022, we invested approximately $15.3 million in cash as an equity method investment and joint venture with Broad Arrow. Then, in August 2022, we acquired the remaining 60% equity interest in Broad Arrow in an all equity transaction, at which point Broad Arrow became a wholly-owned and consolidated subsidiary of the Company. In the three months ended March 31, 2023, the lending activities of Broad Arrow resulted in the funding of $7.8 million of terms loans and term loan repayments of $0.4 million. Refer to Note 4 — Notes Receivable and Note 6 — Acquisitions and Investments in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information related to the acquisition of Broad Arrow and its lending activities.

Financing Activities

Cash used in financing activities for the three months ended March 31, 2023 decreased $0.1 million compared to 2022, primarily due to a net increase in repayments of borrowings from our Credit Facility (as defined below). There were total net cash outflows of $21.0 million related to our Credit Facility during the three months ended March 31, 2023, compared to $19.0 million of net cash outflows during the three months ended March 31, 2022.

Financing Arrangements

Multi-bank Credit Facility

In January and April 2023, The Hagerty Group entered into the Sixth and Seventh Amendment to the Amended and Restated Credit Agreement (the "Credit Agreement"), which amended the terms of our revolving credit facility (the "Credit Facility") with JPMorgan Chase Bank, N.A., as administrative agent, and the other financial institutions party thereto from time to time as lenders. The primary purpose of the amendments was to clarify certain definitions within the Credit Agreement.

The aggregate amount of commitments available to the Company under the Credit Facility is $230.0 million. The current term of the Credit Agreement expires in October 2026 and may be extended by one year on an annual basis if agreed to by us and the lenders party thereto. Any unpaid balance on the Credit Facility is due at maturity. As of March 31, 2023, total outstanding borrowings under the Credit Facility were $84.6 million.

The Credit Facility borrowings are collateralized by our assets, except for the assets of our U.K., Bermuda and German subsidiaries as well as MHH and its subsidiaries. In January 2023, Broad Arrow Europe Limited and Broad Arrow Capital UK Limited were joined to the Credit Facility as co-borrowers.

Under the Credit Agreement, we are required, among other things, to meet certain financial covenants, including a fixed charge coverage ratio and a leverage ratio. We were in compliance with these financial covenants as of March 31, 2023.

Refer to Note 12 — Long-Term Debt in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information on the Credit Facility.

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

The purpose of the interest rate swap agreement is to fix the interest rate on a portion of our existing variable rate debt in order to reduce exposure to interest rate fluctuations. Under such agreements, we pay the counterparty interest at a fixed rate. In exchange, the counterparty pays us interest at a variable rate, adjusted quarterly and based on the Secured Overnight Financing Rate ("SOFR"). The amount exchanged is calculated based on the notional amount. The significant inputs, primarily the SOFR forward curve, used to determine the fair value are considered Level 2 observable market inputs. We monitor the credit and nonperformance risk associated with our counterparty and believe the risk to be insignificant and does not warrant a credit adjustment at March 31, 2023.

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

Contractual Obligations

The following table summarizes significant contractual obligations and other commitments as of March 31, 2023:

	Total	2023	2024	2025	2026	2027	Thereafter

	in thousands
Debt	$89,030	$—	$3,361	$1,110	$84,559	$—	$—
Interest payments	1,378	473	595	310	—	—	—
Operating leases	113,952	$9,209	12,235	11,812	11,179	10,987	58,530
Purchase commitments	9,328	5,555	3,773	—	—	—	—
Total	$213,688	$15,237	$19,964	$13,232	$95,738	$10,987	$58,530

Interest payments excludes variable rate debt interest payments and commitment fees related to our Credit Facility.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet financing arrangements as of March 31, 2023.

Critical Accounting Policies and Estimates

Our unaudited Condensed Consolidated Financial Statements are prepared in accordance with GAAP. The preparation of our Condensed Consolidated Financial Statements requires management to make assumptions and estimates that affect the reported results of operations and financial position, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. These accounting estimates, amount others, may involve a high degree of complexity and judgment on the part of management. Further, these estimates and other factors could have a significant impact to our financial condition, results of operations and cash flows. Management evaluates its significant accounting estimates on an ongoing basis using historical experience and various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from management's estimates.

Our accounting policies are set forth in Note 1 — Basis of Presentation and Accounting Policies to Consolidated Financial Statements contained in the Company’s 2022 Annual Report on Form 10-K. We include herein certain updates to those policies.

New Accounting Standards

New accounting standards are described in Note 1 — Basis of Presentation and Accounting Policies, in Item 1 of Part I of this Quarterly Report on Form 10-Q, which are incorporated herein by reference.

Non-GAAP Financial Measures

Adjusted EBITDA

We define Adjusted EBITDA as consolidated Net income (loss) excluding interest and other income (expense), income tax (expense) benefit, and depreciation and amortization, adjusted to exclude (i) restructuring, impairment and related charges, net; (ii) changes in fair value of warrant liabilities; (iii) stock-based compensation expense; (iv) when applicable, the net gain or loss from asset disposals; and (v) when applicable, certain other unusual items.

We present Adjusted EBITDA because we consider it to be an important supplemental measure of the Company's performance and believe it is frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry. Management uses Adjusted EBITDA as a measure of the operating performance of our business on a consistent basis, as it removes the impact of items not directly resulting from our core operations.

By providing this non-GAAP financial measure, together with a reconciliation to net income (loss), which is the most comparable GAAP measure, we believe we are enhancing investors’ understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing our strategic initiatives. However, Adjusted EBITDA has limitations as an analytical tool, and should not be considered in isolation, or as an alternative to, or a substitute for net income (loss) or other financial statement data presented in our Condensed Consolidated Financial Statements as indicators of financial performance. Hagerty's Adjusted EBITDA may be determined or calculated differently than similarly titled measures of other companies in our industry, which could reduce the usefulness of this non-GAAP financial measure when comparing our performance to that of other companies.

The following table reconciles Adjusted EBITDA to the most directly comparable GAAP measure, which is Net income (loss):

	Three months ended March 31,
	2023	2022

	in thousands
Net income (loss)	$(15,025)	$15,866
Interest and other (income) expense	(5,647)	684
Income tax (benefit) expense	3,668	2,030
Depreciation and amortization	13,743	7,147
Restructuring, impairment and related charges, net	5,535	—
Change in fair value of warrant liabilities	515	(31,686)
Stock-based compensation expense	3,916	—
Adjusted EBITDA	$6,705	$(5,959)

Adjusted EPS

We define Adjusted Earnings (Loss) Per Share ("Adjusted EPS") as consolidated Net income (loss) attributable to both our controlling and non-controlling interest, less the change in fair value of our warrants divided by our outstanding and total potentially dilutive securities. The total potentially dilutive securities includes (1) the weighted-average issued and outstanding shares of Class A Common Stock; (2) all issued and outstanding non-controlling interest Hagerty Group Units; (3) all unexercised warrants; and (4) all unissued stock-based compensation awards.

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

The following table reconciles Adjusted EPS to the most directly comparable GAAP measure, which is Basic EPS:

	Three months ended March 31,
	2023	2022

	in thousands (except per share amounts)
Numerator:
Net income (loss) attributable to controlling interest(1)	$(2,099)	$27,507
Net income (loss) attributable to non-controlling interest	(12,926)	(11,641)
Consolidated net income (loss)	(15,025)	15,866
Change in fair value of warrant liabilities	515	(31,686)
Adjusted consolidated net income (loss)(2)	$(14,510)	$(15,820)

Denominator:
Weighted average shares of Class A Common Stock outstanding — basic(1)	83,227	82,433
Total potentially dilutive securities outstanding:
Conversion of non-controlling interest Hagerty Group Units to Class A Common Stock	255,640	251,034
Total warrants outstanding	19,484	19,484
Total unissued stock-based compensation awards	6,870	—
Potentially dilutive shares outstanding	281,994	270,518
Fully dilutive shares outstanding(2)	365,221	352,951

Basic EPS = (Net income (loss) attributable to controlling interest / Weighted-average shares of Class A Common Stock outstanding)(1)	$(0.03)	$0.33

Adjusted EPS = (Adjusted consolidated net income (loss) / Fully dilutive shares outstanding)(2)	$(0.04)	$(0.04)

(1) Numerator and Denominator of the GAAP measure Basic EPS
(2) Numerator and Denominator of the non-GAAP measure Adjusted EPS

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks as part of our ongoing business operations, which primarily include interest rate risk, liquidity risk, and concentration risk. The following sections address the significant market risks associated with our business.

Interest Rate Risk. Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate due to change in prevailing market interest rates. As of March 31, 2023, we had approximately $49.6 million of variable rate indebtedness (after taking into consideration $35.0 million in interest rate swaps which converts variable-rate debt to fixed-rate debt), representing approximately 56% of our total debt outstanding, at an average interest rate during the three months ended March 31, 2023 of approximately 7.16%. Based on variable-rate borrowings outstanding as of March 31, 2023, a 100-basis point (or 1.0%) change in our borrowing rates would result in our annual interest payments changing by approximately $0.5 million. Our market risk exposure fluctuates based on changes in underlying interest rates.

We also have a portfolio of term loans secured by collector cars of approximately $46.4 million as of March 31, 2023 upon which interest is earned at rates tied to various reference rates including the Prime Rate and Term SOFR. Finally, the assets of Hagerty Re are substantially invested in cash and cash equivalents (including money market funds) which generally earn a higher rate of return as interest rates increase.

Liquidity Risk. Liquidity risk is the risk that we will not be able to meet our financial obligations associated with financial liabilities. We manage our liquidity risk through the management of our capital structure. Our approach to managing liquidity is to ensure that we have sufficient liquidity to settle obligations and liabilities when due. Refer to "Liquidity and Capital Resources" in Item 2 of Part I of this Quarterly Report on Form 10-Q for additional information.

Concentration Risk. We rely on Markel and its subsidiaries for a significant portion of our revenue, representing approximately 97% of our commission revenues and 97% of our earned premium. Termination or disruption of this relationship could materially and adversely impact our revenue. Refer to Note 19 — Related-Party Transactions in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information with respect to our relationship with Markel.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2023 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms specified by the SEC.

Changes in Internal Controls Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in various claims and legal actions that arise in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we do not believe that the ultimate resolution of these actions will have a material adverse effect on our financial position, results of operations, liquidity or capital resources.

Future litigation may be necessary to defend ourselves and our partners by determining the scope, enforceability and validity of third party proprietary rights or to establish our proprietary rights. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

ITEM 1A. RISK FACTORS

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to our Risk Factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks that we currently do not know about or currently view as immaterial may also materially adversely affect our business, financial condition, or operating results.

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

3.1
Third Amended and Restated Certificate of Incorporation of the Company, dated December 2, 2021 (incorporated by reference to Exhibit 3.1 of the Company’s Amendment No.3 to Form S-1 (File No. 333-261810), filed with the SEC on January 20, 2023).

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

10.1
Sixth Amendment to Amended and Restated Credit Agreement, dated as of January 31, 2023, among The Hagerty Group LLC, and JPMorgan Chase Bank, N.A., as Administrative Agent to the Lenders, filed herewith.

10.2
Seventh Amendment to Amended and Restated Credit Agreement, dated as of April 7, 2023, among The Hagerty Group LLC, Broad Arrow Capital Europe Limited, Broad Arrow Capital UK Limited, the Lenders party hereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, filed herewith.

10.3†
Amendment to Employment Agreement, dated January 1, 2023, by and between the Company and Paul E. Rehrig (incorporated by reference to Exhibit 10.13 of the Company’s Form 10-K (File No. 001-40244), filed with the SEC on March 14, 2023).

10.4†
Amendment to Employment Agreement, dated March 10, 2023, by and between the Company and McKeel O Hagerty (incorporated by reference to Exhibit 10.15 of the Company’s Form 10-K (File No. 001-40244), filed with the SEC on March 14, 2023).

10.5†
Amendment to Employment Agreement, dated January 1, 2023, by and between the Company and Patrick McClymont (incorporated by reference to Exhibit 10.17 of the Company’s Form 10-K (File No. 001-40244), filed with the SEC on March 14, 2023).

10.6†
Amended and Restated Employment Agreement, dated January 1, 2023, by and between the Company and Kenneth Ahn (incorporated by reference to Exhibit 10.19 of the Company’s Form 10-K (File No. 001-40244), filed with the SEC on March 14, 2023).

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

Signatures

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 9, 2023.

HAGERTY, INC.

By:	/s/ McKeel O Hagerty
McKeel O Hagerty
Chief Executive Officer

HAGERTY, INC.

By:	/s/ Patrick McClymont
Patrick McClymont
Chief Financial Officer