Form 10-Q
period 2023-06-30
Hagerty, Inc.
filed 2023-08-08
CIK 1840776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The registrant had 84,479,065 shares of Class A Common Stock outstanding and 251,033,906 shares of Class V Common Stock outstanding as of July 21, 2023.

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

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports, are available free of charge on our website, investor.hagerty.com, under the heading "Financials & Filings" immediately after they are filed with, or furnished to, the Securities and Exchange Commission ("SEC"). We use our investor relations website, investor.hagerty.com, as a means of disclosing information which may be of interest or material to our investors and for complying with disclosure obligations under Regulation FD. Accordingly, investors should monitor our investor relations website, in addition to following our press releases, SEC filings, public conference calls, webcasts, and social media channels. Information contained on or accessible through, including any reports available on, our website or social media channels is not a part of, and is not incorporated by reference into, this Quarterly Report on Form 10-Q or any other report or document we file with the SEC. Any reference to our website in this Form 10-Q is intended to be an inactive textual reference only.

Unless the context requires otherwise, the terms "we", "our", "us", "Hagerty", and "the Company" as used in this Quarterly Report on Form 10-Q refer to Hagerty, Inc., formerly known as Aldel Financial Inc. ("Aldel"), and our consolidated subsidiaries, including The Hagerty Group, LLC ("The Hagerty Group").

Glossary of Terms

The following is a glossary of selected terms used throughout this Quarterly Report on Form 10-Q that are technical in nature and/or are specific to the operations of the Company:

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

Carrier An insurance company.

CUC Contingent Underwriting Commission, a profit-share earned by the Company from a carrier based on the written or earned premium and loss ratio results for a calendar-year.

Hagerty Re Hagerty Reinsurance Limited, our wholly-owned captive reinsurance subsidiary domiciled in Bermuda.

HDC Hagerty Drivers Club membership program.

IBNR Incurred but not reported, a reserve account used as a provision for claims and/or events that have transpired but have not yet been reported to the Carrier.

Loss Ratio Expressed as a percentage, the ratio of (i) losses and loss adjustment expenses incurred to (ii) earned premium in Hagerty Re.

Members Insurance policyholders and HDC paid subscribers.

MGA Managing General Agent, an insurance agent or broker that has been granted underwriting authority by an insurance carrier.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Hagerty, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

REVENUE:	in thousands (except per share amounts)
Commission and fee revenue	$110,187	$95,506	$184,799	$157,967
Earned premium	127,482	94,100	244,713	183,232
Membership, marketplace and other revenue	23,575	16,411	50,084	32,629
Total revenue	261,244	206,017	479,596	373,828
OPERATING EXPENSES:
Salaries and benefits	53,572	53,271	108,804	99,747
Ceding commission	60,350	45,255	115,775	87,633
Losses and loss adjustment expenses	53,564	38,620	101,976	75,539
Sales expense	41,941	37,455	77,054	65,892
General and administrative services	21,318	20,729	42,699	40,187
Depreciation and amortization	10,397	8,300	24,140	15,447
Restructuring, impairment and related charges, net	2,849	—	8,384	—
Total operating expenses	243,991	203,630	478,832	384,445
OPERATING INCOME (LOSS)	17,253	2,387	764	(10,617)
Change in fair value of warrant liabilities	(1,754)	(5,400)	(2,269)	26,286
Interest and other income (expense)	3,770	(353)	9,417	(1,037)
INCOME (LOSS) BEFORE INCOME TAX EXPENSE	19,269	(3,366)	7,912	14,632
Income tax benefit (expense)	(3,730)	(2,138)	(7,398)	(4,168)
Income (loss) from equity method investment, net of tax	—	(39)	—	(141)
NET INCOME (LOSS)	15,539	(5,543)	514	10,323
Net loss (income) attributable to non-controlling interest	(13,134)	7	(208)	11,648
NET INCOME (LOSS) ATTRIBUTABLE TO CLASS A COMMON STOCKHOLDERS	$2,405	$(5,536)	$306	$21,971

Earnings (loss) per share of Class A Common Stock:
Basic	$0.03	$(0.07)	$—	$0.27
Diluted	$0.03	$(0.07)	$—	$(0.02)

Weighted-average shares of Class A Common Stock outstanding:
Basic	84,371	82,452	83,820	82,443
Diluted	85,563	82,452	84,424	334,702

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
See Note 20 for information regarding Related-Party Transactions.

Hagerty, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

	in thousands
Net income (loss)	$15,539	$(5,543)	$514	$10,323
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,110	(1,022)	1,347	(748)
Derivative instruments	330	388	(148)	1,933
Other comprehensive income (loss)	1,440	(634)	1,199	1,185
Comprehensive income (loss)	16,979	(6,177)	1,713	11,508
Comprehensive loss (income) attributable to non-controlling interest	(14,220)	7	(1,112)	11,648
Comprehensive income (loss) attributable to Class A Common Stockholders	$2,759	$(6,170)	$601	$23,156

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
See Note 20 for information regarding Related-Party Transactions.

Hagerty, Inc.
Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2023	December 31, 2022

ASSETS	in thousands (except share amounts)
Current Assets:
Cash and cash equivalents	$114,252	$95,172
Restricted cash and cash equivalents	518,109	444,019
Accounts receivable	76,794	58,255
Premiums receivable	193,268	100,700
Commissions receivable	42,317	60,151
Notes receivable	30,991	25,493
Deferred acquisition costs, net	140,098	107,342
Other current assets	63,929	45,651
Total current assets	1,179,758	936,783
Notes receivable	11,885	11,934
Property and equipment, net	23,399	25,256
Lease right-of-use assets	77,640	82,398
Intangible assets, net	103,826	104,024
Goodwill	115,060	115,041
Other long-term assets	40,962	37,082
TOTAL ASSETS	$1,552,530	$1,312,518
LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$78,686	$77,049
Losses payable and provision for unpaid losses and loss adjustment expenses	172,133	167,257
Commissions payable	101,739	77,075
Due to insurers	128,622	68,171
Advanced premiums	34,173	17,084
Unearned premiums	303,585	235,462
Contract liabilities	29,661	25,257
Total current liabilities	848,599	667,355
Long-term lease liabilities	77,084	80,772
Long-term debt	80,841	108,280
Warrant liabilities	47,830	45,561
Deferred tax liability	16,501	12,850
Contract liabilities	18,336	19,169
Other long-term liabilities	5,370	11,162
TOTAL LIABILITIES	1,094,561	945,149
Commitments and Contingencies (Note 21)	—	—
TEMPORARY EQUITY
Preferred stock, $0.0001 par value (20,000,000 shares authorized, 8,483,561 Series A Convertible Preferred Stock issued and outstanding as of June 30, 2023 and no shares issued and outstanding as of December 31, 2022)	79,159	—
STOCKHOLDERS' EQUITY
Class A Common Stock, $0.0001 par value (500,000,000 shares authorized, 84,405,625 and 83,202,969 issued and outstanding as of June 30, 2023 and December 31, 2022, respectively)	8	8
Class V Common Stock, $0.0001 par value (300,000,000 authorized, 251,033,906 shares issued and outstanding as of June 30, 2023 and December 31, 2022)	25	25
Additional paid-in capital	556,595	549,034
Accumulated earnings (deficit)	(489,296)	(489,602)
Accumulated other comprehensive income (loss)	83	(213)
Total stockholders' equity	67,415	59,252
Non-controlling interest	311,395	308,117
Total equity (Note 15)	378,810	367,369
TOTAL LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY	$1,552,530	$1,312,518
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
See Note 20 for information regarding Related-Party Transactions.

Hagerty, Inc.
Condensed Consolidated Statements of Changes in Temporary Equity and Stockholders' Equity (Unaudited)

	Temporary Equity		Stockholders' Equity
	Series A Convertible Preferred Stock		Class A Common Stock		Class V Common Stock		Additional Paid in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
in thousands	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2022	—	$—	83,203	$8	251,034	$25	$549,034	$(489,602)	$(213)	$59,252	$308,117	$367,369
Net income (loss)	—	—	—	—	—	—	—	(2,099)	—	(2,099)	(12,926)	(15,025)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(59)	(59)	(182)	(241)
Issuance of shares under employee plans	—	—	17	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	—	—	4,113	—	—	4,113	—	4,113
Conversion of Hagerty Group Units to Class A Common Stock	—	—	119	—	—	—	1,045	—	—	1,045	(1,045)	—
Non-controlling interest issued capital	—	—	—	—	—	—	—	—	—	—	500	500
Reallocation between controlling and non-controlling interest	—	—	—	—	—	—	(143)	—	—	(143)	143	—
Balance at March 31, 2023	—	—	83,339	8	251,034	25	554,049	(491,701)	(272)	62,109	294,607	356,716
Net income (loss)	—	—	—	—	—	—	—	2,405	—	2,405	13,134	15,539
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	355	355	1,085	1,440
Issuance of shares under employee plans	—	—	926	—	—	—	906	—	—	906	—	906
Share-based compensation	—	—	—	—	—	—	4,109	—	—	4,109	—	4,109
Conversion of Hagerty Group Units to Class A Common Stock	—	—	141	—	—	—	1,266	—	—	1,266	(1,266)	—
Issuance of Series A Preferred Convertible Stock, net of issuance costs	8,484	79,159	—	—	—	—	—	—	—	—	—	—
Non-controlling interest issued capital	—	—	—	—	—	—	—	—	—	—	100	100
Reallocation between controlling and non-controlling interest	—	—	—	—	—	—	(3,735)	—	—	(3,735)	3,735	—
Balance at June 30, 2023	8,484	$79,159	84,406	$8	251,034	$25	$556,595	$(489,296)	$83	$67,415	$311,395	$378,810

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
See Note 20 for information regarding Related-Party Transactions.

Hagerty, Inc.
Condensed Consolidated Statements of Changes in Temporary Equity and Stockholders' Equity (Unaudited)

	Temporary Equity	Stockholders' Equity
	Redeemable Non-controlling Interest	Class A Common Stock		Class V Common Stock		Additional Paid in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
in thousands		Shares	Amount	Shares	Amount
Balance at December 31, 2021	$593,277	82,327	$8	251,034	$25	$160,189	$(482,276)	$(1,727)	$(323,781)	$1,305	$(322,476)
Net income (loss) before exchange agreement amendment	(11,205)	—	—	—	—	—	(3,679)	—	(3,679)	(172)	(3,851)
Other comprehensive income (loss) before exchange agreement amendment	—	—	—	—	—	—	—	1,657	1,657	—	1,657
Exercise of warrants	—	125	—	—	—	1,906	—	—	1,906	—	1,906
Redemption value adjustment for redeemable non-controlling interest	1,560,418	—	—	—	—	(162,095)	(1,398,325)	—	(1,560,420)	—	(1,560,420)
Removal of the redeemable feature of the non-controlling interest	(2,142,490)	—	—	—	—	528,615	1,398,325	—	1,926,940	215,550	2,142,490
Net income (loss) subsequent to exchange agreement amendment	—	—	—	—	—	—	31,187	—	31,187	(264)	30,923
Other comprehensive income (loss) subsequent to exchange agreement amendment	—	—	—	—	—	—	—	162	162	—	162
Balance at March 31, 2022	—	82,452	8	251,034	25	528,615	(454,768)	92	73,972	216,419	290,391
Net income (loss)	—	—	—	—	—	—	(5,536)	—	(5,536)	(7)	(5,543)
Other comprehensive income (loss)	—	—	—	—	—	—	—	(634)	(634)	—	(634)
Share-based compensation	—	—	—	—	—	4,307	—	—	4,307	—	4,307
Non-controlling interest issued capital	—	—	—	—	—	—	—	—	—	1,000	1,000
Balance at June 30, 2022	$—	82,452	$8	251,034	$25	$532,922	$(460,304)	$(542)	$72,109	$217,412	$289,521

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
See Note 20 for information regarding Related-Party Transactions.

Hagerty, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended June 30,
	2023	2022

OPERATING ACTIVITIES:	in thousands
Net income (loss)	$514	$10,323
Adjustments to reconcile net income (loss) to net cash from operating activities:
Change in fair value of warrant liabilities	2,269	(26,286)
Depreciation and amortization expense	24,140	15,447
Provision for deferred taxes	3,480	2,553
Impairment of operating lease right-of-use assets	1,147	—
Loss on disposals of equipment, software and other assets	1,668	361
Share-based compensation expense	8,222	4,307
Other	958	229
Changes in operating assets and liabilities:
Accounts, premiums and commission receivable	(93,549)	(54,294)
Deferred acquisition costs	(32,756)	(23,307)
Losses payable and provision for unpaid losses and loss adjustment expenses	4,876	14,570
Commissions payable	24,664	14,795
Due to insurers	60,174	52,486
Advanced premiums	17,043	15,032
Unearned premiums	68,123	49,395
Other assets and liabilities, net	(20,416)	(15,686)
Net Cash Provided by Operating Activities	70,557	59,925
INVESTING ACTIVITIES:
Capital expenditures	(16,251)	(21,520)
Acquisitions, net of cash acquired	(7,084)	(13,520)
Purchase of previously held equity method investment	—	(15,250)
Issuance of notes receivable	(11,015)	—
Collection of notes receivable	6,235	—
Purchase of fixed income securities	(6,172)	(2,448)
Maturities of fixed income securities	2,964	1,216
Other investing activities	22	(1,639)
Net Cash Used in Investing Activities	(31,301)	(53,161)
FINANCING ACTIVITIES:
Payments on long-term debt	(99,250)	(91,500)
Proceeds from long-term debt	71,590	42,000
Proceeds from issuance of preferred stock, net of issuance costs	79,159	—
Contribution from non-controlling interest	600	1,000
Proceeds from issuance of common stock under employee stock purchase plan	906	—
Net Cash Provided by (Used in) Financing Activities	53,005	(48,500)
Effect of exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	909	(787)

Change in cash and cash equivalents and restricted cash and cash equivalents	93,170	(42,523)
Beginning cash and cash equivalents and restricted cash and cash equivalents	539,191	603,972
Ending cash and cash equivalents and restricted cash and cash equivalents	$632,361	$561,449
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
See Note 20 for information regarding Related-Party Transactions.

Hagerty, Inc.
Notes To Condensed Consolidated Financial Statements (Unaudited)

1 — Basis of Presentation and Accounting Policies

In these notes to the Condensed Consolidated Financial Statements, the terms "we," "Hagerty," and "the Company" refer to Hagerty, Inc., and its consolidated subsidiaries, including The Hagerty Group, LLC ("The Hagerty Group"), unless the context requires otherwise.

Description of Business — Hagerty is a global market leader in providing insurance for classic cars and enthusiast vehicles. In addition, Hagerty provides an automotive enthusiast platform that engages, entertains and connects with its insurance policyholders and Hagerty Drivers Club ("HDC") paid subscribers, collectively referred to herein as "Members," and other car enthusiasts. The Company’s headquarters are located in Traverse City, Michigan.

The Company operates through various subsidiaries, which generate the following revenue streams:

Commission and fee revenue

As a Managing General Agency ("MGA"), Hagerty earns commission and fee revenue for the underwriting, sale and servicing of classic car, enthusiast vehicle and marine insurance policies written through personal and commercial lines agency agreements with multiple insurance carriers in the United States ("U.S."), Canada and the United Kingdom ("U.K.").

Earned premium

Reinsurance premiums are earned through Hagerty Reinsurance Limited ("Hagerty Re"), which is registered as a Class 3A reinsurer under the Bermuda Insurance Act 1978. Hagerty Re reinsures the classic car, enthusiast vehicle and marine risks written through Hagerty's MGA entities in the U.S., Canada and the U.K. Earned premium is recorded net of premiums ceded to third-party reinsurers.

The policies sold by Hagerty's U.S. MGAs are underwritten by Essentia Insurance Company ("Essentia") and reinsured with Essentia's affiliate, Evanston Insurance Company ("Evanston"). In turn, Hagerty Re assumes a portion of the risk and earns premiums through a quota share agreement with Evanston. Essentia and Evanston are wholly-owned subsidiaries of Markel Corporation ("Markel"), which is a related party. Refer to Note 20 — Related-Party Transactions for additional information.
The policies sold by Hagerty's Canadian MGA are underwritten by Aviva Canada Inc. ("Aviva"), through Aviva's Canadian subsidiary, Elite Insurance Company ("Elite"). In turn, Hagerty Re assumes a portion of the risk and earns premiums through a quota share agreement with Elite.
The policies sold by Hagerty's U.K. MGA are underwritten by Markel International Insurance Company Limited ("Markel International"). In turn, Hagerty Re assumes a portion of the risk and earns premiums through a quota share agreement with Markel International, a wholly-owned subsidiary of Markel, which is a related party. Refer to Note 20 — Related-Party Transactions for additional information. As U.K. law requires unlimited liability coverage, Hagerty Re purchases reinsurance to limit its liability to £1,000,000 per claim.

Membership, marketplace and other revenue

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

In January 2022, the Company entered into a joint venture with Broad Arrow Group, Inc. and its consolidated subsidiaries ("Broad Arrow"), pursuant to which Hagerty invested $15.3 million in cash in exchange for equity ownership of approximately 40% of Broad Arrow. Then, in August 2022, the Company acquired the remaining 60% of Broad Arrow in exchange for approximately $73.3 million of equity consideration consisting of Class A Common Stock and limited liability units in The Hagerty Group ("Hagerty Group Units"). As a result of this acquisition, the Company and Broad Arrow expect to further leverage their respective product offerings and continue to build Marketplace. Refer to Note 6 — Acquisitions and Investments for additional information.

The Company also owns and operates collector car events, including The Amelia and Greenwich Concours d'Elegance, through which revenue is earned from ticket sales and sponsorships. Lastly, the Company operates Hagerty Garage + Social, a network of world-class vehicle storage and exclusive social club facilities for classic, collector and exotic car owners.

Basis of Presentation — The Company's Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the regulations of the Securities and Exchange Commission and include the accounts of Hagerty, Inc., which is comprised of The Hagerty Group with its consolidated subsidiaries. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as permitted by such rules and regulations.

The Company's Condensed Consolidated Financial Statements reflect all normal recurring adjustments and accruals that are, in the opinion of management, necessary for a fair statement of its financial position and results of operations for the interim periods presented.

These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

Principles of Consolidation — The Company's Condensed Consolidated Financial Statements contain the accounts of Hagerty, Inc. and its majority-owned or controlled subsidiaries. The Company is the sole managing member of The Hagerty Group and, as a result, consolidates the financial statements of The Hagerty Group. The Company had economic ownership of 24.8% and 24.5% of The Hagerty Group as of June 30, 2023 and December 31, 2022, respectively. In addition, Member Hubs Holding, LLC ("MHH"), which operates as Hagerty Garage + Social, is an approximately 80% owned subsidiary of The Hagerty Group. The Company consolidates these entities using the voting interest method in accordance with Accounting Standards Codification ("ASC") Topic 810, Consolidations ("ASC 810"). Non-controlling interest is presented separately on the Condensed Consolidated Statements of Operations, the Condensed Consolidated Statements of Comprehensive Income (Loss), the Condensed Consolidated Balance Sheets, and the Condensed Consolidated Statements of Changes in Temporary Equity and Stockholders' Equity.

From January 2022 to August 2022, the Company owned approximately 40% of Broad Arrow, which was accounted for as an equity method investment. Subsequent to the acquisition of the remaining 60% of Broad Arrow in August 2022, Broad Arrow became a wholly-owned subsidiary of the Company and, as a result, the financial statements of Broad Arrow are now consolidated as a part of Hagerty. Refer to Note 6 — Acquisitions and Investments for additional information.

All intercompany accounts and transactions have been eliminated in consolidation.

Business Combination — On December 2, 2021, (the "Closing"), The Hagerty Group completed a business combination with Aldel Financial Inc. ("Aldel"), and Aldel Merger Sub LLC ("Merger Sub"), a Delaware limited liability company and wholly-owned subsidiary of Aldel (the "Business Combination"). In connection with the Closing, Aldel changed its name from Aldel Financial Inc. to Hagerty, Inc.

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

Use of Estimates — The preparation of the Company's Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities as of the date of the Condensed Consolidated Financial Statements, as well as the reported amounts of revenue and expenses during the reporting period. Although the estimates are considered reasonable, actual results could materially differ from those estimates.

Significant estimates made by management include, but are not limited to: (i) the provision for unpaid losses and loss adjustment expenses, including incurred but not reported ("IBNR") claims; (ii) the fair value of the Company's warrant liabilities; (iii) the amount of the liability associated with the Tax Receivable Agreement ("TRA"); (iv) the valuation and accounting for the assets acquired and liabilities assumed in business combinations; (v) the fair values of the reporting units used in assessing the recoverability of goodwill; and (vi) the valuation and useful lives of intangible assets. Although some variability is inherent in these estimates, the Company believes that the current estimates are reasonable in all material respects. These estimates are reviewed regularly and adjusted as necessary. Adjustments related to changes in estimates are reflected in the Company’s results of operations in the period during which those estimates changed.

Segment Information — The Company has one operating segment and one reportable segment. The Company’s Chief Operating Decision Maker ("CODM") is the Chief Executive Officer ("CEO"), who makes resource allocation decisions and assesses performance based on financial information presented on a consolidated basis. The Company’s management approach is to utilize an internally developed strategic decision making framework with its Members and customers at the center of all decisions, which requires the CODM to have a consolidated view of the operations so that decisions can be made in the best interest of Hagerty and its Members.

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

Supplemental Cash Flow Information — The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents as of June 30, 2023 and 2022:

	June 30, 2023	June 30, 2022

	in thousands
Cash and cash equivalents	$114,252	$180,165
Restricted cash and cash equivalents	518,109	381,284
Total cash and cash equivalents and restricted cash and cash equivalents	$632,361	$561,449

The table below presents information regarding the Company's non-cash investing activities, as well as the cash paid for interest and taxes for the six months ended June 30, 2023 and 2022:

	Six months ended June 30,
	2023	2022

NON-CASH INVESTING ACTIVITIES:	in thousands
Capital expenditures	$212	$4,389
Acquisitions	$1,742	$7,500

CASH PAID FOR:
Interest	$3,312	$2,037
Income taxes	$6,500	$5,250

The issuance of Class A Common Stock resulting from the vesting of restricted stock units is a non-cash financing activity. Refer to Note 18 — Share-Based Compensation for information related to share-based compensation.

Recently Adopted Accounting Standards

Leases — In February 2016, the Financial Accounting Standards Board (the "FASB") issued ASC 842, which supersedes the lease requirements in ASC Topic 840, Leases. ASC 842 requires the recognition of an asset and liability for the rights and obligations created by a leased asset, whether classified as an operating lease or a finance lease. The Company adopted ASC 842 effective January 1, 2022 using the modified retrospective approach and elected not to recast comparative prior year periods. Upon adoption, the Company measured and recorded its operating lease liabilities at the present value of the remaining rental payments. Corresponding right-of-use ("ROU") assets were recorded based on the amount of the lease liabilities, adjusted by any unamortized lease incentives, deferred rent accruals and initial direct costs. The adoption of ASC 842 resulted in the recognition of initial ROU assets and lease liabilities of $72.8 million as of January 1, 2022.

ASC 842 also requires sellers in a sale-leaseback transaction to recognize the entire gain from the sale of an underlying asset at the time of sale rather than over the leaseback term. The carrying value of the deferred gain on the single sale-leaseback transaction executed by the Company prior to January 1, 2022 was approximately $4.3 million and was recorded as an increase to "Accumulated Earnings (Deficit)" and "Non-controlling Interest" within the Condensed Consolidated Statements of Changes in Temporary Equity and Stockholders' Equity at adoption.

The adoption of ASC 842 did not have a material impact on the Condensed Consolidated Statements of Operations or Condensed Consolidated Statements of Cash Flows.

The Company also elected the package of practical expedients provided by ASC 842, which allowed it to: (i) not reassess whether expired or existing contracts contained leases, (ii) not reassess previous lease classification, and (iii) not revalue initial direct costs for existing leases. The Company also elected the lessee practical expedient to combine lease and non-lease components in the accounting for leases of all asset classes. In addition, the Company did not elect the hindsight practical expedient. The expense of operating leases under ASC 842 is generally recognized on a straight-line basis which is calculated as the total lease cost divided by the lease term and is recognized in the Condensed Consolidated Statements of Operations.

Credit Losses — In June 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments - Credit Losses (ASC Topic 326): Measurement of Credit Losses on Financial Instruments, which amends previously issued guidance regarding the impairment of financial instruments by creating an impairment model that is based on expected losses rather than incurred losses. The standard requires financial assets measured on the amortized cost basis to be presented at the net amount expected to be collected. The following financial assets held by the Company are within the scope of ASU No. 2016-13: (i) Accounts receivable, (ii) Premiums receivable, (iii) Commissions receivable, (iv) Notes receivable and (v) certain fixed income securities. The amount of any required allowance for expected credit losses is determined utilizing historical loss rates, which are then adjusted, if necessary, for specific financial assets that are judged to have a higher-than-normal risk profile. Additional credit loss allowances may also be recorded after taking into account macro-economic and industry risk factors. For Notes receivable, to the extent necessary, the amount of any required allowance for credit losses takes into account the estimated realizable value of the collateral securing the loan. The Company adopted ASU No. 2016-13 on January 1, 2023 without a material effect on the Company's Condensed Consolidated Financial Statements and with no required cumulative-effect adjustment to "Accumulated earnings (deficit)" within the Condensed Consolidated Statements of Changes in Temporary Equity and Stockholders' Equity.

2 — Revenue

Disaggregation of Revenue — The following table presents Hagerty's revenue by distribution channel offering, as well as a reconciliation to total revenue for the three and six months ended June 30, 2023 and 2022:

	Agent	Direct	Total

	in thousands
	Three months ended June 30, 2023
Commission and fee revenue	$46,972	$40,702	$87,674
Contingent commission revenue	12,242	10,271	22,513
Membership revenue	—	13,146	13,146
Marketplace and other revenue	—	10,429	10,429
Total revenue from customer contracts	59,214	74,548	133,762
Earned premium recognized under ASC 944			127,482
Total revenue			$261,244

	Three months ended June 30, 2022
Commission and fee revenue	$40,193	$35,479	$75,672
Contingent commission revenue	10,857	8,977	19,834
Membership revenue	—	11,131	11,131
Marketplace and other revenue	—	5,280	5,280
Total revenue from customer contracts	51,050	60,867	111,917
Earned premium recognized under ASC 944			94,100
Total revenue			$206,017

	Agent	Direct	Total

	in thousands
	Six months ended June 30, 2023
Commission and fee revenue	$78,659	$66,841	$145,500
Contingent commission revenue	21,681	17,618	39,299
Membership revenue	—	25,693	25,693
Marketplace and other revenue	—	24,391	24,391
Total revenue from customer contracts	100,340	134,543	234,883
Earned premium recognized under ASC 944			244,713
Total revenue			$479,596

	Six months ended June 30, 2022
Commission and fee revenue	$66,392	$58,152	$124,544
Contingent commission revenue	18,232	15,191	33,423
Membership revenue	—	21,449	21,449
Marketplace and other revenue	—	11,180	11,180
Total revenue from customer contracts	84,624	105,972	190,596
Earned premium recognized under ASC 944			183,232
Total revenue			$373,828

The following table presents Hagerty's revenue disaggregated by geographic area, as well as a reconciliation to total revenue for the three and six months ended June 30, 2023 and 2022:

	U.S.	Canada	Europe	Total

	in thousands
	Three months ended June 30, 2023
Commission and fee revenue	$77,611	$8,587	$1,476	$87,674
Contingent commission revenue	22,478	—	35	22,513
Membership revenue	12,254	892	—	13,146
Marketplace and other revenue	9,061	348	1,020	10,429
Total revenue from customer contracts	121,404	9,827	2,531	133,762
Earned premium recognized under ASC 944				127,482
Total revenue				$261,244

	Three months ended June 30, 2022
Commission and fee revenue	$66,400	$7,956	$1,316	$75,672
Contingent commission revenue	19,798	—	36	19,834
Membership revenue	10,288	843	—	11,131
Marketplace and other revenue	4,754	152	374	5,280
Total revenue from customer contracts	101,240	8,951	1,726	111,917
Earned premium recognized under ASC 944				94,100
Total revenue				$206,017

	U.S.	Canada	Europe	Total

	in thousands
	Six months ended June 30, 2023
Commission and fee revenue	$132,208	$10,957	$2,335	$145,500
Contingent commission revenue	39,230	—	69	39,299
Membership revenue	23,923	1,770	—	25,693
Marketplace and other revenue	22,587	512	1,292	24,391
Total revenue from customer contracts	217,948	13,239	3,696	234,883
Earned premium recognized under ASC 944				244,713
Total revenue				$479,596

	Six months ended June 30, 2022
Commission and fee revenue	$112,070	$10,274	$2,200	$124,544
Contingent commission revenue	33,266	—	157	33,423
Membership revenue	19,779	1,670	—	21,449
Marketplace and other revenue	10,066	470	644	11,180
Total revenue from customer contracts	175,181	12,414	3,001	190,596
Earned premium recognized under ASC 944				183,232
Total revenue				$373,828

Refer to Note 9 — Reinsurance for additional information regarding "Earned premium" recognized under ASC 944.

Contract Assets and Liabilities — The following table is a summary of the Company's contract assets and liabilities as of June 30, 2023 and December 31, 2022. Contract assets are included within "Commissions receivable" and liabilities are classified as "Contract liabilities" within current and non-current liabilities on the Condensed Consolidated Balance Sheets.

	June 30, 2023	December 31, 2022

	in thousands
Contract assets	$38,240	$60,151
Contract liabilities	$47,997	$44,426

Contract assets consist of contingent underwriting commission ("CUC") receivables, which are earned throughout the year and settled annually in the first quarter of the following year. As such, the "Commissions receivable" balance is generally smallest in the first quarter, and grows throughout the year as additional CUC receivables are accrued.

Contract liabilities consist of cash collected in advance of revenue recognition, which primarily includes HDC membership and the advanced commission related to the Company's master alliance agreement with State Farm Mutual Automobile Insurance Company ("State Farm"). Refer to Note 20 — Related-Party Transactions for additional information regarding the Company's master alliance agreement with State Farm.

3 — Notes Receivable

Broad Arrow makes term loans to high-net-worth individuals and businesses secured by collector cars. Term loans made by Broad Arrow can carry a fixed or variable rate of interest and typically have an initial maturity of up to two years, often with an option for the client to renew for one year increments, provided the client remains in good standing. The carrying value of the loan portfolio approximates its fair value due to the relatively short-term maturities and the market rates of interest associated with most loans.

In certain situations, term loans are made to clients to refinance the accounts receivable balances generated by their Broad Arrow auction or private sale purchases. These term loans are accounted for as non-cash transfers between "Accounts receivable" and "Notes receivable" and are, therefore, not reflected as the funding of "Notes receivable" within Investing Activities in the Company's Condensed Consolidated Statements of Cash Flows. Upon repayment, the cash received in settlement of such Notes receivable is classified within Operating Activities in the Company's Condensed Consolidated Statements of Cash Flows.

Broad Arrow aims to mitigate the risk associated with a potential devaluation in collateral by targeting a maximum loan-to-value ("LTV") ratio of 65% (i.e., the principal loan amount divided by the estimated value of the collateral). The LTV ratio is reassessed if the loan is renewed and on a quarterly basis, or more frequently, if there is a material change in the circumstances related to the loan, the value of the collateral, the disposal plans for the collateral, or if an event of default occurs. If, as a result of this reassessment, the LTV ratio increases above the target level, the borrower is contractually required to make principal payments and/or post sufficient additional collateral to reduce the LTV ratio to cure the overage. If an event of default occurs with respect to a loan, Broad Arrow is entitled to sell the collateral to recover the outstanding principal and accrued interest balance.

Management believes that the LTV ratio is the critical credit quality indicator for the loans made by Broad Arrow. In estimating the realizable value of the collector cars pledged as collateral for Broad Arrow's loans, management utilizes its expertise in the collector car market and considers an array of factors impacting the current and expected future value of each car including the year, make, model, mileage, history, and in the case of classic cars, the provenance, quality of restoration (if applicable), the originality of the body, chassis, and mechanical components, and comparable market transaction values.

The repayment of secured loans can be adversely impacted by a decline in the collector car market in general or in the value of the collateral, which is concentrated within certain collecting categories. In addition, in situations when Broad Arrow’s claim on the collateral is subject to a legal process, the ability to realize proceeds from the collateral may be limited or delayed.

As of June 30, 2023, Broad Arrow's net notes receivable balance was $42.9 million, of which $31.0 million was classified within current assets and $11.9 million was classified within long-term assets on the Condensed Consolidated Balance Sheets. As of December 31, 2022, Broad Arrow's net notes receivable balance was $37.4 million, of which $25.5 million was classified within current assets and $11.9 million was classified within long-term assets on the Condensed Consolidated Balance Sheets. The classification of a loan as current or non-current takes into account the contractual maturity date of the loan, as well as the likelihood of renewing the loan on or before its contractual maturity date.

The table below provides the aggregate LTV ratio for Broad Arrow's loan portfolio as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022

	in thousands
Secured loans	$42,876	$37,427
Estimate of collateral value	$100,053	$75,802
Aggregate LTV ratio	42.9%	49.4%

As of June 30, 2023, one borrower had three outstanding loans totaling $11.6 million, which represents 27% of the total loan portfolio. The collateral related to these loans was $31.8 million, resulting in an LTV ratio of 36%.

Management considers a loan to be past due when an interest payment is not paid within 10 days of the monthly due date, or if the principal amount is not repaid by the contractual maturity date. As of June 30, 2023 and December 31, 2022, the amount of past due interest payments was immaterial and there were no past due principal payments.

A non-accrual loan is a loan for which future interest income is not recorded due to management’s determination that it is probable that future interest on the loan will not be collectible. Broad Arrow did not have any material non-accrual loans as of June 30, 2023 or December 31, 2022.

As of June 30, 2023 and December 31, 2022, the allowance for expected credit losses related to the Broad Arrow loan portfolio was not material based on management’s quarterly risk assessment, which takes into consideration a number of factors including the level of historical losses for similar loans, the quality of the collateral, the low LTV ratio of the loans, management's overall assessment of the current circumstances and risks related to each loan, and, to a lesser extent, the creditworthiness of each borrower.

As of December 31, 2022, management performed an analysis on the loan portfolio for indicators of impairment and determined that there were no impaired loans outstanding.

4 — Other Assets

As of June 30, 2023 and December 31, 2022, other assets, current and long-term, consist of:

	June 30, 2023	December 31, 2022

	in thousands
Prepaid sales, general and administrative expenses	$21,810	$24,234
Prepaid software as a service ("SaaS") implementation costs	19,046	18,501
Fixed income investments	16,489	12,986
Contract costs	7,482	6,576
Consignor advances (1)	6,100	—
Inventory (2)	4,973	2,074
Digital media content (3)	2,652	5,580
Deferred reinsurance premiums ceded	14,552	91
Other (4)	11,787	12,691
Other assets	$104,891	$82,733

(1) Broad Arrow makes consignor advances secured by collector cars that are contractually committed, in the near term, to be offered for sale at a Broad Arrow auction. Consignor advances allow the seller to receive funds upon consignment for an auction sale that will occur up to six months in the future and have short-term contractual maturities.
(2) As of June 30, 2023, "Inventory" primarily includes vehicles owned by Broad Arrow that have been purchased for resale purposes.
(3) The reduction in digital media content when compared to December 31, 2022 was primarily attributable to $3.8 million of impairments recorded in the first half of 2023 as a result of lower than anticipated advertising and sponsorship revenue associated with these assets.
(4) As of June 30, 2023, other assets primarily includes $4.0 million of other investments, the $3.1 million fair value of an interest rate swap, $2.7 million of collector vehicle investments, and $1.4 million of deferred financing costs related to the Company's credit facility. As of December 31, 2022, other assets primarily included $4.0 million of other investments, the $3.3 million fair value of an interest rate swap, $2.5 million of collector vehicle investments, $1.4 million of deferred financing costs related to the Company's credit facility, and $1.4 million related to an outstanding reinsurance recoverable.

5 — Leases

The following table summarizes the components of the Company's operating lease expense for the three and six months ended June 30, 2023 and 2022:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

	in thousands
Operating lease expense (1)	$3,153	$2,233	$6,300	$4,283
Short-term lease expense (1)	147	66	216	77
Variable lease expense (1) (3)	842	669	1,649	1,245
Sublease revenue (2)	(134)	(33)	(197)	(45)
Lease cost, net	$4,008	$2,935	$7,968	$5,560

(1)    Classified within "General and administrative services" on the Condensed Consolidated Statements of Operations.
(2)    Classified within "Membership, marketplace and other revenue" on the Condensed Consolidated Statements of Operations.
(3)    Amounts include payments for maintenance, taxes, insurance and payments affected by the Consumer Price Index.

The following tables summarize supplemental balance sheet information related to operating leases as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022

	in thousands
Operating lease ROU assets (1)	$77,640	$82,398

Current lease liabilities (2)	7,988	7,556
Long-term lease liabilities	77,084	80,772
Total operating lease liabilities	$85,072	$88,328

	June 30, 2023	December 31, 2022

	in thousands
ROU assets obtained in exchange for new operating lease liabilities (3)	$359	$82,398
Gains on sales and leaseback transactions, net	$—	$4,314
Weighted-average lease term	9.82	10.23
Weighted-average discount rate	5.5%	5.5%

(1)    Refer to Note 10 — Restructuring, Impairment and Related Charges for information regarding operating lease ROU asset impairments.
(2)    Current lease liabilities are recorded within "Accounts payable, accrued expenses and other current liabilities" within the Condensed Consolidated Balance Sheets.
(3) Represents the amount of ROU assets obtained during the six months ended June 30, 2023 and year ended December 31, 2022, which includes the transition adjustment of $72.8 million for operating lease ROU assets recorded as of January 1, 2022, upon the adoption of ASC 842.

The following table summarizes information about the amount and timing of the Company's future operating lease commitments as of June 30, 2023:

in thousands
2023	$6,177
2024	12,299
2025	11,876
2026	11,244
2027	11,052
Thereafter	58,646
Total lease payments	111,294
Less: imputed interest	(26,222)
Total lease liabilities	$85,072

6 — Acquisitions and Investments

During the six months ended June 30, 2023 and 2022, the Company completed business combinations and asset acquisitions with an aggregate purchase price, including deferred consideration, of $2.7 million and $18.5 million, respectively.

Broad Arrow Acquisition

In January 2022, Hagerty entered into a joint venture with Broad Arrow, pursuant to which Hagerty invested $15.3 million in cash in exchange for equity ownership of approximately 40% of Broad Arrow. The Company followed equity method accounting for its investment in Broad Arrow with the carrying amount recorded within "Equity method investments" on the Condensed Consolidated Balance Sheets as of June 30, 2022 and the Company's share of income (loss) related to Broad Arrow recorded within "Income (loss) from equity method investment, net of tax" on the Condensed Consolidated Statements of Operations.

In August 2022, the Company acquired the remaining 60% of Broad Arrow from the former Broad Arrow shareholders in exchange for equity consideration (the "Broad Arrow Acquisition") consisting of shares of the Company's Class A Common Stock and Hagerty Group Units. The number of Class A Common Stock shares and Hagerty Group Units issued was calculated using a 20-day Volume Weighted Average Stock Price of Class A Common Stock prior to the closing date on August 16, 2022. The fair value of the purchase consideration of $73.3 million was calculated based on the Class A Common Stock price of $13.47 as of the closing date. As a result of the Broad Arrow Acquisition, the Company and Broad Arrow expect to further leverage their respective product offerings and continue to build Marketplace.

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

(1) The Broad Arrow Acquisition was accounted for as a step acquisition. Accordingly, the Company remeasured its pre-existing 40% equity interest in Broad Arrow immediately prior to the completion of the acquisition to its estimated fair value of approximately $48.3 million. This fair value was derived from the Hagerty, Inc. stock price of $13.47 as of the closing date and thus represents a Level 1 fair value measurement. As a result of the remeasurement, the Company recorded a net gain of approximately $34.7 million in the third quarter of 2022, representing the excess of the $48.3 million estimated fair value of its pre-existing 40% equity interest over its closing date carrying value of approximately $13.6 million.

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

(1) Broad Arrow makes term loans secured by collector cars. The fair value of the acquired loans approximates their carrying value due to the relatively short-term maturities and market rates of interest associated with most loans. Refer to Note 3 — Notes Receivable for additional information with respect to the Broad Arrow loan portfolio.
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

The excess of the purchase consideration over the aggregate estimated fair values of identifiable assets acquired, net of liabilities assumed was recorded as goodwill. The goodwill recognized is primarily a result of the expected enhancement of Marketplace through Broad Arrow's various service offerings, including buying, selling and financing of collector cars through classified listings, auctions and facilitating private sales, as well as the assembled workforce and various other factors.

The acquisition of Broad Arrow was not material to the Company's Condensed Consolidated Statements of Operations. Therefore, pro forma results of operations related to this acquisition have not been presented. Following the Broad Arrow Acquisition, the financial statements of Broad Arrow are consolidated into the Company's Condensed Consolidated Financial Statements.

Speed Digital Acquisition

In April 2022, Hagerty acquired Speed Digital LLC ("Speed Digital") for a purchase price of $15.0 million. The Company paid $7.5 million at closing with an additional two annual installments of $3.75 million to be paid in 2023 and 2024. The first annual installment was paid during the six months ended June 30, 2023 and the second annual installment will be paid in the first quarter of 2024. Speed Digital was previously wholly-owned indirectly by Robert Kauffman, a member of the Company's Board of Directors (the "Board"), who will receive 100% of the proceeds of the purchase price. Speed Digital operates a software as a service ("SaaS") business primarily serving collector car dealers and auction houses, and an advertising and content syndication platform, which includes Motorious.com. The Company acquired Speed Digital to enhance the Marketplace business to establish relationships with their dealer partners and facilitate growth in Marketplace products; augment the Company's automotive intelligence data; and allow Motorious.com to drive audience engagement, content distribution, and advertising revenue.

7 — Goodwill and Intangible Assets

Goodwill

The following is a reconciliation of the changes in the Company's goodwill for the six months ended June 30, 2023 and 2022:

	2023	2022

	in thousands
Goodwill as of January 1,	$115,041	$11,488
Goodwill resulting from acquisition	—	5,044
Effect of foreign currency translation	19	(7)
Goodwill as of June 30,	$115,060	$16,525

Refer to Note 6 — Acquisitions and Investments for information related to the Company's acquisitions of Speed Digital, in April 2022, and Broad Arrow, in August 2022, which together resulted in the recognition of $103.6 million of goodwill.

Intangible Assets

The cost and accumulated amortization of intangible assets as of June 30, 2023 and December 31, 2022 are as follows:

	Weighted Average Useful Life	June 30, 2023	December 31, 2022

		in thousands
Renewal rights	10.0	$20,221	$17,282
Internally developed software	3.1	119,885	109,764
Trade names and trademarks	14.0	12,541	12,541
Relationships and customer lists	15.4	13,898	13,890
Other	4.4	1,445	1,434
Intangible assets		167,990	154,911
Less: accumulated amortization		(64,164)	(50,887)
Intangible assets, net		$103,826	$104,024

Intangible asset amortization expense was $7.0 million and $5.3 million for the three months ended June 30, 2023 and 2022, respectively, and $13.8 million and $9.5 million for the six months ended June 30, 2023 and 2022, respectively.

The estimated future aggregate amortization expense as of June 30, 2023 is as follows (in thousands):

2023	$16,808
2024	26,110
2025	18,760
2026	11,176
2027	8,376
Thereafter	22,596
Total	$103,826

8 — Provision for Unpaid Losses and Loss Adjustment Expenses

The following table presents a reconciliation of the beginning and ending provision for unpaid losses and loss adjustment expenses related to Hagerty Re, net of amounts recoverable from reinsurers:

	Six months ended June 30,
	2023	2022

	in thousands
Gross reserves for unpaid losses and loss adjustment expenses, beginning of year	$111,741	$74,869
Less: Reinsurance recoverable on unpaid losses and loss adjustment expenses	843	—
Net reserves for unpaid losses and loss adjustment expenses, beginning of year	110,898	74,869
Incurred losses and loss adjustment expenses:
Current accident year	101,976	75,539
Prior accident year	—	—
Total incurred losses and loss adjustment expenses	101,976	75,539
Payments:
Current accident year	8,639	6,698
Prior accident year	32,744	19,706
Total payments	41,383	26,404
Effect of foreign currency rate changes	104	(83)
Net reserves for unpaid losses and loss adjustment expenses, end of period	171,595	123,921
Reinsurance recoverable on unpaid losses and loss adjustment expenses	538	—
Gross reserves for unpaid losses and loss adjustment expenses, end of period	$172,133	$123,921

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

9 — Reinsurance

The following table presents Hagerty Re's total premiums assumed and ceded on a written and earned basis for the three and six months ended June 30, 2023 and 2022:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	in thousands
Premiums:
Assumed	$188,456	$139,627	$320,643	$237,255
Ceded	(8,541)	—	(22,269)	(9,690)
Net	$179,915	$139,627	$298,374	$227,565

Premiums earned:
Assumed	$132,123	$96,504	$252,520	$187,860
Ceded	(4,641)	(2,404)	(7,807)	(4,628)
Net	$127,482	$94,100	$244,713	$183,232

Ceded Reinsurance

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

In addition to the aforementioned catastrophe coverage, Hagerty Re has entered into quota share agreements to cede a portion of the risk on High-Net-Worth Accounts assumed from Evanston. Specifically, Hagerty Re is ceding 20% of the physical damage exposure effective January 1, 2023, and is ceding an additional 50% of the overall exposure effective March 1, 2023, under quota share agreements with various reinsurers, some of which are related parties. Refer to Note 20 — Related-Party Transactions for additional information.

Hagerty Re receives ceding commissions from premiums ceded under reinsurance contracts related to High-Net-Worth Accounts. Ceding commissions are recognized ratably over the terms of the related policies, which are generally 12 months, and are recorded net within "Ceding commission" in the Company's Condensed Consolidated Statements of Operations. Deferred portions of ceding commissions received are included in "Accounts payable, accrued expenses and other current liabilities" in the Company's Condensed Consolidated Balance Sheets.

The following table presents reinsurance recoverable on paid and unpaid losses and loss adjustment expenses as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022

	in thousands
Reinsurance recoverable on paid losses and loss adjustment expenses	$106	$605
Reinsurance recoverable on unpaid losses and loss adjustment expenses	538	843
Total reinsurance recoverable	$644	$1,448
December 31,
2022

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

In the second quarter of 2023, the Company recognized $2.8 million of "Restructuring, impairment and related charges, net". These charges include $2.6 million of impairment and related charges associated with operating lease ROU assets and leasehold improvements for office space that was vacated and listed for sublease in the period as a result of the Company's continuing transition to a "remote first" work model. The amount recognized in the second quarter of 2023 also includes $0.2 million of additional severance related costs associated with the 2023 RIF.

The following is a reconciliation of the liability related to the 2022 Restructuring Actions and the 2023 Restructuring Actions, which is recorded within "Accounts payable, accrued expenses and other current liabilities" on the Condensed Consolidated Balance Sheets. The remaining liability as of June 30, 2023 is expected to be settled in the third quarter of 2023.

in thousands
Balance at December 31, 2022	$9,470
Costs incurred and charged to expense	8,384
Costs paid or otherwise settled (1)	(16,995)
Balance at June 30, 2023	$859

(1) Includes cash payments made for severance, as well as a $2.6 million of impairment and related charges associated with operating lease ROU assets and associated leasehold improvements, a $0.4 million non-cash impairment related to certain digital media content assets and the non-cash share-based compensation effects related to the 2023 RIF.

11 — Fair Value Measurements

Hagerty measures and discloses fair values in accordance with the provisions of ASC 820. The Company’s recurring significant fair value measurements primarily relate to interest rate swaps, warrant liabilities, and fixed income investments. The Company uses valuation techniques based on inputs such as observable data, independent market data, and/or unobservable data. Additionally, the Company makes assumptions in valuing its assets and liabilities, including assumptions about risk and the risks inherent in the inputs to the valuation techniques.

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

The Company's policy is to recognize significant transfers between levels, if any, at the end of the reporting period.

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

Warrant liabilities

The Company's 5,750,000 Public Warrants are Level 1 within the fair value hierarchy as they are measured utilizing quoted market prices. The Company has determined that its 257,500 Private Placement Warrants, 28,750 Underwriter Warrants, 1,300,000 OTM Warrants, and 12,147,300 PIPE Warrants are Level 3 within the fair value hierarchy. The Company utilizes a Monte Carlo simulation model to measure the fair value of the private warrants. The Company’s Monte Carlo simulation model includes assumptions related to the expected stock-price volatility, expected term, dividend yield, and risk-free interest rate. Refer to Note 17 — Warrant Liabilities for additional information.

The following table summarizes the significant inputs used in the valuation model for the private warrants as of June 30, 2023:

Inputs	Private Placement Warrants	Underwriter Warrants	OTM Warrants	PIPE Warrants
Exercise price	$11.50	$11.50	$15.00	$11.50
Common stock price	$9.36	$9.36	$9.36	$9.36
Volatility	42.5%	42.5%	41.0%	42.5%
Expected term of the warrants	3.43	3.43	8.43	3.43
Risk-free rate	4.40%	4.40%	3.90%	4.40%
Dividend yield	—%	—%	—%	—%

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

The fair value of the Company's financial assets and liabilities measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022, are shown in the tables below:

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3

	in thousands
	June 30, 2023
Financial Assets
Interest rate swaps	$3,146	$—	$3,146	$—
Total	$3,146	$—	$3,146	$—

Financial Liabilities
Public warrants	$13,512	$13,512	$—	$—
Private placement warrants	689	—	—	689
Underwriter warrants	77	—	—	77
OTM warrants	4,937	—	—	4,937
PIPE warrants	28,615	—	—	28,615
Total	$47,830	$13,512	$—	$34,318

	December 31, 2022
Financial Assets
Interest rate swaps	$3,294	$—	$3,294	$—
Total	$3,294	$—	$3,294	$—

Financial Liabilities
Public warrants	$12,880	$12,880	$—	$—
Private placement warrants	673	—	—	673
Underwriter warrants	75	—	—	75
OTM warrants	4,706	—	—	4,706
PIPE warrants	27,227	—	—	27,227
Total	$45,561	$12,880	$—	$32,681

The following table presents a reconciliation of the Company's warrant liabilities that are classified as Level 3 within the fair value hierarchy for the six months ended June 30, 2023 and 2022:

	Private Placement Warrants	Underwriter Warrants	OTM Warrants	PIPE Warrants	Total

	in thousands
Balance at December 31, 2021	$1,248	$139	$6,849	$55,887	$64,123
Change in fair value of warrant liabilities	(402)	(44)	(1,301)	(16,834)	(18,581)
Exercise of warrants	—	—	—	(1,906)	(1,906)
Balance at June 30, 2022	$846	$95	$5,548	$37,147	$43,636

Balance at December 31, 2022	$673	$75	$4,706	$27,227	$32,681
Change in fair value of warrant liabilities	16	2	231	1,388	1,637
Balance at June 30, 2023	$689	$77	$4,937	$28,615	$34,318

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

The critical credit quality indicator for the fixed income investments is the credit ratings of the issuer. Management considers all of the fixed income investments currently held by Hagerty Re to be investment grade.

The following table discloses the fair value and related carrying amount of fixed income investments held within Hagerty Re as of June 30, 2023 and December 31, 2022:

	Carrying Amount	Estimated Fair Value

	in thousands
	June 30, 2023
Short-term	$7,930	$7,817
Long-term	8,559	8,243
Total	$16,489	$16,060

	December 31, 2022
Short-term	$6,296	$6,205
Long-term	6,690	6,316
Total	$12,986	$12,521

Each reporting period management reviews the credit-rating of each security to ensure it is considered investment grade. Based on the factors outlined above, as of June 30, 2023, the Company does not expect any credit losses related to the fixed income investments and therefore there is no allowance for credit losses recorded. The Company did not record any gains or losses on these securities during the six months ended June 30, 2023 or 2022.

12 — Long-Term Debt
As of June 30, 2023 and December 31, 2022, "Long-term debt" consisted of the following:

	June 30, 2023	December 31, 2022

	in thousands
Credit Facility	$75,008	$105,000
Notes payable	5,833	3,280
Total debt outstanding	80,841	108,280
Less: current portion	—	—
Total long-term debt outstanding	$80,841	$108,280

Credit Facility — In January and April 2023, The Hagerty Group entered into the Sixth and Seventh Amendments to Amended and Restated Credit Agreement (the "Credit Agreement"), which amended the terms of its revolving credit facility (the "Credit Facility") with JPMorgan Chase Bank, N.A., as administrative agent, and the other financial institutions party thereto from time to time as lenders. The primary purpose of the amendments was to clarify certain definitions within the Credit Agreement. In June 2023, The Hagerty Group entered into the Eighth Amendment to the Credit Agreement, which amended certain definitions in order to permit the Series A Convertible Preferred Stock and the Debt Financing Commitment described below. Refer to Note 14 — Convertible Preferred Stock for additional information related to the Series A Convertible Preferred Stock.

The aggregate amount of commitments available under the Credit Facility is $230.0 million. The Credit Agreement also provides for an uncommitted incremental facility under which the Company may request one or more increases in the amount of the commitments available under the Credit Facility in an aggregate amount not to exceed $50.0 million. Additionally, the Credit Agreement also provides for the issuance of letters of credit of up to $25.0 million and borrowings in the British Pound and Euro of up to $25.0 million in the aggregate.

The current term of the Credit Agreement expires in October 2026 and may be extended by one year on an annual basis if agreed to by the Company and the lenders party thereto. Any unpaid balance on the Credit Facility is due at maturity.

The Credit Facility accrues interest at the applicable reference rate (primarily Term SOFR) depending on the currency of the borrowing plus an applicable margin determined by the Company's net leverage ratio for the preceding period (as defined in the Credit Agreement). The effective weighted-average borrowing rate was 7.38% for the six months ended June 30, 2023.

Credit Facility borrowings are collateralized by assets of The Hagerty Group and its consolidated subsidiaries, except for the assets of the Company’s U.K., Bermuda, Canadian and German subsidiaries and the non-wholly owned subsidiaries of MHH. In January 2023, Broad Arrow Europe Limited and Broad Arrow Capital UK Limited were joined to the Credit Facility as co-borrowers.

Under the Credit Agreement, The Hagerty Group is required, among other things, to meet certain financial covenants (as defined in the Credit Agreement), including a fixed charge coverage ratio and a leverage ratio. As of June 30, 2023 and December 31, 2022, the Company was in compliance with the financial covenants under the Credit Agreement.

Notes Payable — As of June 30, 2023 and December 31, 2022, the Company had outstanding notes payable, which are used to fund certain loans made by Broad Arrow in the U.K., totaling $5.8 million and $3.3 million, respectively. The effective interest rates for these notes payable range from 7.0% to 9.0% with repayment due between October 2024 and March 2025. Refer to Note 3 — Notes Receivable for additional information on the lending activities of Broad Arrow.

Letters of Credit — The Company authorized four letters of credit for a total of $11.6 million for operational purposes related to Section 953(d) tax structuring election and lease down payment support.

Debt Financing Commitment — Hagerty Re has obtained a debt financing commitment from State Farm for an unsecured term loan credit facility in the aggregate principal amount of $25.0 million, on the terms and subject to the conditions set forth in a commitment letter, dated as of June 23, 2023 (the "Debt Commitment Letter"). The obligations of State Farm to provide debt financing under the Debt Commitment Letter are subject to approval from the Bermuda Monetary Authority and other customary conditions, including, without limitation, execution and delivery of definitive documentation consistent with the Debt Commitment Letter. State Farm is a related party to the Company. Refer to Note 20 — Related-Party Transactions for additional information.

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

As of June 30, 2023, the Company had one outstanding interest rate swap, which was entered into in December 2020, with an original notional amount of $35.0 million and maturity in December 2025. In September 2022, the interest rate swap was amended to replace LIBOR with Term SOFR and, as a result, the fixed swap rate is now 0.81%. The estimated fair value of the interest rate swap is included within either "Other long-term assets" or "Other long-term liabilities" on the Condensed Consolidated Balance Sheets and the change in fair value is recorded within "Derivative instruments" in the Condensed Consolidated Statements of Comprehensive Income (Loss).

In accordance with ASC Topic 815 Derivatives and Hedging ("ASC 815"), the Company designated its outstanding interest rate swap as a cash flow hedge and formally documented the relationship between the interest rate swap and the variable rate borrowings, as well as its risk management objective and strategy for undertaking the hedge transaction. The Company also assessed, at the hedge’s inception and will continue to assess on an ongoing basis, whether the derivative used in the hedging transaction was highly effective in offsetting changes in the cash flows of the hedged item. The hedge is deemed effective, and therefore, the change in fair value is recorded within "Derivative instruments" in the Condensed Consolidated Statements of Comprehensive Income (Loss). In the event the cash flow hedge is no longer deemed effective, such amounts are reclassified into interest expense, net from Other comprehensive income (loss). There were no such reclassifications during the six months ended June 30, 2023 and 2022. The Company does not expect to have a reclassification into earnings within the next 12 months.

14 — Convertible Preferred Stock

On June 23, 2023, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with certain accredited investors (the "Investors"), pursuant to which it closed, issued and sold (the "Closing") to the Investors an aggregate of 8,483,561 shares of the Company’s newly-designated Series A Convertible Preferred Stock, par value $0.0001 per share, for an aggregate purchase price of $80.0 million, at a per-share purchase price of $9.43 (the "Series A Purchase Price" and the transaction, the "Private Placement").

The Investors include State Farm, Markel, and persons related to Hagerty Holding Corp. ("HHC"). State Farm and Markel are both significant stockholders of the Company, each holding in excess of 5% of the outstanding common stock. McKeel Hagerty is the Company’s CEO and a member of the Company’s Board of Directors. Mr. Hagerty and Tammy Hagerty may be deemed to control HHC, which is the controlling stockholder of the Company. Prior to and continuing after the Private Placement, each of State Farm and Markel have the right to nominate one director to the Company’s Board of Directors. HHC has the right to nominate two directors to the Company’s Board of Directors. Refer to Note 15 — Stockholders' Equity and Note 20 — Related-Party Transactions for additional information.

The net proceeds from the Private Placement, after deducting issuance costs of approximately $0.8 million, were $79.2 million, which was recorded within Temporary Equity on the Company’s Condensed Consolidated Balance Sheets. The Company expects to use the net proceeds from the Private Placement for general corporate purposes.

As of June 30, 2023, the estimated redemption value of the Series A Convertible Preferred Stock was $123.4 million, which represents the maximum cash payment, including cumulative dividends, that would be required to be paid if the Optional Term Redemption provision in the Certificate of Designations, as summarized below, is exercised as of the earliest possible redemption date of June 23, 2028. The decision to redeem the Series A Convertible Preferred Stock for cash is made at the discretion of the Company; however, the Company is controlled by HHC through its voting control of the Company. Accordingly, the redemption of the Series A Convertible Preferred Stock is considered outside the control of the Company and, as a result, the Series A Convertible Preferred Stock is recorded within Temporary Equity on the Company's Condensed Consolidated Balance Sheets.

The Company has elected to apply the accretion method to adjust the carrying value of the Series A Convertible Preferred Stock to its estimated redemption value. Amounts recognized to accrete the Series A Convertible Preferred Stock to its estimated redemption value are treated as a deemed dividend and are recorded as a reduction to "Additional paid-in capital". The estimated redemption value may vary in subsequent periods and the Company has elected to recognize such changes prospectively. The accretion to the estimated redemption value attributable to the seven-day period that the Series A Convertible Preferred Stock was outstanding during the six months ended June 30, 2023 was not material.

The captioned sections below provide a summary of the material terms of the Series A Convertible Preferred Stock, as set forth in the Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock (the "Certificate of Designations").

Ranking — The Series A Convertible Preferred Stock ranks senior to the Class A Common Stock, the Class V Common Stock and each other class or series of shares of the Company that the Company may issue in the future the terms of which do not expressly provide that such class or series ranks equally with, or senior to, the Series A Convertible Preferred Stock, with respect to dividend rights and/or rights upon liquidation, winding up or dissolution.

Dividends — Dividends on the Series A Convertible Preferred Stock are cumulative and accrue from the date of issuance at the rate per annum of 7% of the Series A Purchase Price of each share, plus the amount of previously accrued dividends, compounded annually (the "Accruing Dividends"). The Company may elect to pay the Accruing Dividends either in cash or in additional shares of Series A Convertible Preferred Stock. Prior to the third anniversary of the Closing, the Series A Convertible Preferred Stock will participate on an as-converted basis in dividends declared and paid on the Class A Common Stock.

Conversion — Any shares of Series A Convertible Preferred Stock may, at the option of the holder, be converted at any time into shares of Class A Common Stock. The conversion price for the Series A Convertible Preferred Stock is initially

$11.79 and is subject to adjustment upon certain events, including a stock split, a reverse stock split, or a dividend of the Class A Common Stock or Class V Common Stock to the Company’s common stockholders (as adjusted, the "Conversion Price"). The Company may require such conversion (i) if the closing price per share of Class A Common Stock, for at least twenty (20) of any thirty (30) consecutive trading days, exceeds: (a) on or after the third and prior to the seventh anniversary of the Closing, 150% of the Conversion Price; or (b) on or after the seventh and prior to the tenth anniversary of the Closing, 100% of the Conversion Price; and (ii) on or after the tenth anniversary of the Closing. The conversion rate in effect at any applicable time (the "Conversion Rate") is the quotient obtained by dividing the Series A Purchase Price by the Conversion Price.

As of June 30, 2023, no shares of Series A Convertible Preferred Stock have been converted and the outstanding Series A Convertible Preferred Stock was convertible into 6,785,410 shares of Class A Common Stock.

Voting — The Series A Convertible Preferred Stock votes together with the Class A Common Stock on an as-converted basis, and not as a separate class. The Investors have veto rights over (i) changes to the terms of the Certificate of Designations or the Company's certificate of incorporation or bylaws that adversely impact the Series A Convertible Preferred Stock and (ii) the issuance of equity securities senior to the Series A Convertible Preferred Stock or other securities convertible thereto.

Liquidation Preference — In the event of any liquidation, dissolution or winding up of the Company, each share of Series A Convertible Preferred Stock will be paid the greater of (i) the Series A Purchase Price plus any Accruing Dividends accrued but unpaid thereon, and (ii) the amount that such share of Series A Convertible Preferred Stock would have received had it converted into the Class A Common Stock immediately prior to such liquidation, dissolution or winding up of the Company (the "Liquidation Preference"). After payment of the Liquidation Preference, the Series A Convertible Preferred Stock will no longer be convertible and will not participate in any distribution made to the holders of the Class A Common Stock or Class V Common Stock.

Change of Control — Upon a merger, consolidation, sale or other change of control transaction as described in the Certificate of Designations (a "Change of Control"), either (i) the Company may elect to redeem the Series A Convertible Preferred Stock or (ii) each holder of Series A Convertible Preferred Stock, individually, may require the Company to redeem all or any portion of its Series A Convertible Preferred Stock. The redemption price per share to be paid by the Company would be the greater of: (a) the Series A Purchase Price plus any accrued but unpaid Accruing Dividends multiplied by (i) if prior to or on the third anniversary of the Closing, 120%; (ii) if after the third but prior to or on the fifth anniversary of the Closing, 110%; (iii) if after the fifth anniversary of the Closing, 100%; and (b) the amount such share of Series A Convertible Preferred Stock would have received had it converted into the Class A Common Stock prior to the Change of Control. Any shares of Series A Convertible Preferred Stock that are not so redeemed will automatically convert into shares of the Class A Common Stock and be paid in connection with the Change of Control.

Fundamental Transaction — In the event of any acquisition by the Company with a transaction value of at least $500.0 million or any equity or debt financing by the Company that raises at least $500.0 million, either (i) the Company may elect to redeem the Series A Convertible Preferred Stock, or (ii) each holder of Series A Convertible Preferred Stock, individually, may require the Company to redeem all or any portion of its Series A Convertible Preferred Stock. The redemption price per share to be paid by the Company would be the Series A Convertible Preferred Stock plus any accrued but unpaid Accruing Dividends multiplied by: (a) if prior to or on the third anniversary of the Closing, 120%; (b) if after the third but prior to or on the fifth anniversary of the Closing, 110%; (c) if after the fifth but prior to or on the sixth anniversary of the Closing, 108%; (d) if after the sixth but prior to or on the seventh anniversary of the Closing, 106%; (e) if after the seventh but prior to or on the eighth anniversary of the Closing, 104%; (f) if after the eighth but prior to or on the ninth anniversary of the Closing, 102%; or (g) if after the ninth anniversary of the Closing, 100%.

Optional Term Redemption — Any time after the fifth anniversary of the Closing, the Company may redeem all or any portion of the then-outstanding shares of the Series A Convertible Preferred Stock for cash (a "Term Redemption"). The redemption price per share to be paid by the Company would be equal to the greater of: (i) the Series A Purchase Price plus any accrued but unpaid Accruing Dividends multiplied by: (a) if after the fifth but prior to the sixth anniversary of the Closing, 110%; (b) if on or after the sixth but prior to the seventh anniversary of the Closing, 108%; (c) if on or after the seventh but prior to the eighth anniversary of the Closing, 106%; (d) if on or after the eighth but prior to the ninth anniversary of the Closing, 104%; (e) if on or after the ninth but prior to tenth anniversary of the Closing, 102%; or (f) if on or after the tenth anniversary of the Closing, 100%; and (ii) the amount such share of Series A Convertible Preferred Stock would have received had it converted into Class A Common Stock prior to the Term Redemption.

Registration Rights Agreement — In connection with the Private Placement, the Company entered into a registration rights agreement with the Investors (the "Registration Rights Agreement") pursuant to which, the Investors will be entitled to certain demand, shelf and piggyback registration rights with respect to the Series A Convertible Preferred Stock and shares of the Class A Common Stock issuable upon conversion thereof.

15 — Stockholders' Equity

Class A Common Stock — Hagerty is authorized to issue 500,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. Holders of Class A Common Stock are entitled to one vote for each share. As of June 30, 2023 and December 31, 2022, there were 84,405,625 and 83,202,969 shares of Class A Common Stock issued and outstanding, respectively.

Class V Common Stock — Hagerty is authorized to issue 300,000,000 shares of Class V Common Stock with a par value of $0.0001 per share. Class V Common Stock represents voting, non-economic interests in Hagerty. Holders of Class V Common Stock are entitled to 10 votes for each share. In connection with the Business Combination, Hagerty issued shares of Class V Common Stock to HHC and Markel (together the "Legacy Unit Holders") along with an equivalent number of Hagerty Group Units, as discussed below. Each share of Class V Common Stock, together with the corresponding Hagerty Group Unit, is exchangeable for one share of Class A Common Stock. As of June 30, 2023 and December 31, 2022, there were 251,033,906 shares of Class V Common Stock issued and outstanding.

Preferred Stock — Hagerty is authorized to issue 20,000,000 shares of Preferred Stock with a par value of $0.0001 per share. Hagerty's Board has the authority to issue shares of Preferred Stock with such designations, voting and other rights and preferences as may be determined from time to time.

On June 23, 2023, the Company issued 8,483,561 shares of the Company’s newly-designated Series A Convertible Preferred Stock, par value $0.0001 per share, for an aggregate purchase price of $80.0 million, at a per-share purchase price of $9.43. Refer to Note 14 — Convertible Preferred Stock for additional information.

As of December 31, 2022, there were no shares of Preferred Stock issued and outstanding.

Non-controlling Interests — Hagerty, Inc. is the sole managing member of The Hagerty Group and, as a result, consolidates the financial statements of The Hagerty Group into its Condensed Consolidated Financial Statements. Hagerty, Inc. reports a non-controlling interest representing the economic interest in The Hagerty Group held by other unit holders of The Hagerty Group. Each Hagerty Group Unit and, if applicable, the associated share of Class V Common Stock, is exchangeable for one share of Class A Common Stock. During the six months ended June 30, 2023, 259,302 Hagerty Group Units were exchanged for an equal amount of Class A Common Stock.

The following table summarizes the ownership of Hagerty Group Units as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
	Units Owned	Ownership Percentage	Units Owned	Ownership Percentage
Hagerty Group Units held by Hagerty, Inc.	84,405,625	24.8%	83,202,969	24.5%
Hagerty Group Units held by other unit holders	255,499,164	75.2%	255,758,466	75.5%
Total	339,904,789	100.0%	338,961,435	100.0%

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

16 — Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated using Net income (loss) available to Class A Common Stockholders, divided by the weighted average number of shares of Class A Common Stock outstanding during the period. Diluted earnings (loss) per share is calculated using Net income (loss) available to Class A Common Stockholders divided by the weighted average number of shares of Class A Common Stock outstanding during the period, adjusted to give effect to potentially dilutive securities.

The Company's potentially dilutive securities consist of (i) unexercised warrants and unvested share-based compensation awards, and shares issuable under the employee stock purchase plan, with the dilutive effect calculated using the Treasury Stock Method, and (ii) non-controlling interest Hagerty Group Units and Series A Convertible Preferred Stock, with the dilutive effect calculated using the "If-converted" Method.

The following table summarizes the basic and diluted earnings per share calculations for the three and six months ended June 30, 2023 and 2022:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

	in thousands, except per share amounts
Earnings (Loss) Per Share of Class A Common Stock, Basic
Net income (loss) available to Class A Common Stockholders	$2,388	$(5,536)	$305	$21,971
Weighted-average shares of Class A Common Stock outstanding	84,371	82,452	83,820	82,443
Net income (loss) per share of Class A Common Stock, Basic	$0.03	$(0.07)	$—	$0.27

Earnings (Loss) Per Share of Class A Common Stock, Diluted
Net income (loss) available to Class A Common Stockholders	$2,405	$(5,536)	$307	$(6,546)
Weighted-average shares of Class A Common Stock outstanding	85,563	82,452	84,424	334,702
Net income (loss) per share of Class A Common Stock, Diluted	$0.03	$(0.07)	$—	$(0.02)

Net Income (Loss) Available to Class A Common Stockholders
Net income (loss)	$15,539	$(5,543)	$514	$10,323
Net loss (income) attributable to non-controlling interest	(13,134)	7	(208)	11,648
Undistributed earnings allocated to Series A Convertible Preferred Stock	(17)	—	(1)	—
Net income (loss) available to Class A Common Stockholders, Basic	2,388	(5,536)	305	21,971
Undistributed earnings allocated to to Series A Convertible Preferred Stock	17	—	1	—
Adjustment for potentially dilutive Hagerty Group Units	—	—	—	(11,237)
Adjustment for potentially dilutive Series A Convertible Preferred Stock	—	—	1	—
Adjustment for potentially dilutive warrant liabilities	—	—	—	(17,280)
Net income (loss) available to Class A Common Stockholders, Diluted	$2,405	$(5,536)	$307	$(6,546)

Weighted-Average Shares of Class A Common Stock Outstanding
Weighted-average shares of Class A Common Stock outstanding, Basic	84,371	82,452	83,820	82,443
Adjustment for potentially dilutive Hagerty Group Units	—	—	—	251,034
Adjustment for potentially dilutive Series A Convertible Preferred Stock	597	—	300	—
Adjustment for potentially dilutive share-based compensation awards	595	—	304	—
Adjustment for potentially dilutive warrant liabilities	—	—	—	1,225
Weighted-average shares of Class A Common Stock outstanding, Diluted	85,563	82,452	84,424	334,702

The following table summarizes the weighted-average potential shares of Class A Common Stock excluded from diluted earnings (loss) per share of Class A Common Stock as their effect would be anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

	in thousands
Hagerty Group Units	255,532	251,034	255,620	—
Series A Convertible Preferred Stock	—	—	—	—
Warrants	19,484	19,484	19,484	7,050
Unvested shares associated with RSUs, performance-based RSUs and the ESPP	5,931	6,872	6,328	3,455
Total	280,947	277,390	281,432	10,505

17 — Warrant Liabilities

The Company had 5,750,000 Public Warrants, 257,500 Private Placement Warrants, 28,750 Underwriter Warrants, 1,300,000 OTM Warrants, and 12,147,300 PIPE Warrants registered and outstanding as of June 30, 2023.

Public Warrants — Each Public Warrant is exercisable for one share of Class A Common Stock at a price of $11.50 per share, subject to adjustments, provided that the Company has an effective registration statement under the Securities Act of 1933, as amended (the "Securities Act") covering the number of shares issuable upon exercise of the warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities laws of the state of residence of the holder. The Public Warrants may be exercised on a cash basis only for a whole number of shares of Class A Common Stock. The Public Warrants expire in December 2026.

Private Placement Warrants — Each Private Placement Warrant is exercisable for one share of Class A Common Stock at a price of $11.50 per share, subject to adjustments, and subject to additional vesting requirements as outlined within the warrant agreements covering those securities, provided that the Company has an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities laws of the state of residence of the holder. The Private Placement Warrants may be exercised only for a whole number of shares of Class A Common Stock. Additionally, the Private Placement Warrants are exercisable on a cashless basis so long as they are held by the original warrant holder or permitted transferees. The Private Placement Warrants expire in December 2026.

Underwriter Warrants — Each Underwriter Warrant is exercisable for one share of Class A Common Stock at a price of $11.50 per share, subject to adjustments, provided that the Company has an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities laws of the state of residence of the holder. The Underwriter Warrants may be exercised only for a whole number of shares of Class A Common Stock. The Underwriter Warrants are exercisable on a cashless basis so long as they are held by the Underwriter or any of its permitted transferees. The Underwriter Warrants expire in December 2026.

OTM Warrants — Each OTM Warrant is exercisable for one share of Class A Common Stock at a price of $15.00 per share, subject to adjustments and additional vesting requirements as outlined within the warrant agreements covering those securities, provided that the Company has an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities laws of the state of residence of the holder. The OTM Warrants may be exercised only for a whole number of shares of Class A Common Stock. The OTM Warrants may be exercised on a cashless basis so long as they continue to be held by the initial purchasers or their permitted transferees. The OTM Warrants expire in December 2031.

PIPE Warrants — Each PIPE Warrant is exercisable for one share of Class A Common Stock at a price of $11.50 per share, subject to adjustments, provided that the Company has an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under securities laws of the state of residence of the holder. The PIPE Warrants may be exercised only for a whole number of shares of Class A Common Stock. The PIPE Warrants may be exercised on a cashless basis. The PIPE Warrants expire in December 2026.

The Company accounts for these warrants as liabilities in accordance with ASC 815-40. The warrants are measured at fair value each reporting period with the change in fair value recorded within "Change in fair value of warrant liabilities" in the Condensed Consolidated Statements of Operations. The Company recognized a $1.8 million loss and a $5.4 million loss as a result of an increase in the fair value of the warrant liability for the three months ended June 30, 2023 and 2022, respectively. The Company recognized a $2.3 million loss and a $26.3 million gain as a result of an increase and decrease in the fair value of the warrant liability for the six months ended June 30, 2023 and 2022, respectively.

During the six months ended June 30, 2022, 522,000 PIPE warrants were exercised, on a cashless basis, for an equivalent of 124,748 shares of Class A Common Stock. The cashless exercise resulted in a decrease in "Warrant liabilities" and an increase in "Class A Common Stock" and "Additional paid-in capital" of $1.9 million on the Condensed Consolidated Balance Sheets. No warrants were exercised during the six months ended June 30, 2023.

As of June 30, 2023, a warrant liability of $47.8 million was reflected as a long-term liability on the Company's Condensed Consolidated Balance Sheets and the total number of warrants outstanding was 19,483,550.

18 — Share-Based Compensation

The Company's 2021 Equity Incentive Plan provides for the issuance of up to approximately 38.3 million shares of Class A Common Stock to employees and non-employee directors. The 2021 Equity Incentive Plan allows for the issuance of incentive stock options, non-qualified stock options, restricted stock awards, stock appreciation rights, restricted stock units and performance restricted stock units. Awards granted under the 2021 Equity Incentive Plan generally vest over a two to five-year period. As of June 30, 2023, there were approximately 30.4 million shares available for future grants under the 2021 Equity Incentive Plan.

Share-based compensation expense related to employees is recognized in the Condensed Consolidated Statements of Operations within "Salaries and benefits" and, to a much lesser extent, when applicable, "Restructuring, impairment and related charges, net." Share-based compensation expense related to non-employee directors is recognized within "General and administrative services." The Company recognizes forfeitures of share-based compensation awards in the period in which they occur.

The following table summarizes share-based compensation expense recognized during the three and six months ended June 30, 2023 and 2022:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

	in thousands
Restricted stock units	$3,393	$3,592	$6,626	$3,592
Performance restricted stock units	716	715	1,431	715
Employee stock purchase plan	—	—	165	—
Total share-based compensation expense	$4,109	$4,307	$8,222	$4,307

Restricted Stock Units

The Company grants serviced-based restricted stock units ("RSUs") to employees and non-employee directors. The grant date fair value is determined based on the closing market price of the Class A Common Stock on the business day prior to the grant date. Compensation expense related to service-based RSUs is recognized ratably over the requisite service period.

The following table provides a summary of the RSU activity during the six months ended June 30, 2023:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2022	3,195,038	$10.76
Granted	1,009,853	8.74
Vested	(824,790)	10.79
Forfeited	(65,491)	10.79
Unvested balance as of June 30, 2023	3,314,610	$10.14

The Company granted 3,173,231 RSUs during the six months ended June 30, 2022 with a weighted-average grant date fair value of $10.79. The total grant date fair value of RSUs that vested during six months ended June 30, 2023 was $8.9 million. There were no RSUs that vested during the six months ended June 30, 2022. The tax impact related to vested shares for the six months ended June 30, 2023 was not material to the Company's Condensed Consolidated Financial Statements due to the full valuation allowance on the deferred tax asset for the investment in the assets of The Hagerty Group. Unrecognized compensation expense related to RSUs as of June 30, 2023 was $26.4 million, which the Company expects to recognize over a weighted average period of 3.23 years.

Performance Restricted Stock Units

In April 2022, the CEO was granted performance-based RSUs, which provide him the opportunity to receive up to 3,707,136 shares of Class A Common Stock. The award had a grant date fair value of approximately $19.2 million, which was estimated using a Monte Carlo simulation model. The performance-based RSUs have both market-based and service-based vesting conditions. Shares of Class A Common Stock issuable under this award will be earned based on the achievement of the following stock price targets: (i) 25% of the shares can be earned when the stock price of the Class A Common Stock exceeds $20.00 per share for 60 consecutive days, (ii) 25% of the shares can be earned when the stock price of the Class A Common Stock exceeds $25.00 per share for 60 consecutive days, and (iii) 50% of the shares can be earned when the stock price of the Class A Common Stock exceeds $30.00 per share for 60 consecutive days. These market-based conditions must be met in order for these performance-based RSUs to vest, and it is therefore possible that no shares will ultimately vest. If the market-based conditions are met, shares of Class A Common Stock earned will vest over the earlier of three years after achievement of the stock price target or the end of the seven-year performance period. The Company will recognize the entire $19.2 million of compensation expense for this award, regardless of whether such market-based conditions are met, over the requisite service period.

The following table summarizes the assumptions and related information used to determine the grant-date fair value of performance-based RSUs awarded in April 2022:

Inputs	Performance Restricted Stock Units
Weighted average grant-date fair value per share	$5.19
Expected stock volatility	35%
Expected term (in years)	7.0
Risk-free interest rate	2.5%
Dividend yield	—%

The following table provides a summary of performance-based RSU activity during the six months ended June 30, 2023:

	Performance Restricted Stock Units	Weighted Average Fair Value
Outstanding as of December 31, 2022	3,707,136	$5.19
Granted	—	—
Outstanding as of June 30, 2023	3,707,136	$5.19

Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (the "ESPP") allows substantially all of the Company's employees to purchase shares of the Class A Common Stock. The ESPP allows purchases of Class A Common Stock to be made at a discount of up to 15% and for the purchase price to occur at the lesser of the fair market value of the Class A Common Stock on (i) the offering date and (ii) the applicable purchase date. Employees are allowed to terminate their participation in the ESPP at any time during the purchase period prior to the purchase of shares. As of June 30, 2023, approximately 118,009 shares had been purchased under the ESPP and there were approximately 11.4 million shares available for future purchases.

19 — Taxation

United States — The Hagerty Group is taxed as a pass-through ownership structure under provisions of the Internal Revenue Code ("IRC") and a similar section of state income tax law except for Hagerty Re, Broad Arrow, and various foreign subsidiaries. Any taxable income or loss generated by The Hagerty Group is passed through to and included in the taxable income or loss of the Hagerty Group Unit Holders, including the Company. The Company is taxed as a corporation under the IRC and pays corporate, federal, state, and local taxes with respect to income allocated from The Hagerty Group. The Company has a Tax Receivable Agreement ("TRA") with the Legacy Unit Holders that requires the Company to pay 85% of the tax savings that are realized as a result of increases in the tax basis in The Hagerty Group’s assets as a result of an exchange of Hagerty Group Units and Class V Common Stock for Class A Common Stock or cash. See "Tax Receivable Agreement Liability" below for additional information.

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

Income tax expense (benefit) reflected in the Condensed Consolidated Financial Statements differs from the tax computed by applying the statutory U.S. federal rate of 21% to "Income (loss) before income tax expense" as follows:

	Six months ended June 30,
	2023		2022

	in thousands (except percentages)
Income tax (benefit) expense at statutory rate	$1,661	21%	$3,073	21%
State taxes	103	1%	(142)	(1)%
Loss not subject to entity-level taxes	4,311	55%	4,692	32%
Foreign rate differential	(185)	(2)%	(175)	(1)%
Change in valuation allowance	252	3%	2,002	14%
Change in fair value of warrant liability	477	6%	(5,520)	(38)%
Permanent items	510	7%	238	2%
Other, net	269	3%	—	—%
Income tax expense	$7,398	94%	$4,168	29%

The Company recorded a deferred tax asset for the difference between outside tax basis and book basis of the Company’s investment in assets of The Hagerty Group of $156.6 million and $159.3 million at June 30, 2023 and December 31, 2022, respectively. The Company's deferred tax assets are reduced by a valuation allowance when management believes it is more likely than not that some, or all, of the deferred tax assets will not be realized. After considering all positive and negative evidence of taxable income in the carryback and carryforward periods, as permitted by law, the Company believes it is more likely than not that certain deferred tax assets, including the deferred tax asset for the investment in assets of The Hagerty Group, will not be realized. As a result, the Company has recorded a valuation allowance of $176.3 million and $176.1 million against its deferred tax assets as of June 30, 2023 and December 31, 2022, respectively. In the event that management subsequently determines that it is more likely than not that the Company will realize its deferred tax assets in the future over the recorded amount, a decrease to the valuation allowance will be made, which will reduce the provision for income taxes.

The Company is subject to taxation and files income tax returns in the U.S. federal jurisdiction, as well as many state and foreign jurisdictions. As of June 30, 2023, tax years 2019 to 2022 are subject to examination by various tax authorities. With few exceptions, as of June 30, 2023, the Company is no longer subject to U.S. federal, state, local or foreign examinations for years before 2019. The Hagerty Group is currently under audit by the IRS for the 2021 tax year.

The Canadian statute of limitation for tax year 2018 was open as of June 30, 2023 and remains open because the Company is currently under examination by the Canadian Revenue Agency for that year.

The calculation of the Company's tax liabilities involves uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across its global operations. ASC Topic 740, Income Taxes ("ASC 740") states that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits.

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

As of June 30, 2023 and December 31, 2022, the Company did not have any unrecognized tax benefits and had no material accrued interest or penalties related to uncertain tax positions. If recorded, interest and penalties would be recorded within "Income tax benefit (expense)" in the Condensed Consolidated Statements of Operations.

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

Significant inputs and assumptions are used to estimate the future expected payments under the TRA, including the timing of the realization of the tax benefits and a tax savings rate of approximately 25.6%. The estimated value of the TRA recorded by the Company within "Other long-term liabilities" on the Condensed Consolidated Balance Sheets was $0.6 million and $3.2 million at June 30, 2023 and December 31, 2022, respectively, which was limited by the ability to currently utilize tax benefits. The decrease in value of $2.6 million was recorded in "Interest and other income (expense)" within the Condensed Consolidated Statements of Operations.

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

20 — Related-Party Transactions

As of June 30, 2023, Markel and State Farm had the following equity interests in Hagerty and as a result, are considered related parties:

	Markel		State Farm
Equity Interest	Shares/Units	Percentage of total outstanding (1)	Shares/Units	Percentage of total outstanding (1)
Hagerty, Inc. Class A Common Stock	3,000,000	3.6%	50,000,000	59.2%
Hagerty, Inc. Class V Common Stock	75,000,000	29.9%	—	—%
Hagerty, Inc. Series A Convertible Preferred Stock	1,590,668	18.8%	5,302,226	62.5%
Hagerty Group Units	75,000,000	22.1%	—	—%

Controlling Interest	3,000,000	3.6%	50,000,000	59.2%
Non-controlling Interest	75,000,000	29.4%	—	—

(1)    The percentages reflected represent only the ownership of the specific security identified in each row, and are not reflective of the total economic ownership in Hagerty. Further, these percentages do not reflect any ownership of warrants.

Refer to Note 15 — Stockholders' Equity for a description of each equity interest in the table above.

State Farm

Alliance Agreement

State Farm and Hagerty entered into a master alliance agreement in 2020 to establish an alliance insurance program whereby State Farm’s customers, through State Farm agents, will have access to Hagerty features and services. This program is expected to begin in the second half of 2023. Under this agreement, State Farm paid Hagerty an advanced commission of $20.0 million in 2020, which will be recognized into "Commission and fee revenue" over the life of the arrangement beginning in the period when policies may be issued under the agreement.

As part of the Company's master alliance agreement with State Farm, it also entered into a managing general underwriter agreement whereby the State Farm Classic+ policy will be offered through State Farm Classic Insurance Company, a new wholly-owned subsidiary of State Farm, subject to any applicable state regulatory review and approval. The State Farm Classic+ policy will be available to new and existing customers through State Farm agents on a state by state basis. Hagerty Insurance Agency, LLC will be paid a commission under the managing general underwriter agreement and ancillary agreements for servicing the State Farm Classic+ policies. Additionally, the Company will have the opportunity to offer HDC membership to State Farm Classic+ customers which provides Hagerty an additional revenue opportunity.

Reinsurance Agreement

Effective March 1, 2023, Hagerty Re entered into a quota share reinsurance agreement to cede 50% of the High-Net-Worth Accounts risks assumed from Evanston to Oglesby Reinsurance Company, an affiliate of State Farm. Refer to Note 9 — Reinsurance for additional information on the Company's reinsurance programs.

The following tables summarize all balances related to the Company's ceded reinsurance business with State Farm affiliates:

	June 30, 2023	December 31, 2022

Assets:	in thousands
Commissions receivable	$2,909	$—
Other current assets	4,483	—
Total assets	$7,392	$—
Liabilities:
Accounts payable, accrued expenses and other current liabilities	$7,782	$—
Total liabilities	$7,782	$—

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

Revenue:	in thousands
Earned premium	$(1,390)	$—	$(1,390)	$—
Expenses:
Ceding commission	$(723)	$—	$(723)	$—
Losses and loss adjustment expenses	(278)	—	(278)	—
Total expenses	$(1,001)	$—	$(1,001)	$—

Markel

Alliance Agreement

The Company's affiliated U.S. and U.K. MGA subsidiaries have personal and commercial lines of business written with Markel-affiliated carriers. The following tables provide information about Markel-affiliated due to insurer liabilities and commission revenue under the agreement with Markel subsidiaries:

	June 30, 2023	December 31, 2022

	in thousands (except percentages)
Due to insurer	$116,411	$64,873
Percent of total	91%	95%

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

	in thousands (except percentages)
Commission revenue	$100,737	$86,716	$172,376	$146,252
Percent of total	93%	93%	95%	94%

Reinsurance Agreement

For the six months ended June 30, 2023 and 2022, under a quota share agreement with Evanston, a wholly-owned subsidiary of Markel, Hagerty Re reinsured approximately 80% and 70%, respectively, of the risks written through the Company’s U.S. MGAs. Effective January 1, 2023, the quota share agreement with Evanston was amended to increase Hagerty Re's participation on High-Net-Worth Accounts from 80% to 100%. At the same time, Hagerty Re entered into a reinsurance agreement to cede 10% of the High-Net-Worth Accounts physical damage risks assumed from Evanston to Markel International, an affiliate of Markel. Additionally, under a quota share agreement with Markel International Insurance Company Limited, Hagerty Re reinsured approximately 80% and 70% of the risks for the six months ended June 30, 2023 and 2022, respectively, written through the Company’s U.K. MGA.

The following tables summarize all balances related to the Company's reinsurance business with Markel affiliates:

	June 30, 2023	December 31, 2022

Assets:	in thousands
Premiums receivable	$185,458	$97,897
Commissions receivable	584	—
Deferred acquisition costs, net	135,769	103,869
Other current assets	1,217	—
Total assets	$323,028	$201,766
Liabilities:
Accounts payable, accrued expenses and other current liabilities	$1,956	$—
Losses payable and provision for unpaid losses and loss adjustment expenses	163,833	160,236
Commissions payable	98,331	75,898
Unearned premiums	293,507	227,192
Total liabilities	$557,627	$463,326

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

Revenue:	in thousands
Earned premium	$130,610	$89,738	$243,972	$175,428
Expenses:
Ceding commission, net	$59,419	$43,415	$113,177	$84,303
Losses and loss adjustment expenses	51,194	36,808	97,849	71,379
Total expenses	$110,613	$80,223	$211,026	$155,682

Broad Arrow

In January 2022, the Company entered into a joint venture with Broad Arrow and acquired approximately 40% equity ownership interest in Broad Arrow. In August 2022, the Company acquired the remaining 60% of Broad Arrow in exchange for $73.3 million of Class A Common Stock and Hagerty Group Units exchangeable for Class A Common Stock. Prior to the Company's joint venture with Broad Arrow in January 2022, Broad Arrow was majority owned by Kenneth Ahn, the President of Marketplace, who received Hagerty Group Units as a part of this transaction. Refer to Note 6 — Acquisitions and Investments for additional information.

Speed Digital

In April 2022, Hagerty acquired Speed Digital for a purchase price of $15.0 million. Speed Digital was previously wholly-owned indirectly by Robert Kauffman, a director on Hagerty's Board, who will receive 100% of the proceeds of the purchase price. Refer to Note 6 — Acquisitions and Investments for additional information.

21 — Commitments and Contingencies

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

Litigation — From time to time, Hagerty is involved in various claims and legal actions that arise in the ordinary course of business. Management is required to assess the likelihood of any adverse judgments or outcomes related to these legal contingencies, as well as potential ranges of probable or reasonably possible losses. The determination of the amount of any losses to be recorded or disclosed as a result of these contingencies is based on a careful analysis of each individual exposure with, in some cases, the assistance of outside legal counsel. The amount of losses recorded or disclosed for such contingencies may change in the future due to new developments in each matter or a change in legal or settlement strategy. While the impact of any one or more legal claims or proceedings could be material to the Company's operating results in any period, management does not believe that the outcome of any of these pending claims or proceedings (including the matter discussed below), individually or in the aggregate, will have a material adverse effect on the Company's consolidated financial condition.

Data Security Incident — In 2021, the Company experienced an unauthorized access into its online insurance quote feature. The issue has been remediated. This incident is the subject of coordinated industry-wide regulatory investigations in New York state. The Company could be subject to litigation, fines and/or penalties related to this incident. In the second quarter of 2023, the Company accrued an estimated liability related to this incident based on the facts known by management and developed through its assessment of the current status of ongoing dialog with the regulatory investigators. The amount of the estimated liability is not material to the Company's Condensed Consolidated Financial Statements. The amount of the ultimate fine and/or penalties related to this incident could differ from the amount currently accrued and such difference is not currently estimable.

22 — Subsequent Events

Management has evaluated subsequent events through August 8, 2023, which is the date these Condensed Consolidated Financial Statements were issued and no material subsequent events were identified that are required to be reported.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help the reader understand our results of operations and financial condition. MD&A is provided as a supplement to, and should be read in conjunction with, our Annual Report on Form 10-K for the year ended December 31, 2022 and our Condensed Consolidated Financial Statements and related Notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

MD&A contains forward-looking statements based on our current expectations that involve risks, uncertainties, and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed within Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10‑K for the year ended December 31, 2022. Please also refer to the section included in this Quarterly Report on Form 10-Q entitled "Cautionary Note Regarding Forward-Looking Statements".

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

Business Review

Management is conducting a review of certain components of the Company's business, which may result in the sale or reorganization of such activities. As a result of this review, we may incur future impairment charges related to certain assets.

Key Performance Indicators

The tables below present a summary of our Key Performance Indicators, including important operational metrics, as well as certain GAAP and non-GAAP financial measures as of and for the periods presented. We use these Key Performance Indicators to evaluate our business, measure our performance, identify trends against planned initiatives, prepare financial projections, and make strategic decisions. We believe these Key Performance Indicators are useful in evaluating our performance when read together with our Condensed Consolidated Financial Statements prepared in accordance with GAAP.

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Operational Metrics
Total Written Premium (in thousands) (1)	$275,895	$237,697	$458,745	$392,487
Loss Ratio (2)	42.0%	41.0%	41.7%	41.2%
New Business Count — Insurance (3)	80,140	74,922	131,902	122,436

GAAP Measures
Total Revenue (in thousands)	$261,244	$206,017	$479,596	$373,828
Operating Income (Loss) (in thousands)	$17,253	$2,387	$764	$(10,617)
Net Income (Loss) (in thousands)	$15,539	$(5,543)	$514	$10,323
Basic Earnings (Loss) Per Share	$0.03	$(0.07)	$—	$0.27

Non-GAAP Financial Measures
Adjusted EBITDA (in thousands) (4)	$34,367	$16,065	$41,072	$10,106
Adjusted Earnings (Loss) Per Share (4)	$0.05	$—	$0.01	$(0.04)

	June 30, 2023	December 31, 2022
Operational Metrics
Policies in Force (5)	1,365,718	1,315,977
Policies in Force Retention (6)	88.0%	88.0%
Vehicles in Force (7)	2,319,953	2,234,461
HDC Paid Member Count (8)	791,895	752,754
Net Promoter Score (NPS) (9)	83	83

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
(2) Loss Ratio, expressed as a percentage, is the ratio of (i) losses and loss adjustment expenses incurred to (ii) earned premium in Hagerty Re. We view Loss Ratio as an important metric because it is a powerful benchmark for profitability. The benchmark allows us to evaluate our historical loss patterns including incurred losses and make necessary and appropriate adjustments.
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

Earned premium

Reinsurance premiums are earned by Hagerty Re, which reinsures collector car, enthusiast vehicle, and marine risks written through our affiliated MGAs in the United States ("U.S."), Canada, and the United Kingdom ("U.K.") Hagerty Re is a Bermuda-domiciled, Class 3A reinsurer.

Earned premium represents the earned portion of written premiums that Hagerty Re has assumed under quota share reinsurance agreements with our insurance carrier partners, net of premiums ceded to third-party reinsurers. Premiums assumed and ceded are primarily earned on a pro-rata basis over the term of the related policies, which is generally 12 months. The cost of catastrophic reinsurance ceded is recognized over the reinsurance contract period in proportion to the earned premium on the policies subject to our catastrophe treaties.

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

Salaries and benefits

Salaries and benefits consist primarily of costs related to employee compensation, payroll taxes, employee benefits, and employee development costs. Employee compensation includes wages paid to employees, as well as various incentive compensation plans. Employee benefits include the costs of various employee benefits plans, including pension, medical, dental insurance, and wellness plans. Costs related to employee education, training, and recruiting are included in employee development costs. Salaries and benefits costs are expensed as incurred except for those costs which are required to be capitalized, which are then amortized over the useful life of the software or digital media content asset created. Salaries and benefits are expected to increase over time as the business continues to grow but will likely decrease as a percent of revenue.

Ceding commission

Ceding commission consists of the commission paid by Hagerty Re on business assumed from insurance carrier partners for its pro-rata share of (i) policy acquisition costs (which primarily consist of the commission earned by our MGA affiliates), (ii) general and administrative services, and (iii) other costs. Commissions received by Hagerty Re related to ceded reinsurance premiums are recorded net within ceding commission. Ceding commission is recognized ratably over the term of the related policies, which are generally 12 months.

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

Depreciation and amortization

Depreciation and amortization reflects the recognition of the cost of our investments in various assets over their useful lives. Depreciation expense relates to leasehold improvements, furniture and equipment, vehicles, hardware and purchased software. Amortization relates to investments associated with recent acquisitions, SaaS implementation, and internal software development, as well as investments made in and impairments of digital media content assets. Depreciation and amortization are expected to increase in dollar amount over time, but will likely decrease as a percent of revenue as investments in platform technology reach scale.

Other Items

Change in fair value of warrant liabilities

Our warrants are accounted for as liabilities in accordance with ASC Topic 815, Derivatives and Hedging, and are measured at fair value each reporting period, with changes in fair value recognized as non-operating income (expense) in our Condensed Consolidated Statements of Operations. In general, under the fair value accounting model, in periods when our stock price increases, the warrant liability increases, and we recognize additional expense. In periods when our stock price decreases, the warrant liability decreases, and we recognize additional income.

Interest and other income (expense)

Interest and other income (expense) primarily includes interest income related to our cash balances and interest expense related to outstanding borrowings, as well as changes in the value of the liability related to the Company's Tax Receivable Agreement ("TRA") with Hagerty Holding Corp. ("HHC") and Markel. Refer to Note 19 — Taxation – in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information related to the TRA.

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

Results of Operations

Three Months Ended June 30, 2023 compared to the Three Months Ended June 30, 2022

The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022, and the dollar and percentage changes between the two periods:

	Three months ended June 30,
	2023	2022	$ Change	% Change

REVENUE:	in thousands (except percentages)
Commission and fee revenue	$110,187	$95,506	$14,681	15.4%
Earned premium	127,482	94,100	33,382	35.5%
Membership, marketplace and other revenue	23,575	16,411	7,164	43.7%
Total revenue	261,244	206,017	55,227	26.8%
OPERATING EXPENSES:
Salaries and benefits	53,572	53,271	301	0.6%
Ceding commission	60,350	45,255	15,095	33.4%
Losses and loss adjustment expenses	53,564	38,620	14,944	38.7%
Sales expense	41,941	37,455	4,486	12.0%
General and administrative services	21,318	20,729	589	2.8%
Depreciation and amortization	10,397	8,300	2,097	25.3%
Restructuring, impairment and related charges, net	2,849	—	2,849	100.0%
Total operating expenses	243,991	203,630	40,361	19.8%
OPERATING INCOME (LOSS)	17,253	2,387	14,866	622.8%
Change in fair value of warrant liabilities	(1,754)	(5,400)	3,646	67.5%
Interest and other income (expense)	3,770	(353)	4,123	1,168.0%
INCOME (LOSS) BEFORE INCOME TAX EXPENSE	19,269	(3,366)	22,635	672.5%
Income tax benefit (expense)	(3,730)	(2,138)	(1,592)	74.5%
Income (loss) from equity method investment, net of tax	—	(39)	39	100.0%
NET INCOME (LOSS)	$15,539	$(5,543)	$21,082	380.3%

Revenue

Commission and fee revenue

Commission and fee revenue was $110.2 million for the three months ended June 30, 2023, an increase of $14.7 million, or 15.4%, compared to 2022, consisting of an increase of $12.8 million in revenue from policy renewals and an increase of $1.9 million in revenue from new policies.

The increase in revenue from policy renewals was primarily related to an increase of 17.3% in related policy premiums, as well as continued strong policy retention. The increase in renewal revenue attributable to policy premiums reflects sustained year-over-year growth in our business and rate increases in several states due to higher vehicle repair costs, both of which contribute to higher premiums and, in turn, higher commission revenue.

The increase in revenue from new policies was related to sustained year-over-year growth in our business, as well as rate increases in several states. The average premium on newly issued policies increased 3.9% for the three months ended June 30, 2023 compared to the same period in 2022 as a result of writing accounts with higher insured values at higher rates. Accordingly, premiums from newly insured policies increased $5.1 million, or 11.1%, during the three months ended June 30, 2023. In turn, base commission revenue from newly issued policies grew by $1.6 million over the same period.

Commission and fee revenue from agent sources increased $8.3 million, or 16.0%, and Commission and fee revenue from direct sources increased $6.6 million, or 14.9%, during the three months ended June 30, 2023. Commission rates vary based on geography, but do not differ by distribution channel (i.e., whether they are direct-sourced or agent-sourced).

During the three months ended June 30, 2023, we experienced consistent underlying growth across all geographic areas in which we operate. Our commission and fee revenue from the U.S. increased $13.9 million, or 16.1%, commission and fee revenue from Canada increased $0.6 million, or 7.9%, and commission and fee revenue from the U.K was nearly flat at $0.2 million, each compared to the three months ended June 30, 2022.

Earned premium

Earned premium was $127.5 million for the three months ended June 30, 2023, an increase of $33.4 million, or 35.5%, compared to 2022. The increase in earned premium generally correlates with the increase in assumed premium at Hagerty Re, which increased $48.8 million, or 35.0%, compared to 2022. This increase was due to Hagerty Re's U.S. quota share increasing from 70% in 2022 to approximately 80% in 2023, as well as consistent growth in the volume of subject premiums written through our affiliated MGAs in the U.S.

The following table presents the amount of premiums assumed by Hagerty Re and the quota share percentages for the three months ended June 30, 2023 and 2022:

	U.S.	Canada	U.K.	Total

	in thousands (except percentages)
	Three months ended June 30, 2023
Subject premium	$220,859	$22,419	$3,101	$246,379
Quota share percentage	81.0%	35.0%	80.0%	76.5%
Assumed premium in Hagerty Re	178,129	7,847	2,480	188,456
Change in unearned premiums				(56,333)
Reinsurance premiums ceded				(8,541)
Change in deferred reinsurance premiums				3,900
Earned premiums				$127,482

	Three months ended June 30, 2022
Subject premium	$185,636	$21,523	$3,070	$210,229
Quota share percentage	70.0%	35.0%	70.0%	66.4%
Assumed premium in Hagerty Re	129,945	7,533	2,149	139,627
Change in unearned premiums				(43,123)
Reinsurance premiums ceded				—
Change in deferred reinsurance premiums				(2,404)
Earned premiums				$94,100

Membership, marketplace and other revenue

Membership, marketplace and other revenue was $23.6 million for the three months ended June 30, 2023, an increase of $7.2 million, or 43.7%, compared to 2022.

Membership fee revenue was $13.1 million for the three months ended June 30, 2023, an increase of $2.0 million, or 18.1%, compared to 2022, which was primarily attributable to an increase in new policies issued with a bundled HDC membership, as well as an increase in storage revenue related to our expansion of Hagerty Garage + Social locations. Hagerty Garage + Social had seven locations in operation as of June 30, 2023, compared to four locations in operation as of June 30, 2022. For the three months ended June 30, 2023, membership fees were 55.8% of the Membership, marketplace and other revenue total.

Marketplace revenue was $5.2 million for the three months ended June 30, 2023 and was primarily generated by the auction, private sale, and lending activities of Broad Arrow, which was acquired and consolidated into our results beginning in August 2022. For the three months ended June 30, 2023, Marketplace revenue was 22.2% of the Membership, marketplace and other revenue total.

Other revenue, which includes sponsorship, admission, advertising, valuation and registration income, totaled $5.3 million for the three months ended June 30, 2023 and 2022. For the three months ended June 30, 2023, Other revenue was 22.0% of the Membership, marketplace and other revenue total.

Operating Expenses

Salaries and benefits

Salaries and benefits expenses were $53.6 million for the three months ended June 30, 2023, an increase of $0.3 million, or 0.6%, compared to 2022. When compared to the prior year period, additional employees were hired in member services and Marketplace, supporting our growth, including the addition of several new large national insurance partnerships and our continued development of new systems and digital transformation technology investments, as well as the acquisition of Broad Arrow. However, these headcount additions were largely offset by headcount reductions associated with the voluntary retirement program and reductions in force implemented in the fourth quarter of 2022 and first quarter of 2023. Refer to Note 10 — Restructuring, Impairment and Related Charges in Item 1 of Part I of this Quarterly Report on Form 10-Q for information related to our restructuring plans.

Ceding commission

Ceding commission expense was $60.4 million for the three months ended June 30, 2023, an increase of $15.1 million, or 33.4%, compared to 2022. This increase is consistent with the 35.5% increase in Earned premium, as discussed above.

The following table summarizes the components of ceding commission expense for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022

	(in thousands, except percentages)
Ceding commission
Ceding commission expense	$61,361	$45,255
Ceding commission income	(1,011)	—
Net ceding commission	$60,350	$45,255
Percentage of earned premium	47.3%	48.1%

Losses and loss adjustment expenses

Losses and loss adjustment expenses were $53.6 million for the three months ended June 30, 2023, an increase of $14.9 million, or 38.7%, compared to 2022. This increase was primarily driven by the 35.5% increase in Earned premium over the same period. The loss ratio, including catastrophe losses, was 42.0% and 41.0% for the three months ended June 30, 2023 and 2022, respectively.

Sales expense

Sales expense was $41.9 million for the three months ended June 30, 2023, an increase of $4.5 million, or 12.0%, compared to 2022. This increase was primarily due to a $2.7 million increase in broker expense, which is consistent with written premium growth within the agent channel, and an increase of $2.3 million in cost of sales driven by higher roadside program costs, higher credit card processing fees, as well as Broad Arrow sales costs related to auctions occurring in the period. The overall increase in Sales expense was partially offset by a reduction in travel and entertainment costs of $0.6 million.

General and administrative services

General and administrative services expense was $21.3 million for the three months ended June 30, 2023, an increase of $0.6 million, or 2.8%, compared to 2022. This increase was primarily driven by a $2.4 million increase in software subscription licenses and a $0.9 million increase in occupancy costs attributable to newly opened Hagerty Garage + Social locations, partially offset by a $2.9 million decrease in professional services, as well as management's continued focus on expense management.

Depreciation and amortization

Depreciation and amortization expense was $10.4 million for the three months ended June 30, 2023, an increase of $2.1 million, or 25.3%, compared to 2022. This increase was primarily attributable to a higher base of capital assets from our digital platform investments that resulted in increased depreciation and amortization of approximately $1.6 million.

Restructuring, impairment and related charges, net

In the second quarter of 2023, the Company recognized $2.8 million of "Restructuring, impairment and related charges, net". These charges include $2.6 million of impairment and related charges associated with operating lease ROU assets and leasehold improvements for office space that was vacated and listed for sublease in the period as a result of the Company's continuing transition to a "remote first" work model. The amount recognized in the second quarter of 2023 also includes $0.2 million of additional severance related costs for restructuring actions taken in the first quarter of 2023. Refer to Note 10 — Restructuring, Impairment and Related Charges in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information with respect to our restructuring initiatives.

Other Items

Change in fair value of warrant liabilities

During the three months ended June 30, 2023 and 2022, the change in the fair value of our warrant liabilities resulted in losses of $1.8 million and $5.4 million, respectively. Refer to Note 11 — Fair Value Measurements and Note 17 — Warrant Liabilities in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information with respect to our warrants.

Interest and other income (expense)

Interest and other income (expense) was $3.8 million of income for the three months ended June 30, 2023, compared to $0.4 million of expense for the three months ended June 30, 2022. This increase was primarily due to a $5.5 million increase in interest income on cash balances resulting from higher variable interest rates, partially offset by an increase in interest expense of $0.9 million related to outstanding Credit Facility borrowings due to higher variable interest rates.

Income tax benefit (expense)

Income tax expense was $3.7 million for the three months ended June 30, 2023, an increase of $1.6 million, or 74.5%, compared to 2022. The increase in income tax expense for the three months ended June 30, 2023 compared to 2022 was primarily due to an increase in net income before income tax expense of $7.6 million within Hagerty Re, which is taxed as a corporation in the U.S. Refer to Note 19 — Taxation in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information with respect to items affecting our effective tax rate.

Six months ended June 30, 2023 compared to the Six months ended June 30, 2022

The following table summarizes our results of operations for the six months ended June 30, 2023 and 2022, and the dollar and percentage change between the two periods:

	Six months ended June 30,
	2023	2022	$ Change	% Change

REVENUE:	in thousands (except percentages)
Commission and fee revenue	$184,799	$157,967	$26,832	17.0%
Earned premium	244,713	183,232	61,481	33.6%
Membership, marketplace and other revenue	50,084	32,629	17,455	53.5%
Total revenue	479,596	373,828	105,768	28.3%
OPERATING EXPENSES:
Salaries and benefits	108,804	99,747	9,057	9.1%
Ceding commission	115,775	87,633	28,142	32.1%
Losses and loss adjustment expenses	101,976	75,539	26,437	35.0%
Sales expense	77,054	65,892	11,162	16.9%
General and administrative services	42,699	40,187	2,512	6.3%
Depreciation and amortization	24,140	15,447	8,693	56.3%
Restructuring, impairment and related charges, net	8,384	—	8,384	100.0%
Total operating expenses	478,832	384,445	94,387	24.6%
OPERATING INCOME (LOSS)	764	(10,617)	11,381	107.2%
Change in fair value of warrant liabilities	(2,269)	26,286	(28,555)	(108.6)%
Interest and other income (expense)	9,417	(1,037)	10,454	1,008.1%
INCOME (LOSS) BEFORE INCOME TAX EXPENSE	7,912	14,632	(6,720)	(45.9)%
Income tax benefit (expense)	(7,398)	(4,168)	(3,230)	77.5%
Income (loss) from equity method investment, net of tax	—	(141)	141	100.0%
NET INCOME (LOSS)	$514	$10,323	$(9,809)	(95.0)%

Revenue

Commission and fee revenue

Commission and fee revenue was $184.8 million for the six months ended June 30, 2023, an increase of $26.8 million, or 17.0%, compared to 2022, consisting of an increase of $22.6 million in revenue from renewal policies, as well as an increase of $4.2 million in revenue from new policies.

The increase in revenue from renewal policies was primarily related to an increase of 17.7% in renewal policy premiums, as well as continued strong policy retention. The increase in renewal policy premiums for the six months ended June 30, 2023 compared to 2022 reflects sustained year-over-year growth in our business, rate increases in several states due to inflation and appreciation of vehicle values, all of which contribute to higher premiums and, in turn, higher commission revenue.

New business revenue also benefits from rate actions and higher vehicle values. The average premium on a newly issued policy issued has increased 5.5% year-over-year as a result of writing accounts with higher insured values at higher rates. As a result, premiums from newly insured policies have increased $10.4 million, or 13.7%, during the six months ended June 30, 2023. In turn, base commission revenue from newly issued policies grew by $3.2 million over the same period.

Commission and fee revenue from agent sources increased $15.7 million, or 18.6%, and Commission and fee revenue from direct sources increased $11.1 million, or 15.1%, during the six months ended June 30, 2023. Commission rates vary based on geography but do not differ by distribution channel (i.e., whether they are direct-sourced or agent-sourced).

During the six months ended June 30, 2023, we experienced consistent underlying growth across all geographic areas in which we operate. Our commission and fee revenue from the U.S. increased $26.1 million, or 18.0%, commission and fee revenue from Canada increased $0.7 million, or 6.6%, and commission and fee revenue from the U.K was flat at $2.4 million, each compared to the six months ended June 30, 2022.

Earned premium

Earned premium revenue was $244.7 million for the six months ended June 30, 2023, an increase of $61.5 million, or 33.6%, compared to 2022. The increase in earned premium generally correlates with the increase in assumed premium at Hagerty Re, which increased $83.4 million, or 35.1%, compared to 2022. This increase was due to Hagerty Re's U.S. quota share increasing from 70% in 2022 to approximately 80% in 2023, as well as consistent growth in the volume of subject premiums written through our affiliated MGAs in the U.S.

The following table presents the amount of premiums assumed by Hagerty Re and the quota share percentages for the six months ended June 30, 2023 and 2022:

	U.S.	Canada	U.K.	Total

	in thousands (except percentages)
	Six months ended June 30, 2023
Subject premium	$379,451	$28,520	$5,062	$413,033
Quota share percentage	81.0%	35.0%	80.0%	77.6%
Assumed premium in Hagerty Re	306,612	9,982	4,049	320,643
Change in unearned premiums				(68,123)
Reinsurance premiums ceded				(22,269)
Change in deferred reinsurance premiums				14,462
Earned premiums				$244,713

	Six months ended June 30, 2022
Subject premium	$320,382	$27,279	$4,914	$352,575
Quota share percentage	70.0%	35.0%	70.0%	67.3%
Assumed premium in Hagerty Re	224,267	9,548	3,440	237,255
Change in unearned premiums				(49,395)
Reinsurance premiums ceded				(9,690)
Change in deferred reinsurance premiums				5,062
Earned premiums				$183,232

Membership, marketplace and other revenue

Membership, marketplace and other revenue was $50.1 million for the six months ended June 30, 2023, an increase of $17.5 million, or 53.5%, compared to 2022.

Membership fee revenue was $25.7 million for the six months ended June 30, 2023, an increase of $4.2 million, or 19.8%, compared 2022, which was primarily attributable to an increase in new policies issued with a bundled HDC membership, as well as an increase in storage revenue related to our expansion of Hagerty Garage + Social locations. Hagerty Garage + Social had seven locations in operation as of June 30, 2023, compared to four locations in operation as of June 30, 2022. For the six months ended June 30, 2023, membership fees were 51.3% of the Membership, marketplace and other revenue total.

Marketplace revenue was $11.9 million for the six months ended June 30, 2023, which was primarily generated by the auction, private sale, and lending activities of Broad Arrow, which was acquired and consolidated into our results beginning in August 2022. For the six months ended June 30, 2023, Marketplace revenue was 23.7% of the Membership, marketplace and other revenue total.

Other revenue was $12.5 million for the six months ended June 30, 2023, an increase of $1.3 million, or 11.9%, compared to 2022, primarily due to increased event sponsorship and admission revenue. Other revenue includes sponsorship, admission, advertising, valuation and registration income and was 25.0% of the Membership, marketplace and other revenue total for the six months ended June 30, 2023.

Costs and Expenses

Salaries and benefits

Salaries and benefits expenses were $108.8 million for the six months ended June 30, 2023, an increase of $9.1 million, or 9.1%, compared to 2022. This increase was primarily attributable to a higher base of employees in the first quarter of 2023 as compared to the first quarter of 2022, due to headcount increases to support our growth, including the addition of several new large national insurance partnerships and our continued development of new systems and digital transformation technology investments, as well as the acquisition of Broad Arrow. However, these headcount additions were partially offset by headcount reductions associated with the voluntary retirement program and reductions in force implemented in the fourth quarter of 2022 and first quarter of 2023. Refer to Note 10 — Restructuring, Impairment and Related Charges in Item 1 of Part I of this Quarterly Report on Form 10-Q for information related to our restructuring plans.

Ceding commission

Ceding commission expense was $115.8 million for the six months ended June 30, 2023, an increase of $28.1 million, or 32.1%, compared to 2022. This increase is consistent with the 33.6% increase in Earned premium, as discussed above.

The following table summarizes the components of ceding commission expense for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022

	(in thousands, except percentages)
Ceding commission:
Ceding commission expense	$116,786	$87,633
Ceding commission income	(1,011)	—
Net ceding commission	$115,775	$87,633
Percentage of earned premium	47.3%	47.8%

Losses and loss adjustment expenses

Losses and loss adjustment expenses were $102.0 million for the six months ended June 30, 2023, an increase of $26.4 million, or 35.0%, compared to 2022. This increase was primarily driven by the 33.6% increase in Earned premium over the same period and additional volume growth in premiums written through our affiliated MGA's in the U.S. The loss ratio, including catastrophe losses, was 41.7% and 41.2% for the six months ended June 30, 2023 and 2022, respectively.

Sales expense

Sales expense was $77.1 million for the six months ended June 30, 2023, an increase of $11.2 million, or 16.9%, compared to 2022. This increase was driven by a $3.8 million increase in cost of sales, driven by higher roadside program costs, as well as Broad Arrow sales costs relating to auctions occurring in the period. Broker expense and credit card processing fees also increased $4.8 million and $1.1 million, respectively, both of which is consistent with written premium growth across our agent distribution channel.

General and administrative services

General and administrative services expense was $42.7 million for the six months ended June 30, 2023, an increase of $2.5 million, or 6.3%, compared to 2022. This increase was primarily driven by a $3.7 million increase in software subscription licenses and a $2.3 million increase in occupancy costs attributable to newly opened Hagerty Garage + Social locations, partially offset by a $3.7 million decrease in professional services, as well as management's continued focus on expense management.

Depreciation and amortization

Depreciation and amortization expense was $24.1 million for the six months ended June 30, 2023, an increase of $8.7 million, or 56.3%, compared to 2022. This increase was primarily attributable to a $3.8 million impairment of digital media content assets as a result of lower than anticipated advertising and sponsorship revenue associated with these assets. Additionally, a higher base of capital assets related to our digital platform investments resulted in increased depreciation and amortization expense of approximately $3.2 million.

Restructuring, impairment and related charges, net

In the first quarter of 2023, the Board approved a reduction in force (the "2023 RIF") following a strategic review of business processes as the Company focuses on driving efficiencies in order to achieve growth and profitability goals. As a result of these actions (collectively, the "2023 Restructuring Actions"), in the first quarter of 2023, the Company recognized $5.5 million within "Restructuring, impairment and related charges, net" in the Condensed Consolidated Statements of Operations. These charges consist of $5.1 million of severance related costs associated with the 2023 RIF and a $0.4 million impairment charge to write-down the value of certain digital media content assets.

In the second quarter of 2023, the Company recognized $2.8 million of "Restructuring, impairment and related charges, net". These charges include $2.6 million of impairment and related charges associated with operating lease ROU assets and leasehold improvements for office space that was vacated and listed for sublease in the period as a result of the Company's continuing transition to a "remote first" work model. The amount recognized in the second quarter of 2023 also includes $0.2 million of additional severance related costs associated with the 2023 RIF.

Refer to Note 10 — Restructuring, Impairment and Related Charges in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information with respect to our restructuring initiatives.

Change in fair value of warrant liabilities

During the six months ended June 30, 2023 and 2022, the change in the fair value of our warrant liabilities resulted in a loss of $2.3 million and a gain of $26.3 million, respectively. Refer to Note 11 — Fair Value Measurements and Note 17 — Warrant Liabilities in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information with respect to our warrants.

Interest and other income (expense)

Interest and other income (expense) was $9.4 million of income for the six months ended June 30, 2023, compared to $1.0 million of expense for the six months ended June 30, 2022. This increase was primarily due to a $10.2 million increase in interest income on cash balances, resulting from higher variable interest rates, and a decrease in the value of the TRA liability of $2.6 million. These factors were partially offset by an increase in interest expense of $2.0 million related to for outstanding Credit Facility borrowings due to higher variable interest rates.

Income tax benefit (expense)

Income tax expense was $7.4 million for the six months ended June 30, 2023, an increase of $3.2 million, or 77.5%, compared to 2022. The increase in income tax expense for the six months ended June 30, 2023 compared to 2022 was primarily due to an increase in net income before income tax expense of $15.2 million within Hagerty Re, which is taxed as a corporation in the U.S. Refer to Note 19 — Taxation in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information with respect to items affecting our effective tax rate.

Liquidity and Capital Resources

Maintaining a strong balance sheet and capital position is a top priority for us. We manage liquidity globally and across all operating subsidiaries.

Key Developments — Financing Activities

On June 23, 2023, we issued 8,483,561 shares of our newly-designated Series A Convertible Preferred Stock for an aggregate purchase price of $80.0 million. In addition, Hagerty Re obtained a debt financing commitment from State Farm Mutual Automobile Insurance Company ("State Farm") for an unsecured term loan credit facility in the aggregate principal amount of $25.0 million, on the terms and subject to the conditions set forth in a commitment letter, dated as of June 23, 2023 (the "Debt Commitment Letter"). The obligations of State Farm to provide debt financing under the Debt Commitment Letter are subject to approval from the Bermuda Monetary Authority ("BMA") and other customary conditions, including, without limitation, execution and delivery of definitive documentation consistent with the Debt Commitment Letter. Refer to Note 14 — Convertible Preferred Stock in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information related to the Series A Convertible Preferred Stock.

Sources and Uses of Liquidity

Our sources of liquidity include our: (i) cash on hand, including the proceeds from the issuance of the Series A Convertible Preferred Stock, as discussed above under "Key Developments — Financing Activities"; (ii) short-term investments; (iii) net working capital; (iv) cash flows from operations; and (v) borrowings from our Credit Facility (as defined below). Our primary liquidity needs and capital requirements include cash required for: (i) the funding of business operations, including continued investments in technology; (ii) the servicing and repayment of borrowings under the Credit Agreement (as defined below); (iii) the payment of income taxes; and (iv) the funding of potential payments under the TRA. Based on our current expectations, we believe that these sources of liquidity will be sufficient to provide an adequate level of capital to support our anticipated short and long-term commitments, operating needs, and capital requirements.

Capital and Dividend Restrictions

Through our reinsurance subsidiary, Hagerty Re, we reinsure the same personal lines risks that are underwritten by our affiliated MGA subsidiaries on behalf of our insurance carrier partners. Our reinsurance operations are self-funded primarily through existing capital and net cash flows from operations. As of June 30, 2023, Hagerty Re had approximately $396.7 million in Cash and cash equivalents and Restricted cash and cash equivalents.

We, and particularly Hagerty Re, pay close attention to the underlying underwriting and reserving risks by monitoring the pricing and loss development of the underlying business written through our affiliated MGAs. Additionally, Hagerty Re seeks to minimize its investment risk by investing in low yield cash, money market accounts, and investment grade municipal securities.

Capital Restrictions

In Bermuda, Hagerty Re is subject to the Bermuda Solvency Capital Requirement ("BSCR") administered by the BMA. No regulatory action is taken by the BMA if an insurer’s capital and surplus is equal to or in excess of their enhanced capital requirement, as determined by the BSCR model. In addition, the BMA has established a target capital level for each insurer which is 120% of the enhanced capital requirement. Hagerty Re maintained sufficient statutory capital surplus to comply with regulatory requirements as of June 30, 2023.

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

Comparative Cash Flows

The following table summarizes our cash flow data for the six months ended June 30, 2023 and 2022:

	Six months ended June 30,
	2023	2022	$ Change	% Change

	in thousands (except percentages)
Net Cash Provided by Operating Activities	$70,557	$59,925	$10,632	17.7%
Net Cash Used in Investing Activities	$(31,301)	$(53,161)	$21,860	41.1%
Net Cash Provided by (Used in) Financing Activities	$53,005	$(48,500)	$101,505	209.3%

Operating Activities

Cash provided by operating activities primarily consists of net income (loss), adjusted for non-cash items, and changes in working capital balances. Net cash provided by operating activities for the six months ended June 30, 2023 and 2022 is presented below:

	Six months ended June 30,
	2023	2022	$ Change	% Change

	in thousands (except percentages)
Net income (loss)	$514	$10,323	$(9,809)	(95.0)%
Non-cash adjustments to net income (loss)	41,884	(3,389)	45,273	1,335.9%
Changes in operating assets and liabilities	28,159	52,991	(24,832)	(46.9)%
Net Cash Provided by Operating Activities	$70,557	$59,925	$10,632	17.7%

Net cash provided by operating activities for the six months ended June 30, 2023 was $70.6 million, an increase of $10.6 million, or 17.7%, compared to 2022. This increase was due to a $35.5 million increase in Net income (loss), after excluding non-cash adjustments, partially offset by a $24.8 million decrease in cash from operating assets and liabilities.

The increase in Net income (loss), after excluding non-cash adjustments, was primarily driven by organic growth across all areas of our business, as well as management's cost containment measures. Also contributing to the favorable comparison to the prior year is an increase in interest income due to higher variable interest rates earned on cash balances.

The decrease in cash from operating assets and liabilities was primarily due to an increase in Accounts, premiums and commission receivable due to the increase in Hagerty Re's U.S. quota share percentage and organic revenue growth across our business. In addition, "Other current assets" increased due to Broad Arrow as a result of inventory purchases and sale proceeds advanced to consignors for an auction that will occur in the third quarter of 2023. These decreases were partially offset by an increase in accrued expenses.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2023 decreased $21.9 million when compared to 2022. The lower level of cash used in investing activities was principally due to a decrease in spending on internally developed software, as well as a lower level of acquisitions. Also contributing to the year-over-year decrease is the $15.3 million Broad Arrow equity method investment made in January 2022 for which there was no comparable investment made in the current year. These factors were partially offset by $4.8 million in net cash outflows in the current year associated with the lending activities of Broad Arrow, which was acquired and became a wholly-owned and consolidated subsidiary of the Company in August 2022. Refer to Note 3 — Notes Receivable and Note 6 — Acquisitions and Investments in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information related to the acquisition of Broad Arrow and its lending activities.

Financing Activities

Cash provided by financing activities for the six months ended June 30, 2023 increased $101.5 million when compared to 2022, primarily due to the issuance of the Series A Convertible Preferred Stock, which resulted in net cash proceeds of $79.2 million, after deducting issuance costs. In addition, there were net repayments of $27.7 million related to our Credit Facility during the six months ended June 30, 2023, compared to $49.5 million of net repayments during the six months ended June 30, 2022.

Financing Arrangements

Credit Facility

In January and April 2023, The Hagerty Group entered into the Sixth and Seventh Amendment to the Amended and Restated Credit Agreement (the "Credit Agreement"), which amended the terms of our revolving credit facility (the "Credit Facility") with JPMorgan Chase Bank, N.A., as administrative agent, and the other financial institutions party thereto from time to time as lenders. The primary purpose of the amendments was to clarify certain definitions within the Credit Agreement. In June 2023, The Hagerty Group entered into the Eighth Amendment to the Credit Agreement, which amended certain definitions in order to permit the Series A Convertible Preferred Stock and the Debt Financing Commitment described above.

The aggregate amount of commitments available to the Company under the Credit Facility is $230.0 million. The current term of the Credit Agreement expires in October 2026 and may be extended by one year on an annual basis if agreed to by us and the lenders party thereto. Any unpaid balance on the Credit Facility is due at maturity. As of June 30, 2023, total outstanding borrowings under the Credit Facility were $75.0 million.

The Credit Facility borrowings are collateralized by assets of The Hagerty Group and its consolidated subsidiaries, except for the assets of our U.K., Bermuda and German subsidiaries as well as the non-wholly owned subsidiaries of MHH. In January 2023, Broad Arrow Europe Limited and Broad Arrow Capital UK Limited were joined to the Credit Facility as co-borrowers.

Under the Credit Agreement, we are required, among other things, to meet certain financial covenants, including a fixed charge coverage ratio and a leverage ratio. We were in compliance with these financial covenants as of June 30, 2023.

Refer to Note 12 — Long-Term Debt in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information on the Credit Facility.

Interest Rate Swap

Interest rate swap agreements are contracts to exchange floating rate for fixed rate interest payments over the life of the agreement without the exchange of the underlying notional amounts. The notional amounts of the interest rate swap agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The differential paid or received on the interest rate swap agreements is recognized as an adjustment to interest expense in the Company's Condensed Consolidated Statements of Operations.

The purpose of the interest rate swap agreement is to fix the interest rate on a portion of our existing variable rate debt in order to reduce exposure to interest rate fluctuations. Under such agreements, we pay the counterparty interest at a fixed rate. In exchange, the counterparty pays us interest at a variable rate, adjusted quarterly and based on the Secured Overnight Financing Rate ("SOFR"). The amount exchanged is calculated based on the notional amount. The significant inputs, primarily the SOFR forward curve, used to determine the fair value are considered Level 2 observable market inputs. We monitor the credit and nonperformance risk associated with our counterparty and believe the risk to be insignificant and does not warrant a credit adjustment at June 30, 2023.

In December 2020, we entered into a 5-year interest rate swap agreement with an original notional amount of $35.0 million. In September 2022, the interest rate swap was amended to replace LIBOR with SOFR and the fixed swap rate is now 0.81%. This interest rate swap matures in December 2025.

Tax Receivable Agreement

Hagerty, Inc. expects to have adequate capital resources to meet the requirements and obligations under the TRA entered into with HHC and Markel (together the "Legacy Unit Holders") on December 2, 2021 that provides for the payment by Hagerty, Inc. to the Legacy Unit Holders of 85% of the amount of cash savings, if any, under U.S. federal, state and local income tax or franchise tax realized as a result of (i) any increase in tax basis of Hagerty, Inc.'s assets resulting from (a) purchase of Hagerty Group Units from any of the Legacy Unit Holders using the net proceeds from any future offering, (b) redemptions or exchanges by the Legacy Unit Holders of Class V Common Stock and Hagerty Group Units for shares of Class A Common Stock or (c) payments under the TRA and (ii) tax benefits related to imputed interest deemed arising as a result of payments made under the TRA.

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

Contractual Obligations

The following table summarizes significant contractual obligations and other commitments as of June 30, 2023:

	Total	2023	2024	2025	2026	2027	Thereafter

	in thousands
Debt	$80,841	$—	$3,434	$2,399	$75,008	$—	$—
Interest payments (1)	1,429	375	716	338	—	—	—
Operating leases	111,294	$6,177	12,299	11,876	11,244	11,052	58,646
Purchase commitments	11,106	5,573	5,265	268	—	—	—
Total	$204,670	$12,125	$21,714	$14,881	$86,252	$11,052	$58,646

(1) Excludes variable rate debt interest payments and commitment fees related to our Credit Facility.

On June 23, 2023, we issued 8,483,561 shares of Series A Convertible Preferred Stock for an aggregate purchase price of $80.0 million. Dividends on the Series A Convertible Preferred Stock are cumulative and accrue from the date of issuance at the rate per annum of 7% of the Series A Purchase Price of each share, plus the amount of previously accrued dividends, compounded annually (the "Accruing Dividends"). The Company may elect to pay the Accruing Dividends either in cash or in additional shares of Series A Convertible Preferred Stock. In addition, shares of the Series A Convertible Preferred Stock are contingently redeemable for cash under certain circumstances. The table of contractual obligations above excludes any potential cash payments related to the Series A Convertible Preferred Stock. Refer to Note 14 — Convertible Preferred Stock in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information on the Series A Convertible Preferred Stock.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements as of June 30, 2023.

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

Non-GAAP Financial Measures

Adjusted EBITDA

We define Adjusted EBITDA as consolidated Net income (loss) excluding interest and other income (expense), income tax (expense) benefit, and depreciation and amortization, adjusted to exclude (i) restructuring, impairment and related charges, net; (ii) changes in fair value of warrant liabilities; (iii) share-based compensation expense; (iv) when applicable, the net gain or loss from asset disposals; and (v) when applicable, certain other unusual items.

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

The following table reconciles Adjusted EBITDA to the most directly comparable GAAP measure, which is Net income (loss):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

	in thousands
Net income (loss)	$15,539	$(5,543)	$514	$10,323
Interest and other (income) expense	(3,770)	353	(9,417)	1,037
Income tax (benefit) expense	3,730	2,138	7,398	4,168
Depreciation and amortization	10,397	8,300	24,140	15,447
Restructuring, impairment and related charges, net	2,849	—	8,384	—
Change in fair value of warrant liabilities	1,754	5,400	2,269	(26,286)
Share-based compensation expense	4,018	4,307	7,934	4,307
Other unusual items(1)	(150)	1,110	(150)	1,110
Adjusted EBITDA	$34,367	$16,065	$41,072	$10,106

(1) Other unusual items includes a net legal settlement recovery recognized in the three and six months ended June 30, 2023 and non-restructuring severance expense recognized in the three and six months ended June 30, 2022.

Adjusted EPS

We define Adjusted Earnings (Loss) Per Share ("Adjusted EPS") as consolidated Net income (loss), less the change in fair value of our warrants divided by our outstanding and total potentially dilutive securities, which includes (i) the weighted-average issued and outstanding shares of Class A Common Stock; (ii) all issued and outstanding non-controlling interest Hagerty Group Units; (iii) all unexercised warrants; (iv) all unissued share-based compensation awards; and (v) all issued and outstanding shares of the Series A Convertible Preferred Stock.

In the third quarter of 2022, we began removing (i) the change in fair value of our warrants and (ii) the revaluation gain on previously held equity method investment from consolidated Net income (loss) for purposes of calculating Adjusted EPS. For comparability, references to prior period non-GAAP measures have been updated to show the effect of removing the change in the fair value of our warrants from Adjusted EPS. We believe this updated presentation of Adjusted EPS enhances investors' understanding of our financial performance from activities occurring in the ordinary course of our business.

The most directly comparable GAAP measure is basic earnings per share ("Basic EPS"), which is calculated as Net income (loss) available to Class A Common Stockholders divided by the weighted average number of Class A Common Stock shares outstanding during the period.

We present Adjusted EPS because we consider it to be an important supplemental measure of our operating performance and believe it is used by securities analysts, investors and other interested parties in evaluating the consolidated performance of other companies in our industry. We also believe that Adjusted EPS, which compares our consolidated Net income (loss) with our outstanding and potentially dilutive shares, provides useful information to investors regarding our performance on a fully consolidated basis.

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

The following table reconciles Adjusted EPS to the most directly comparable GAAP measure, which is Basic EPS:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

	in thousands (except per share amounts)
Numerator:
Net income (loss) attributable to Class A Common Stockholders(1)	$2,405	$(5,536)	$306	$21,971
Net income (loss) attributable to non-controlling interest	13,134	(7)	208	(11,648)
Consolidated net income (loss)	15,539	(5,543)	514	10,323
Change in fair value of warrant liabilities	1,754	5,400	2,269	(26,286)
Adjusted consolidated net income (loss)(2)	$17,293	$(143)	$2,783	$(15,963)

Denominator:
Weighted average shares of Class A Common Stock outstanding — basic(1)	84,371	82,452	83,820	82,443
Total potentially dilutive securities outstanding:
Conversion of non-controlling interest Hagerty Group Units to Class A Common Stock	255,499	251,034	255,499	251,034
Conversion of Series A Convertible Preferred Stock to Class A Common Stock	6,785	—	6,785	—
Total warrants outstanding	19,484	19,484	19,484	19,484
Total unissued share-based compensation awards	7,022	6,851	7,022	6,851
Potentially dilutive shares outstanding	288,790	277,369	288,790	277,369
Fully dilutive shares outstanding(2)	373,161	359,821	372,610	359,812

Basic EPS = (Net income (loss) available to Class A Common Stockholders / Weighted-average shares of Class A Common Stock outstanding)(1)	$0.03	$(0.07)	$—	$0.27

Adjusted EPS = (Adjusted consolidated net income (loss) / Fully dilutive shares outstanding)(2)	$0.05	$—	$0.01	$(0.04)

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

Interest Rate Risk. Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate due to changes in prevailing market interest rates. As of June 30, 2023, we had approximately $40.0 million of variable rate indebtedness (after taking into consideration $35.0 million in interest rate swaps which effectively converts variable-rate debt to fixed-rate debt), representing approximately 49% of our total debt outstanding, at an average interest rate during the six months ended June 30, 2023 of approximately 7.38%. Based on variable-rate borrowings outstanding as of June 30, 2023, a 100-basis point (or 1.0%) change in our borrowing rates would result in our annual interest payments changing by approximately $0.4 million. Our market risk exposure fluctuates based on changes in underlying interest rates.

We also have a portfolio of term loans secured by collector cars of approximately $42.9 million as of June 30, 2023, upon which interest is earned predominately at variable rates including Prime Rate and Term SOFR. Finally, the assets of Hagerty Re are substantially invested in cash and cash equivalents (including money market funds) which generally earn a higher rate of return as interest rates increase.

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

Concentration Risk. We rely on Markel and its subsidiaries for a significant portion of our revenue, representing approximately 95% of our commission revenues and 97% of our assumed premium for the six months ended June 30, 2023. Termination or disruption of this relationship could materially and adversely impact our revenue. Refer to Note 20 — Related-Party Transactions in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information with respect to our relationship with Markel.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that our management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms specified by the SEC.

Changes in Internal Controls Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

As of the date of this Quarterly Report on Form 10-Q, with the exception of the Risk Factor below related to the issuance of our Series A Convertible Preferred Stock on June 23, 2023, there have been no material changes to our Risk Factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022. We may disclose additional changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission ("SEC"). Additional risks that we currently do not know about or currently view as immaterial may also materially adversely affect our business, financial condition, or operating results.

There is no public market for the Series A Convertible Preferred Stock.

There is no established public trading market for the Series A Convertible Preferred Stock, and we do not expect a market to develop. The Series A Convertible Preferred Stock is not currently listed on any securities exchange or nationally recognized trading system, including the New York Stock Exchange, and we may choose not to apply to list it in the future. Without an active market, the liquidity of the Series A Convertible Preferred Stock will be limited.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As disclosed previously in the Company's Current Report on Form 8-K filed with the SEC on June 23, 2023, on June 23, 2023, we entered into the Purchase Agreement with certain accredited investors, including State Farm, Markel and persons related to HHC, pursuant to which we issued and sold an aggregate of 8,483,561 shares of newly-designated Series A Convertible Preferred Stock, par value $0.0001 per share, for an aggregate purchase price of $80.0 million, at a per-share purchase price of $9.43. This private placement is exempt from the registration requirements of the Securities Act, pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D thereunder.

Any shares of Series A Convertible Preferred Stock may, at the option of the holder, be converted at any time into shares of our Class A Common Stock. The conversion price for the Series A Convertible Preferred Stock is initially $11.79 and is subject to adjustment upon certain events, including a stock split, a reverse stock split, or a dividend of Class A Common Stock or Class V Common Stock of the Company, par value $0.0001 per share to the Company’s common stockholders (as adjusted, the "Conversion Price"). The Company may require such conversion (i) if the closing price per share of the Class A Common Stock, for at least twenty (20) of any thirty (30) consecutive trading days, exceeds: (a) on or after the third and prior to the seventh anniversary of the Closing, 150% of the Conversion Price; or (b) on or after the seventh and prior to the tenth anniversary of the Closing, 100% of the Conversion Price; and (ii) on or after the tenth anniversary of the Closing. The conversion rate in effect at any applicable time (the "Conversion Rate") is the quotient obtained by dividing the Series A Purchase Price by the Conversion Price.

The net proceeds from the private placement, after deducting issuance costs of approximately $0.8 million, were $79.2 million, which was recorded within Temporary Equity on our Condensed Consolidated Balance Sheets. We expect to use the net proceeds from the private placement for general corporate purposes. Refer to Note 14 — Convertible Preferred Stock, Note 15 — Stockholders' Equity, and Note 20 — Related-Party Transactions for additional information.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

A portion of the compensation of our executive officers is delivered in the form of deferred equity awards, including time and performance-based restricted stock unit awards. This compensation design is intended to align our executive compensation with the interests of our stockholders. Following the delivery of shares of our Class A Common Stock under those equity awards, once any applicable service time vesting standards have been satisfied, our executive officers from time to time may engage in the open-market sale of some of those shares. Our executive officers may also engage from time to time in other transactions involving our securities.

Transactions in our securities by our executive officers are required to be made in accordance with our Insider Trading Policy, which, among other things, requires that the transactions be in accordance with applicable U.S. federal securities laws that prohibit trading while in possession of material nonpublic information. Rule 10b5-1 under the Exchange Act provides an affirmative defense that enables prearranged transactions in securities in a manner that avoids concerns about initiating transactions at a future date while possibly in possession of material nonpublic information. Our Insider Trading Policy permits our executive officers to enter into trading plans designed to comply with Rule 10b5-1. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company.

On March 22, 2023, Laurie Harris, a director, adopted a programmed plan of transactions intended to satisfy the affirmative defense provided by Rule 10b5-1 (the "10b5-1 Plan"). The 10b5-1 Plan was adopted in order to sell-to-cover a number of shares of our Class A Common Stock to satisfy tax withholding obligations in connection with the vesting of Ms. Harris' restricted stock units on April 1, 2023. The 10b5-1 Plan provided for a first possible trade date of June 21, 2023, and terminated automatically on June 30, 2023. The aggregate number of shares to be sold pursuant to the 10b5-1 Plan was 50% of the vested value of 8,341 shares of Class A Common Stock.

During the three months ended June 30, 2023, no director or officer of the Company, other than Ms. Harris, has adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
3.3
Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of the Company dated June 23, 2023 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (File No. 001-40244), filed with the SEC on June 23, 2023).

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

10.1*
Eighth Amendment to Amended and Restated Credit Agreement, dated as of June 15, 2023, among The Hagerty Group LLC, Broad Arrow Capital Europe Limited, Broad Arrow Capital UK Limited, the Lenders party hereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, filed herewith.

10.2*
Securities Purchase Agreement, dated as of June 23, 2023, by and among the Company, State Farm Mutual Automobile Insurance Company, Markel Group Inc., McKeel O Hagerty Revocable Trust dated September 18, 2003, and First Restated Tammy J. Hagerty Revocable Trust dated September 2, 2004 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-40244), filed with the SEC on June 23, 2023).

10.3
Registration Rights Agreement, dated as of June 23, 2023, by and among the Company, State Farm Mutual Automobile Insurance Company, Markel Group Inc., McKeel O Hagerty Revocable Trust dated September 18, 2003, and First Restated Tammy J. Hagerty Revocable Trust dated September 2, 2004 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (File No. 001-40244), filed with the SEC on June 23, 2023).

10.4
Fifth Amended and Restated Limited Liability Company Agreement of The Hagerty Group, LLC, dated as of June 23, 2023 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (File No. 001-40244), filed with the SEC on June 23, 2023).

10.5
Amendment No. 1 to Tax Receivable Agreement, dated as of June 23, 2023, by and among the Company, The Hagerty Group, LLC, Hagerty Holding Corp. and Markel Group Inc (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K (File No. 001-40244), filed with the SEC on June 23, 2023).

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 8, 2023.

HAGERTY, INC.

By:	/s/ McKeel O Hagerty
McKeel O Hagerty
Chief Executive Officer

HAGERTY, INC.

By:	/s/ Patrick McClymont
Patrick McClymont
Chief Financial Officer