Form 10-Q
period 2023-09-30
Hagerty, Inc.
filed 2023-11-08
CIK 1840776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The registrant had 84,588,536 shares of Class A Common Stock outstanding and 251,033,906 shares of Class V Common Stock outstanding as of October 20, 2023.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, as well as information included in oral statements or other written statements made by us, contain statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, are forward-looking statements, including statements regarding our future operating results and financial position, our business strategy and plans, products, services, and technology offerings, market conditions, growth and trends, expansion plans and opportunities, and our objectives for future operations. Forward-looking statements can be identified by words such as "anticipate," "believe," "envision," "estimate," "expect," "intend," "may," "plan," "predict," "project," "target," "potential," "will," "would," "could," "should," "continue," "ongoing," "contemplate," and other similar expressions, although not all forward-looking statements contain these identifying words.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Hagerty, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

REVENUE:	in thousands (except per share amounts)
Commission and fee revenue	$103,173	$85,457	$287,972	$243,424
Earned premium	139,785	107,487	384,498	290,719
Membership, marketplace and other revenue	32,616	23,813	82,700	56,442
Total revenue	275,574	216,757	755,170	590,585
OPERATING EXPENSES:
Salaries and benefits	51,318	50,120	160,122	149,867
Ceding commission	65,413	50,415	181,188	138,048
Losses and loss adjustment expenses	57,485	60,605	159,461	136,144
Sales expense	47,737	44,097	124,791	109,989
General and administrative services	22,166	23,853	64,865	64,040
Depreciation and amortization	10,753	8,890	34,893	24,337
Restructuring, impairment and related charges, net	473	—	8,857	—
Losses and impairments related to divestitures	4,112	—	4,112	—
Total operating expenses	259,457	237,980	738,289	622,425
OPERATING INCOME (LOSS)	16,117	(21,223)	16,881	(31,840)
Change in fair value of warrant liabilities	850	11,583	(1,419)	37,869
Revaluation gain on previously held equity method investment	—	34,735	—	34,735
Interest and other income (expense)	6,260	662	15,677	(375)
INCOME (LOSS) BEFORE INCOME TAX EXPENSE	23,227	25,757	31,139	40,389
Income tax benefit (expense)	(4,604)	91	(12,002)	(4,077)
Income (loss) from equity method investment, net of tax	—	(1,535)	—	(1,676)
NET INCOME (LOSS)	18,623	24,313	19,137	34,636
Net loss (income) attributable to non-controlling interest	(13,269)	(9,599)	(13,477)	2,049
Accretion of Series A Convertible Preferred Stock	(1,838)	—	(1,838)	—
NET INCOME (LOSS) ATTRIBUTABLE TO CLASS A COMMON STOCKHOLDERS	$3,516	$14,714	$3,822	$36,685

Earnings (loss) per share of Class A Common Stock:
Basic	$0.04	$0.18	$0.04	$0.44
Diluted	$0.04	$0.07	$0.04	$0.03

Weighted-average shares of Class A Common Stock outstanding:
Basic	84,479	82,816	84,042	82,569
Diluted	84,479	336,768	84,042	335,392

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
See Note 21 for information regarding Related-Party Transactions.

Hagerty, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

	in thousands
Net income (loss)	$18,623	$24,313	$19,137	$34,636
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(955)	(2,173)	392	(2,921)
Derivative instruments	(97)	987	(245)	2,920
Other comprehensive income (loss)	(1,052)	(1,186)	147	(1)
Comprehensive income (loss)	17,571	23,127	19,284	34,635
Comprehensive loss (income) attributable to non-controlling interest	(12,476)	(9,599)	(13,588)	2,049
Accretion of Series A Convertible Preferred Stock	(1,838)	—	(1,838)	—
Comprehensive income (loss) attributable to Class A Common Stockholders	$3,257	$13,528	$3,858	$36,684

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
See Note 21 for information regarding Related-Party Transactions.

Hagerty, Inc.
Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2023	December 31, 2022

ASSETS	in thousands (except share amounts)
Current Assets:
Cash and cash equivalents	$90,710	$95,172
Restricted cash and cash equivalents	594,865	444,019
Accounts receivable	81,960	58,255
Premiums receivable	179,168	100,700
Commissions receivable	63,192	60,151
Notes receivable	26,828	25,493
Deferred acquisition costs, net	155,278	107,342
Other current assets	56,783	45,651
Total current assets	1,248,784	936,783
Notes receivable	13,329	11,934
Property and equipment, net	21,518	25,256
Lease right-of-use assets	52,113	82,398
Intangible assets, net	95,776	104,024
Goodwill	114,198	115,041
Other long-term assets	37,959	37,082
TOTAL ASSETS	$1,583,677	$1,312,518
LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$75,963	$77,049
Losses payable and provision for unpaid losses and loss adjustment expenses	190,784	167,257
Commissions payable	111,657	77,075
Due to insurers	113,485	68,171
Advanced premiums	28,881	17,084
Unearned premiums	335,901	235,462
Contract liabilities	33,954	25,257
Total current liabilities	890,625	667,355
Long-term lease liabilities	52,022	80,772
Long-term debt, net	75,764	108,280
Warrant liabilities	46,980	45,561
Deferred tax liability	17,892	12,850
Contract liabilities	17,835	19,169
Other long-term liabilities	3,972	11,162
TOTAL LIABILITIES	1,105,090	945,149
Commitments and Contingencies (Note 22)	—	—
TEMPORARY EQUITY
Preferred stock, $0.0001 par value (20,000,000 shares authorized, 8,483,561 Series A Convertible Preferred Stock issued and outstanding as of September 30, 2023 and no shares issued and outstanding as of December 31, 2022)	80,997	—
STOCKHOLDERS' EQUITY
Class A Common Stock, $0.0001 par value (500,000,000 shares authorized, 84,479,065 and 83,202,969 issued and outstanding as of September 30, 2023 and December 31, 2022, respectively)	8	8
Class V Common Stock, $0.0001 par value (300,000,000 authorized, 251,033,906 shares issued and outstanding as of September 30, 2023 and December 31, 2022)	25	25
Additional paid-in capital	557,961	549,034
Accumulated earnings (deficit)	(483,566)	(489,602)
Accumulated other comprehensive income (loss)	(176)	(213)
Total stockholders' equity	74,252	59,252
Non-controlling interest	323,338	308,117
Total equity (Note 16)	397,590	367,369
TOTAL LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY	$1,583,677	$1,312,518
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
See Note 21 for information regarding Related-Party Transactions.

Hagerty, Inc.
Condensed Consolidated Statements of Changes in Temporary Equity and Stockholders' Equity (Unaudited)

Three Months Ended September 30, 2023
	Temporary Equity		Stockholders' Equity
	Series A Convertible Preferred Stock		Class A Common Stock		Class V Common Stock		Additional Paid in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
in thousands	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2023	8,484	$79,159	84,406	$8	251,034	$25	$556,595	$(489,296)	$83	$67,415	$311,395	$378,810
Net income (loss)	—	—	—	—	—	—	—	5,354	—	5,354	13,269	18,623
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(259)	(259)	(793)	(1,052)
Accretion of Series A Convertible Preferred Stock	—	1,838	—	—	—	—	(1,838)	—	—	(1,838)	—	(1,838)
Issuance of shares under employee plans	—	—	73	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	4,935	—	—	4,935	—	4,935
Non-controlling interest issued capital	—	—	—	—	—	—	—	—	—	—	179	179
Termination of MHH Joint Venture (see Note 7)	—	—	—	—	—	—	(917)	376	—	(541)	(1,526)	(2,067)
Reallocation between controlling and non-controlling interest	—	—	—	—	—	—	(814)	—	—	(814)	814	—
Balance at September 30, 2023	8,484	$80,997	84,479	$8	251,034	$25	$557,961	$(483,566)	$(176)	$74,252	$323,338	$397,590

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
See Note 21 for information regarding Related-Party Transactions.

Hagerty, Inc.
Condensed Consolidated Statements of Changes in Temporary Equity and Stockholders' Equity (Unaudited)

Nine Months Ended September 30, 2023
	Temporary Equity		Stockholders' Equity
	Series A Convertible Preferred Stock		Class A Common Stock		Class V Common Stock		Additional Paid in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
in thousands	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2022	—	$—	83,203	$8	251,034	$25	$549,034	$(489,602)	$(213)	$59,252	$308,117	$367,369
Net income (loss)	—	—	—	—	—	—	—	5,660	—	5,660	13,477	19,137
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	37	37	110	147
Accretion of Series A Convertible Preferred Stock	—	1,838	—	—	—	—	(1,838)	—	—	(1,838)	—	(1,838)
Issuance of shares under employee plans	—	—	1,016	—	—	—	906	—	—	906	—	906
Stock-based compensation	—	—	—	—	—	—	13,157	—	—	13,157	—	13,157
Conversion of Hagerty Group Units to Class A Common Stock	—	—	260	—	—	—	2,311	—	—	2,311	(2,311)	—
Issuance of Series A Convertible Preferred Stock, net of issuance costs	8,484	79,159	—	—	—	—	—	—	—	—	—	—
Non-controlling interest issued capital	—	—	—	—	—	—	—	—	—	—	779	779
Termination of MHH Joint Venture (see Note 7)	—	—	—	—	—	—	(917)	376	—	(541)	(1,526)	(2,067)
Reallocation between controlling and non-controlling interest	—	—	—	—	—	—	(4,692)	—	—	(4,692)	4,692	—
Balance at September 30, 2023	8,484	$80,997	84,479	$8	251,034	$25	$557,961	$(483,566)	$(176)	$74,252	$323,338	$397,590

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
See Note 21 for information regarding Related-Party Transactions.

Hagerty, Inc.
Condensed Consolidated Statements of Changes in Temporary Equity and Stockholders' Equity (Unaudited)

Three Months Ended September 30, 2022
	Temporary Equity		Stockholders' Equity
	Series A Convertible Preferred Stock		Class A Common Stock		Class V Common Stock		Additional Paid in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
in thousands	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2022	—	$—	82,452	$8	251,034	$25	$532,922	$(460,304)	$(542)	$72,109	$217,412	$289,521
Net income (loss)	—	—	—	—	—	—	—	14,714	—	14,714	9,599	24,313
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(1,186)	(1,186)	—	(1,186)
Issuance of shares under employee plans	—	—	37	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	—	—	3,858	—	—	3,858	—	3,858
Broad Arrow acquisition	—	—	714	—	—	—	9,613	—	—	9,613	63,640	73,253
Balance at September 30, 2022	—	$—	83,203	$8	251,034	$25	$546,393	$(445,590)	$(1,728)	$99,108	$290,651	$389,759

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
See Note 21 for information regarding Related-Party Transactions.

Hagerty, Inc.
Condensed Consolidated Statements of Changes in Temporary Equity and Stockholders' Equity (Unaudited)

Nine Months Ended September 30, 2022
	Temporary Equity	Stockholders' Equity
	Redeemable Non-Controlling Interest	Class A Common Stock		Class V Common Stock		Additional Paid in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
in thousands		Shares	Amount	Shares	Amount
Balance at December 31, 2021	$593,277	82,327	$8	251,034	$25	$160,189	$(482,276)	$(1,727)	$(323,781)	$1,305	$(322,476)
Net income (loss) before exchange agreement amendment	(11,205)	—	—	—	—	—	(3,679)	—	(3,679)	(172)	(3,851)
Other comprehensive income (loss) before exchange agreement amendment	—	—	—	—	—	—	—	1,657	1,657	—	1,657
Redemption value adjustment for redeemable non-controlling interest	1,560,418	—	—	—	—	(162,095)	(1,398,325)	—	(1,560,420)	—	(1,560,420)
Removal of the redeemable feature of the non-controlling interest	(2,142,490)	—	—	—	—	528,615	1,398,325	—	1,926,940	215,550	2,142,490
Net income (loss) subsequent to exchange agreement amendment	—	—	—	—	—	—	40,365	—	40,365	9,328	49,693
Other comprehensive income (loss) subsequent to exchange agreement amendment	—	—	—	—	—	—	—	(1,658)	(1,658)	—	(1,658)
Exercise of warrants	—	125	—	—	—	1,906	—	—	1,906	—	1,906
Issuance of shares under employee plans	—	37	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	8,165	—	—	8,165	—	8,165
Non-controlling interest issued capital	—	—	—	—	—	—	—	—	—	1,000	1,000
Broad Arrow acquisition	—	714	—	—	—	9,613	—	—	9,613	63,640	73,253
Balance at September 30, 2022	$—	83,203	$8	251,034	$25	$546,393	$(445,590)	$(1,728)	$99,108	$290,651	$389,759

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
See Note 21 for information regarding Related-Party Transactions.

Hagerty, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended September 30,
	2023	2022

OPERATING ACTIVITIES:	in thousands
Net income (loss)	$19,137	$34,636
Adjustments to reconcile net income (loss) to net cash from operating activities:
Change in fair value of warrant liabilities	1,419	(37,869)
Loss on equity method investment	—	1,676
Revaluation gain on previously held equity method investment	—	(34,735)
Depreciation and amortization	34,893	24,337
Provision for deferred taxes	4,973	3,373
Impairment of operating lease right-of-use assets	1,147	—
Loss on disposals of equipment, software and other assets	2,019	1,131
Losses and impairments related to divestitures	2,827	—
Share-based compensation expense	13,157	8,165
Other	1,162	242
Changes in operating assets and liabilities:
Accounts, premiums and commission receivable	(107,001)	(71,753)
Deferred acquisition costs	(47,936)	(32,637)
Losses payable and provision for unpaid losses and loss adjustment expenses	23,527	53,574
Commissions payable	34,582	21,109
Due to insurers	45,322	40,876
Advanced premiums	11,800	10,363
Unearned premiums	100,439	74,624
Other assets and liabilities, net	(9,246)	(3,549)
Net Cash Provided by Operating Activities	132,221	93,563
INVESTING ACTIVITIES:
Capital expenditures	(21,556)	(33,429)
Acquisitions, net of cash acquired	(8,690)	(12,715)
Purchase of previously held equity method investment	—	(15,250)
Issuance of note receivable to previously held equity method investment	—	(7,000)
Issuance of notes receivable	(11,405)	(8,391)
Collection of notes receivable	10,252	—
Purchase of fixed income securities	(7,277)	(2,448)
Maturities of fixed income securities	4,128	1,216
Other investing activities	86	(1,662)
Net Cash Used in Investing Activities	(34,462)	(79,679)
FINANCING ACTIVITIES:
Payments on long-term debt	(132,850)	(90,500)
Proceeds from long-term debt, net of issuance costs	100,345	91,000
Proceeds from issuance of preferred stock, net of issuance costs	79,159	—
Contribution from non-controlling interest	779	1,000
Payments on notes payable	—	(1,000)
Proceeds from issuance of common stock under employee stock purchase plan	906	—
Net Cash Provided by (Used in) Financing Activities	48,339	500
Effect of exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	286	(2,023)

Change in cash and cash equivalents and restricted cash and cash equivalents	146,384	12,361
Beginning cash and cash equivalents and restricted cash and cash equivalents	539,191	603,972
Ending cash and cash equivalents and restricted cash and cash equivalents	$685,575	$616,333
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
See Note 21 for information regarding Related-Party Transactions.

Hagerty, Inc.
Notes To Condensed Consolidated Financial Statements (Unaudited)

1 — Basis of Presentation and Accounting Policies

In the Notes to the Condensed Consolidated Financial Statements, the terms "we," "Hagerty," and "the Company" refer to Hagerty, Inc., and its consolidated subsidiaries, including The Hagerty Group, LLC ("The Hagerty Group"), unless the context requires otherwise.

Description of Business — Hagerty is a global market leader in providing insurance for classic cars and enthusiast vehicles. In addition, Hagerty provides an automotive enthusiast platform that protects, engages, entertains and connects with its insurance policyholders and Hagerty Drivers Club ("HDC") paid subscribers, collectively referred to herein as "Members," and other car enthusiasts. Hagerty also offers Marketplace, which conducts live and time-based online auctions, facilitates private sales of collector cars, and provides asset-backed financing secured by collector cars.

In August 2022, the Company acquired the Broad Arrow Group, Inc. and its consolidated subsidiaries ("Broad Arrow") (the "Broad Arrow Acquisition"). As a result of the Broad Arrow Acquisition, the Company and Broad Arrow are further leveraging their respective product offerings and continue to build Marketplace.

The Company’s headquarters are located in Traverse City, Michigan.

The Company operates through various subsidiaries, which generate the following revenue streams:

Commission and fee revenue

As a Managing General Agent ("MGA"), Hagerty earns commission and fee revenue for the underwriting, sale and servicing of classic car, enthusiast vehicle and marine insurance policies written through personal and commercial lines agency agreements with multiple insurance carriers in the United States ("U.S."), Canada and the United Kingdom ("U.K.").

Earned premium

Reinsurance premiums are earned through Hagerty Reinsurance Limited ("Hagerty Re"), which is registered as a Class 3A reinsurer under the Bermuda Insurance Act 1978. Hagerty Re reinsures the classic car, enthusiast vehicle and marine risks written through Hagerty's MGA entities in the U.S., Canada and the U.K. Earned premium is recorded net of catastrophe premiums and premiums ceded to third-party reinsurers. In the third quarter of 2023, AM Best assigned a financial strength rating of A- (Excellent) to Hagerty Re.

The policies sold by Hagerty's U.S. MGAs are underwritten by Essentia Insurance Company ("Essentia") and reinsured with Essentia's affiliate, Evanston Insurance Company ("Evanston"). In turn, Hagerty Re assumes a portion of the risk and earns premiums through a quota share agreement with Evanston. Essentia and Evanston are wholly-owned subsidiaries of Markel Group, Inc., f/k/a Markel Corporation ("Markel"), which is a related party. Refer to Note 21 — Related-Party Transactions for additional information.
The policies sold by Hagerty's Canadian MGA are underwritten by Aviva Canada Inc. ("Aviva"), through Aviva's Canadian subsidiary, Elite Insurance Company ("Elite"). In turn, Hagerty Re assumes a portion of the risk and earns premiums through a quota share agreement with Elite.
The policies sold by Hagerty's U.K. MGA are primarily underwritten by Markel International Insurance Company Limited ("Markel International"). In turn, Hagerty Re assumes a portion of the risk and earns premiums through a quota share agreement with Markel International, a wholly-owned subsidiary of Markel, which is a related party. Refer to Note 21 — Related-Party Transactions for additional information. As U.K. law requires unlimited liability coverage, Hagerty Re purchases reinsurance to limit its exposure to £1,000,000 per liability claim.

Membership, marketplace and other revenue

The Company earns subscription revenue through HDC membership offerings. HDC memberships are sold as a bundled product which give Members access to a number of products and services, including Hagerty Drivers Club Magazine, automotive enthusiast events, Hagerty's proprietary vehicle valuation tool, emergency roadside services, and special vehicle-related discounts.

The Company earns fee-based revenue from its Marketplace offerings, which include the sale of collector cars through live auctions, time-based online auctions, and brokered private sales. In addition, Marketplace earns finance revenue from term loans and consignor advances secured by collector cars.

The Company owns and operates collector car events, including The Amelia and the Greenwich Concours d'Elegance, through which revenue is earned from ticket sales and sponsorships.

The Company operates Hagerty Garage + Social, a network of vehicle storage and exclusive social club facilities for classic, collector and exotic car owners from which it earns fee-based revenue. Refer to Note 7 — Losses and Impairments Related to Divestitures for additional information related to Hagerty Garage + Social.

Basis of Presentation — The Company's Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the regulations of the Securities and Exchange Commission and include the accounts of Hagerty, Inc., which is comprised of The Hagerty Group and its consolidated subsidiaries. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as permitted by such rules and regulations.

The Company's Condensed Consolidated Financial Statements reflect all normal recurring adjustments and accruals that are, in the opinion of management, necessary for a fair statement of its financial position and results of operations for the interim periods presented.

These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

Principles of Consolidation — The Company's Condensed Consolidated Financial Statements contain the accounts of Hagerty, Inc. and its majority-owned or controlled subsidiaries.

The Company is the sole managing member of The Hagerty Group and, as a result, consolidates the financial statements of The Hagerty Group. The Company had economic ownership of 24.8% and 24.5% of The Hagerty Group as of September 30, 2023 and December 31, 2022, respectively.

As of September 30, 2023 and December 31, 2022, The Hagerty Group owned 100% and approximately 80%, respectively, of Member Hubs Holding, LLC ("MHH"), which operates as Hagerty Garage + Social. Refer to Note 7 — Losses and Impairments Related to Divestitures for additional information related to MHH and Hagerty Garage + Social.

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

Supplemental Cash Flow Information — The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents as of September 30, 2023 and 2022:

	September 30, 2023	September 30, 2022

	in thousands
Cash and cash equivalents	$90,710	$180,417
Restricted cash and cash equivalents	594,865	435,916
Total cash and cash equivalents and restricted cash and cash equivalents	$685,575	$616,333

The table below presents information regarding the Company's non-cash investing activities, as well as the cash paid for interest and taxes for the nine months ended September 30, 2023 and 2022:

	Nine months ended September 30,
	2023	2022

NON-CASH INVESTING ACTIVITIES:	in thousands
Capital expenditures	$237	$4,137
Acquisitions	$1,742	$80,753
Termination of MHH Joint Venture (Refer to Note 7)	$2,929	$—

CASH PAID FOR:
Interest	$4,236	$2,965
Income taxes	$7,000	$5,253

The issuance of Class A Common Stock resulting from the vesting of restricted stock units is a non-cash financing activity. Refer to Note 19 — Share-Based Compensation for information related to share-based compensation.

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

The Company also elected the package of practical expedients provided by ASC 842, which allowed it to: (i) not reassess whether expired or existing contracts contained leases; (ii) not reassess previous lease classification; and (iii) not revalue initial direct costs for existing leases. The Company also elected the lessee practical expedient to combine lease and non-lease components in the accounting for leases of all asset classes. In addition, the Company did not elect the hindsight practical expedient. The expense of operating leases under ASC 842 is generally recognized on a straight-line basis which is calculated as the total lease cost divided by the lease term and is recognized in the Condensed Consolidated Statements of Operations.

Credit Losses — In June 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments - Credit Losses (ASC Topic 326): Measurement of Credit Losses on Financial Instruments, which amends previously issued guidance regarding the impairment of financial instruments by creating an impairment model that is based on expected losses rather than incurred losses. This standard requires financial assets measured on the amortized cost basis to be presented at the net amount expected to be collected. The following financial assets held by the Company are within the scope of ASU No. 2016-13: (i) Accounts receivable, (ii) Premiums receivable, (iii) Commissions receivable, (iv) Notes receivable, (v) consignor advances, and (vi) certain fixed income securities. The amount of any required allowance for expected credit losses is determined utilizing historical loss rates, which are then adjusted, if necessary, for specific financial assets that are judged to have a higher-than-normal risk profile. Additional credit loss allowances may also be recorded after taking into account macro-economic and industry risk factors. For Notes receivable and consignor advances, to the extent necessary, the amount of any required allowance for credit losses takes into account the estimated realizable value of the collateral securing the loan or advance. The Company adopted ASU No. 2016-13 on January 1, 2023 without a material effect on the Company's Condensed Consolidated Financial Statements and with no required cumulative-effect adjustment to "Accumulated earnings (deficit)" within the Condensed Consolidated Statements of Changes in Temporary Equity and Stockholders' Equity.

2 — Revenue

Disaggregation of Revenue — The following table presents Hagerty's revenue by distribution channel, as well as a reconciliation to total revenue for the three and nine months ended September 30, 2023 and 2022. Commission and fee revenue and contingent commission revenue earned through the Agent distribution channel includes revenue generated through Hagerty's relationships with independent agents and brokers. Commission and fee revenue and contingent commission revenue earned through direct distribution channel includes revenue generated by Hagerty's employee agents.

	Three months ended September 30, 2023
	Agent	Direct	Total

	in thousands
Commission and fee revenue	$44,387	$37,388	$81,775
Contingent commission revenue	11,825	9,573	21,398
Membership revenue	—	13,835	13,835
Marketplace and other revenue	—	18,781	18,781
Total revenue from customer contracts	56,212	79,577	135,789
Earned premium recognized under ASC 944			139,785
Total revenue			$275,574

	Three months ended September 30, 2022
	Agent	Direct	Total

	in thousands
Commission and fee revenue	$37,998	$33,031	$71,029
Contingent commission revenue	7,937	6,491	14,428
Membership revenue	—	11,375	11,375
Marketplace and other revenue	—	12,438	12,438
Total revenue from customer contracts	45,935	63,335	109,270
Earned premium recognized under ASC 944			107,487
Total revenue			$216,757

	Nine months ended September 30, 2023
	Agent	Direct	Total

	in thousands
Commission and fee revenue	$123,046	$104,229	$227,275
Contingent commission revenue	33,506	27,191	60,697
Membership revenue	—	39,528	39,528
Marketplace and other revenue	—	43,172	43,172
Total revenue from customer contracts	156,552	214,120	370,672
Earned premium recognized under ASC 944			384,498
Total revenue			$755,170

	Nine months ended September 30, 2022
	Agent	Direct	Total

	in thousands
Commission and fee revenue	$104,390	$91,183	$195,573
Contingent commission revenue	26,169	21,682	47,851
Membership revenue	—	32,824	32,824
Marketplace and other revenue	—	23,618	23,618
Total revenue from customer contracts	130,559	169,307	299,866
Earned premium recognized under ASC 944			290,719
Total revenue			$590,585

The following table presents Hagerty's revenue disaggregated by geographic area, as well as a reconciliation to total revenue for the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30, 2023
	U.S.	Canada	Europe	Total

	in thousands
Commission and fee revenue	$73,891	$6,422	$1,462	$81,775
Contingent commission revenue	21,360	—	38	21,398
Membership revenue	12,942	893	—	13,835
Marketplace and other revenue	17,779	229	773	18,781
Total revenue from customer contracts	125,972	7,544	2,273	135,789
Earned premium recognized under ASC 944				139,785
Total revenue				$275,574

	Three months ended September 30, 2022
	U.S.	Canada	Europe	Total

	in thousands
Commission and fee revenue	$63,941	$5,940	$1,148	$71,029
Contingent commission revenue	14,491	—	(63)	14,428
Membership revenue	10,538	837	—	11,375
Marketplace and other revenue	11,740	227	471	12,438
Total revenue from customer contracts	100,710	7,004	1,556	109,270
Earned premium recognized under ASC 944				107,487
Total revenue				$216,757

	Nine months ended September 30, 2023
	U.S.	Canada	Europe	Total

	in thousands
Commission and fee revenue	$206,099	$17,379	$3,797	$227,275
Contingent commission revenue	60,590	—	107	60,697
Membership revenue	36,865	2,663	—	39,528
Marketplace and other revenue	40,366	741	2,065	43,172
Total revenue from customer contracts	343,920	20,783	5,969	370,672
Earned premium recognized under ASC 944				384,498
Total revenue				$755,170

	Nine months ended September 30, 2022
	U.S.	Canada	Europe	Total

	in thousands
Commission and fee revenue	$176,011	$16,214	$3,348	$195,573
Contingent commission revenue	47,757	—	94	47,851
Membership revenue	30,317	2,507	—	32,824
Marketplace and other revenue	21,806	697	1,115	23,618
Total revenue from customer contracts	275,891	19,418	4,557	299,866
Earned premium recognized under ASC 944				290,719
Total revenue				$590,585

Refer to Note 10 — Reinsurance for information regarding "Earned premium" recognized under ASC 944.

Contract Assets and Liabilities — The following table is a summary of the Company's contract assets and liabilities as of September 30, 2023 and December 31, 2022.

	September 30, 2023	December 31, 2022

	in thousands
Contract assets	$59,635	$60,151
Contract liabilities	$51,789	$44,426

Contract assets, which are reported within "Commissions receivable" on the Condensed Consolidated Balance Sheets, consist of contingent underwriting commission ("CUC") receivables, which are earned throughout the year and settled annually in the first quarter of the following year. As such, the "Commissions receivable" balance is generally at its lowest level in the first quarter of the year, and then grows throughout the year as additional CUC receivables are accrued.

Contract liabilities consist of cash collected in advance of revenue recognition, which primarily includes HDC membership and the advanced commission related to the Company's master alliance agreement with State Farm Mutual Automobile Insurance Company ("State Farm"). Refer to Note 21 — Related-Party Transactions for additional information regarding the Company's master alliance agreement with State Farm.

3 — Notes Receivable

Broad Arrow makes term loans secured by collector cars. The term loans made by Broad Arrow can carry a fixed or variable rate of interest and typically have an initial maturity of up to two years, often with an option for the borrower to renew for one year increments, provided the borrower remains in good standing. The carrying value of the loan portfolio approximates its fair value due to the relatively short-term maturities and the market rates of interest associated with most loans.

In certain situations, term loans are made to borrowers to refinance the accounts receivable balances generated by their Broad Arrow auction or private sale purchases. These term loans are accounted for as non-cash transfers between "Accounts receivable" and "Notes receivable" and are, therefore, not presented within Investing Activities in the Company's Condensed Consolidated Statements of Cash Flows. Upon repayment, the cash received in settlement of such Notes receivable is classified within Operating Activities in the Company's Condensed Consolidated Statements of Cash Flows.

Broad Arrow aims to mitigate the risk associated with a potential devaluation in collateral by targeting a maximum loan-to-value ("LTV") ratio of 65% (i.e., the principal loan amount divided by the estimated value of the collateral). The LTV ratio is reassessed if the loan is renewed and on a quarterly basis, or more frequently, if there is a material change in the circumstances related to the loan, the value of the collateral, the disposal plans for the collateral, or if an event of default occurs. If, as a result of this reassessment, the LTV ratio increases above the target level, the borrower is asked to make principal payments and/or post sufficient additional collateral to reduce the LTV ratio as a condition of future financing or renewal. If an event of default occurs with respect to a loan, Broad Arrow is entitled to sell the collateral to recover the outstanding principal and accrued interest balance.

Management believes that the LTV ratio is the critical credit quality indicator for the loans made by Broad Arrow. In estimating the realizable value of the collector cars pledged as collateral for Broad Arrow's loans, management utilizes its expertise in the collector car market and considers an array of factors impacting the current and expected future value of each car including the year, make, model, mileage, history, and in the case of collector cars, the provenance, quality of restoration (if applicable), the originality of the body, chassis, and mechanical components, and comparable market transaction values.

The repayment of Broad Arrow's loans can be adversely impacted by a decline in the collector car market in general or in the value of the collateral, which is concentrated within certain collecting categories. In addition, in situations when Broad Arrow’s claim on the collateral is subject to a legal process, the ability to realize proceeds from the collateral may be limited or delayed.

As of September 30, 2023, Broad Arrow's net notes receivable balance was $40.2 million, of which $26.8 million was classified within current assets and $13.3 million was classified within long-term assets on the Condensed Consolidated Balance Sheets. As of December 31, 2022, Broad Arrow's net notes receivable balance was $37.4 million, of which $25.5 million was classified within current assets and $11.9 million was classified within long-term assets on the Condensed Consolidated Balance Sheets. The classification of a loan as current or long-term takes into account the contractual maturity date of the loan, as well as the likelihood of renewing the loan on or before its contractual maturity date.

The table below provides the aggregate LTV ratio for Broad Arrow's loan portfolio as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022

	in thousands
Secured loans	$40,157	$37,427
Estimate of collateral value	$89,659	$75,802
Aggregate LTV ratio	44.8%	49.4%

As of September 30, 2023, two borrowers had loan balances that exceeded 10% of the total loan portfolio. These loans total $15.8 million, representing 39% of the total loan portfolio. The collateral related to these loans was $42.3 million, resulting in an aggregate LTV ratio of 37%.

Management considers a loan to be past due when an interest payment is not paid within 10 business days of the monthly due date, or if the principal amount is not repaid by the contractual maturity date. Typically, a loan becomes past due only for a short period of time during which the loan is renewed or collateral is sold to satisfy the borrower's obligations. As of September 30, 2023 and December 31, 2022, the amount of past due interest payments was immaterial and there were no past due principal payments.

A non-accrual loan is a loan for which future interest income is not recorded due to management’s determination that it is probable that future interest on the loan will not be collectible. Broad Arrow did not have any material non-accrual loans as of September 30, 2023 or December 31, 2022.

As of September 30, 2023 and December 31, 2022, the allowance for expected credit losses related to the Broad Arrow loan portfolio was not material based on management’s quarterly risk assessment, which takes into consideration a number of factors including the level of historical losses for similar loans, the quality of the collateral, the low LTV ratio of the loans, management's overall assessment of the current circumstances and risks related to each loan, and, to a lesser extent, the creditworthiness of each borrower.

As of December 31, 2022, management performed an analysis on the loan portfolio for indicators of impairment and determined that there were no impaired loans outstanding.

4 — Other Assets

As of September 30, 2023 and December 31, 2022, other assets, current and long-term, consisted of:

	September 30, 2023	December 31, 2022

	in thousands
Prepaid sales, general and administrative expenses	$18,314	$24,234
Prepaid software as a service ("SaaS") implementation costs	18,687	18,501
Fixed income investments	16,181	12,986
Contract costs	7,868	6,576
Consignor advances (1)	3,100	—
Inventory (2)	1,897	2,074
Digital media content (3)	2,299	5,580
Deferred reinsurance premiums ceded (4)	14,172	91
Other (5)	12,224	12,691
Other assets	$94,742	$82,733

(1)    Broad Arrow makes consignor advances secured by collector cars that are contractually committed, in the near term, to be offered for sale at a Broad Arrow auction. Consignor advances allow the seller to receive funds upon consignment for an auction sale that will occur up to six months in the future and have short-term contractual maturities.
(2)    As of September 30, 2023, "Inventory" primarily includes vehicles owned by Broad Arrow that have been purchased for resale purposes.
(3)    The reduction in digital media content when compared to December 31, 2022 was primarily attributable to $4.3 million of impairments recorded through the first nine months of 2023 as a result of lower than anticipated advertising and sponsorship revenue associated with these assets.
(4)    Deferred reinsurance premiums ceded represent the unexpired portion of premiums ceded to reinsurers. As of September 30, 2023, $9.7 million of deferred reinsurance premiums relates to the High-Net-Worth Accounts program introduced in 2023 and $4.5 million relates to the cost of the 2023 catastrophe reinsurance program. Refer to Note 10 — Reinsurance for additional information on the Company’s reinsurance programs.
(5)    As of September 30, 2023, other assets primarily included $3.9 million of other investments, the $3.0 million fair value of an interest rate swap, $2.7 million of collector vehicle investments, $1.3 million of deferred financing costs related to the Company's credit facility, and $1.1 million related to an outstanding reinsurance recoverable. As of December 31, 2022, other assets primarily included $4.0 million of other investments, the $3.3 million fair value of an interest rate swap, $2.5 million of collector vehicle investments, $1.4 million of deferred financing costs related to the Company's credit facility, and $1.4 million related to an outstanding reinsurance recoverable.

5 — Leases

The following table summarizes the components of the Company's operating lease expense for the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

	in thousands
Operating lease expense (1)	$3,172	$2,508	$9,472	$6,791
Short-term lease expense (1)	131	17	347	94
Variable lease expense (1) (2)	2,031	1,868	3,680	3,113
Sublease revenue (3)	(202)	(55)	(399)	(100)
Lease cost, net	$5,132	$4,338	$13,100	$9,898

(1)    Classified within "General and administrative services" on the Condensed Consolidated Statements of Operations.
(2)    Amounts include payments for maintenance, taxes, insurance, and payments affected by the Consumer Price Index.
(3)    Classified within "Membership, marketplace and other revenue" on the Condensed Consolidated Statements of Operations.

The following tables summarize supplemental balance sheet information related to operating leases as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022

	in thousands
Operating lease ROU assets (1) (2)	$52,113	$82,398

Current lease liabilities (3)	6,537	7,556
Long-term lease liabilities (2)	52,022	80,772
Total operating lease liabilities	$58,559	$88,328

	September 30, 2023	December 31, 2022

	in thousands
ROU assets obtained in exchange for new operating lease liabilities (4)	$632	$82,398
Gains on sales and leaseback transactions, net	$—	$4,314
Weighted-average lease term	9.18	10.23
Weighted-average discount rate	4.8%	5.5%

(1)    Refer to Note 11 — Restructuring, Impairment and Related Charges for information regarding the Company's restructuring activities, which resulted in ROU asset impairments. The total decrease in operating lease ROU assets related to impairments was $1.1 million for the nine months ended September 30, 2023.
(2)    Refer to Note 7 — Losses and Impairments Related to Divestitures for information related to the termination of the joint venture agreement governing MHH, which resulted in the divestiture of certain Hagerty Garage + Social locations and the termination of the lease for the Hagerty Garage + Social location in Culver City, California. The termination of the joint venture agreement governing MHH resulted in decreases of $14.8 million in operating lease ROU assets and $15.2 million in operating lease liabilities in the third quarter of 2023. The termination of the Culver City, California lease resulted in decreases of $9.3 million in operating lease ROU assets and $10.1 million in operating lease liabilities in the third quarter of 2023.
(3)    Current lease liabilities are recorded within "Accounts payable, accrued expenses and other current liabilities" within the Condensed Consolidated Balance Sheets.
(4)    Represents the amount of ROU assets obtained during the nine months ended September 30, 2023 and year ended December 31, 2022, which includes the transition adjustment of $72.8 million for operating lease ROU assets recorded as of January 1, 2022, upon the adoption of ASC 842.

The following table summarizes information about the amount and timing of the Company's future operating lease commitments as of September 30, 2023:

in thousands
2023	$2,280
2024	9,134
2025	8,743
2026	8,163
2027	7,891
Thereafter	37,194
Total lease payments	73,405
Less: imputed interest	(14,846)
Total lease liabilities	$58,559

6 — Acquisitions and Investments

Broad Arrow Acquisition

In January 2022, the Company entered into a joint venture with Broad Arrow, pursuant to which it invested $15.3 million in cash in exchange for equity ownership of approximately 40% of Broad Arrow. Following its entry into the joint venture, the Company used the equity method of accounting for its investment in Broad Arrow with its share of income (loss) recorded within "Income (loss) from equity method investment, net of tax" on the Condensed Consolidated Statements of Operations.

In August 2022, the Company acquired the remaining 60% of Broad Arrow from the former Broad Arrow shareholders in exchange for equity consideration consisting of shares of the Company's Class A Common Stock and Hagerty Group Units. The number of Class A Common Stock shares and Hagerty Group Units issued was calculated using a 20-day volume weighted average stock price of the Class A Common Stock prior to the closing date on August 16, 2022. The fair value of the purchase consideration of $73.3 million was calculated based on the Class A Common Stock price of $13.47 as of the closing date. As a result of the Broad Arrow Acquisition, the Company and Broad Arrow are further leveraging their respective product offerings and continue to build Marketplace.

Fair Value of Consideration Transferred

The following table summarizes the fair value of Broad Arrow as of the date of the acquisition:

in thousands
Total equity consideration	$73,253
Fair value of previously held equity interest in Broad Arrow (1)	48,309
Total consideration and value to be allocated to net assets	$121,562

(1)    The Broad Arrow Acquisition was accounted for as a step acquisition. Accordingly, the Company remeasured its existing 40% equity interest in Broad Arrow immediately prior to the completion of the acquisition to its estimated fair value of approximately $48.3 million. This fair value was derived from the Hagerty, Inc. stock price of $13.47 as of the closing date and thus represents a Level 1 fair value measurement. As a result of the remeasurement, the Company recorded a net gain of approximately $34.7 million in the third quarter of 2022, representing the excess of the $48.3 million estimated fair value of its existing 40% equity interest over its closing date carrying value of approximately $13.6 million.

Allocation of Consideration Transferred

The following table summarizes the allocation of the purchase consideration to the fair values of the identifiable assets acquired and liabilities assumed as of the date of the Broad Arrow Acquisition:

in thousands
Notes receivable (1)	$21,594
Intangible assets, net (2)	3,100
Other assets (3)	11,756
Other liabilities (4)	(13,449)
Total identifiable net assets acquired	23,001
Goodwill	98,561
Total purchase consideration allocated to net assets acquired	$121,562

(1)    Broad Arrow makes term loans secured by collector cars. The fair value of the acquired loans approximated their carrying value due to the relatively short-term maturities and market rates of interest associated with most of the loans. Refer to Note 3 — Notes Receivable for additional information with respect to the Broad Arrow loan portfolio.
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

The excess of the purchase consideration over the aggregate estimated fair values of identifiable assets acquired, net of liabilities assumed, was recorded as goodwill. The goodwill recognized is primarily a result of the expected enhancement of Marketplace through Broad Arrow's various service offerings, including the buying, selling and financing of collector cars through classified listings, auctions and facilitating private sales, as well as the assembled workforce and various other factors.

The acquisition of Broad Arrow was not material to the Company's Condensed Consolidated Statements of Operations. Therefore, pro forma results of operations related to this acquisition have not been presented. Following the Broad Arrow Acquisition, the financial statements of Broad Arrow are consolidated into the Company's Condensed Consolidated Financial Statements.

Speed Digital Acquisition

In April 2022, Hagerty acquired Speed Digital LLC ("Speed Digital") for a purchase price of $15.0 million. The Company paid $7.5 million at closing with an additional two annual installments of $3.75 million to be paid in 2023 and 2024. The first annual installment was paid during the nine months ended September 30, 2023 and the second annual installment will be paid in the first quarter of 2024. Speed Digital was previously wholly-owned indirectly by Robert Kauffman, a member of the Company's Board of Directors (the "Board"), who will receive 100% of the proceeds of the purchase price. Speed Digital operates a SaaS business primarily serving collector car dealers and auction houses, and an advertising and content syndication platform, which includes Motorious.com. The Company acquired Speed Digital to enhance the Marketplace business to establish relationships with their dealer partners and facilitate growth in Marketplace products; augment the Company's automotive intelligence data; and allow Motorious.com to drive audience engagement, content distribution, and advertising revenue.

Other Acquisitions

During the nine months ended September 30, 2023, the Company completed asset acquisitions with an aggregate purchase price, including deferred consideration, of $2.7 million. In addition to the acquisitions of Broad Arrow and Speed Digital, during the nine months ended September 30, 2022, the Company completed asset acquisitions with an aggregate purchase price of $3.5 million.

7 — Losses and Impairments Related to Divestitures

Management is conducting a review of certain components of the Company's operations which has resulted in the sale and/or reorganization of certain of its businesses, including Hagerty Garage + Social and DriveShare, as discussed below. This initiative supports the Company's strategy to prioritize investments and resources in the areas of its business that offer the strongest growth and profit potential.

Hagerty Garage + Social

On September 29, 2023, Hagerty Ventures LLC ("HV"), a wholly owned subsidiary of The Hagerty Group, entered into an agreement with HGS Hub Holdings LLC ("H3") to terminate the joint venture agreement governing MHH, which operates as Hagerty Garage + Social. In connection with this agreement, H3's approximately 20% equity interest in MHH was redeemed and MHH's equity interests in the Palm Beach, Florida and Redmond, Washington locations of Hagerty Garage + Social were distributed to H3. Following the termination of the joint venture agreement, HV now owns 100% of MHH and its remaining Hagerty Garage + Social locations in Delray Beach, Florida; Miami, Florida; Van Nuys, California; and Burlington, Ontario.

As a result of the joint venture termination, the Company recognized a loss of $2.9 million in the third quarter of 2023, representing the difference between the fair value of the approximately 20% equity interest in MHH received by HV and the carrying value of the equity interests distributed to H3. The fair value of the approximately 20% equity interest received by MHH is a Level 3 fair value measurement and was determined using a combination of the discounted cash flow model and the adjusted book value method. This loss is recorded within "Losses and impairments related to divestitures" on the Company's Condensed Consolidated Statements of Operations.

Immediately prior to the joint venture termination, MHH entered into an agreement to terminate the real estate lease held by the Culver City, California location of Hagerty Garage + Social. In connection with this lease termination agreement, MHH paid a termination fee funded by the Company and H3 in exchange for the extinguishment of its remaining obligations under the lease. As a result of this lease termination, the Company recognized a loss of $0.6 million in the third quarter of 2023, consisting of the lease termination fee paid to the landlord, partially offset by the net effect of the derecognition of the assets and liabilities related to the lease. This loss is reported within "Losses and impairments related to divestitures" on the Company's Condensed Consolidated Statements of Operations. Following this lease termination, MHH no longer operates a Hagerty Garage + Social location in Culver City, California.

Hagerty DriveShare

In the third quarter of 2023, The Hagerty Group entered into an agreement to sell Hagerty DriveShare, LLC ("DriveShare"), a peer-to-peer rental platform for collector vehicles, to a third party. The sale was completed on October 9, 2023. As a result of the anticipated completion of this sale, the Company recognized a $0.4 million loss in the third quarter of 2023 to write-down the carrying value of its investment in DriveShare. This loss is recorded within "Losses and impairments related to divestitures" on the Company's Condensed Consolidated Statements of Operations.

8 — Goodwill and Intangible Assets

Goodwill

The following is a reconciliation of the changes in the Company's goodwill for the nine months ended September 30, 2023 and 2022:

	2023	2022

	in thousands
Goodwill as of January 1,	$115,041	$11,488
Acquisitions (1)	—	103,605
Divestitures (2)	(846)	—
Effect of foreign currency translation	3	(62)
Goodwill as of September 30,	$114,198	$115,031

(1)    Refer to Note 6 — Acquisitions and Investments for information related to the Company's acquisitions of Speed Digital, in April 2022, and Broad Arrow, in August 2022, which together resulted in the recognition of $103.6 million of goodwill.
(2)    Refer to Note 7 — Losses and Impairments Related to Divestitures for information related to the termination of the joint venture agreement governing MHH, which resulted in the divestiture of certain Hagerty Garage + Social locations, as well as the divestiture of DriveShare. The termination of the joint venture agreement governing MHH and the divestiture of DriveShare resulted in the derecognition of $0.4 million and $0.4 million, respectively, of goodwill in the third quarter of 2023.

Intangible Assets

The cost and accumulated amortization of intangible assets as of September 30, 2023 and December 31, 2022 are as follows:

	Weighted Average Useful Life	September 30, 2023	December 31, 2022

		in thousands
Renewal rights	10.0	$20,053	$17,282
Internally developed software	3.1	123,610	109,764
Trade names and trademarks	14.0	12,541	12,541
Relationships and customer lists (1)	15.7	8,869	13,890
Other	4.4	1,435	1,434
Intangible assets		166,508	154,911
Less: accumulated amortization		(70,732)	(50,887)
Intangible assets, net		$95,776	$104,024

(1)    Refer to Note 7 — Losses and Impairments Related to Divestitures for information related to the termination of the joint venture agreement governing MHH, which resulted in the divestiture of certain Hagerty Garage + Social locations. The termination of the joint venture agreement governing MHH resulted in the decrease of $5.0 million of relationships and customer lists in the third quarter of 2023.

Intangible asset amortization expense was $7.1 million and $5.9 million for the three months ended September 30, 2023 and 2022, respectively, and $20.9 million and $15.4 million for the nine months ended September 30, 2023 and 2022, respectively.

The estimated future aggregate amortization expense as of September 30, 2023 is as follows:

in thousands
2023	$7,717
2024	27,695
2025	19,460
2026	12,087
2027	8,372
Thereafter	20,445
Total	$95,776

9 — Provision for Unpaid Losses and Loss Adjustment Expenses

The following table presents a reconciliation of the beginning and ending provision for unpaid losses and loss adjustment expenses related to Hagerty Re, net of amounts recoverable from reinsurers:

	Nine months ended September 30,
	2023	2022

	in thousands
Gross reserves for unpaid losses and loss adjustment expenses, beginning of year	$111,741	$74,869
Less: Reinsurance recoverable on unpaid losses and loss adjustment expenses	843	—
Net reserves for unpaid losses and loss adjustment expenses, beginning of year	110,898	74,869
Incurred losses and loss adjustment expenses:
Current accident year	159,461	136,144
Prior accident year	—	—
Total incurred losses and loss adjustment expenses	159,461	136,144
Payments:
Current accident year	35,993	27,939
Prior accident year	44,499	27,759
Total payments	80,492	55,698
Effect of foreign currency rate changes	(42)	(490)
Net reserves for unpaid losses and loss adjustment expenses, end of period	189,825	154,825
Reinsurance recoverable on unpaid losses and loss adjustment expenses	959	8,100
Gross reserves for unpaid losses and loss adjustment expenses, end of period	$190,784	$162,925

In updating Hagerty Re's loss reserve estimates, inputs are considered and evaluated from many sources, including actual claims data, the performance of prior reserve estimates, observed industry trends, and internal review processes, including the views of the Company’s actuary. These inputs are used to improve evaluation techniques and to analyze and assess the change in estimated ultimate losses for each accident year by line of business. These analyses produce a range of indications from various methods, from which an actuarial point estimate is recorded.

10 — Reinsurance

The following table presents Hagerty Re's total premiums assumed and ceded on a written and earned basis for the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	in thousands
Premiums:
Assumed	$178,319	$136,187	$498,962	$373,442
Ceded	(5,838)	(1,268)	(28,107)	(10,958)
Net	$172,481	$134,919	$470,855	$362,484

Premiums earned:
Assumed	$146,004	$110,958	$398,524	$298,818
Ceded	(6,219)	(3,471)	(14,026)	(8,099)
Net	$139,785	$107,487	$384,498	$290,719

Ceded Reinsurance

Hagerty Re purchases catastrophe reinsurance to protect its capital from large catastrophic events and to provide earnings protection and stability. The 2023 catastrophe reinsurance program splits the exposure between accounts with total insured values ("TIV") of up to $5.0 million and U.S. accounts with TIV of $5.0 million and above ("High-Net-Worth Accounts"). Accounts with TIV of up to $5.0 million are afforded $105.0 million of coverage excess of a per event retention of $25.0 million in two layers; $25.0 million excess of $25.0 million and $55.0 million excess of $50.0 million. High-Net-Worth Accounts in the U.S. are covered by a separate catastrophe reinsurance program which provides $30.0 million of coverage excess of per event retention of $9.0 million in one layer; $21.0 million excess of $9.0 million.

In addition to the aforementioned catastrophe coverage, Hagerty Re has entered into quota share agreements to cede a portion of the risk on High-Net-Worth Accounts assumed from Evanston. Specifically, Hagerty Re is ceding 20% of the physical damage exposure effective January 1, 2023, and is ceding an additional 50% of the overall exposure effective March 1, 2023, under quota share agreements with various reinsurers, some of which are related parties. Refer to Note 21 — Related-Party Transactions for additional information.

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

The following table presents the reinsurance recoverable on paid and unpaid losses and loss adjustment expenses as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022

	in thousands
Reinsurance recoverable on paid losses and loss adjustment expenses	$92	$605
Reinsurance recoverable on unpaid losses and loss adjustment expenses	959	843
Total reinsurance recoverable	$1,051	$1,448

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

11 — Restructuring, Impairment and Related Charges

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

In the first quarter of 2023, the Board approved a further reduction in force (the "2023 RIF") following a strategic review of business processes as the Company focuses on driving efficiencies in order to achieve growth and profitability goals. As a result of these actions (collectively, the "2023 Restructuring Actions"), in the first quarter of 2023, the Company recognized $5.5 million within "Restructuring, impairment and related charges, net" in the Condensed Consolidated Statements of Operations. These charges consisted of $5.1 million of severance related costs associated with the 2023 RIF and a $0.4 million impairment charge to write-down the value of certain digital media content assets.

In the second quarter of 2023, the Company recognized $2.8 million of "Restructuring, impairment and related charges, net". These charges included $2.6 million of impairment and related charges associated with operating lease ROU assets and leasehold improvements for office space that was vacated and listed for sublease in the period as a result of the Company's continuing transition to a "remote first" work model. The amount recognized in the second quarter of 2023 also included $0.2 million of additional severance related costs associated with the 2023 RIF. In the third quarter of 2023, the Company recognized $0.5 million of costs associated with its vacated office space within "Restructuring, impairment and related charges, net".

The following is a reconciliation of the liability related to the 2022 Restructuring Actions and the 2023 Restructuring Actions, which is recorded within "Accounts payable, accrued expenses and other current liabilities" on the Condensed Consolidated Balance Sheets. The remaining liability as of September 30, 2023 will be settled in the fourth quarter of 2023.

in thousands
Balance at December 31, 2022	$9,470
Costs incurred and charged to expense	8,857
Costs paid or otherwise settled (1)	(18,282)
Balance at September 30, 2023	$45

(1)    Includes cash payments made for severance, as well as a $3.1 million of impairment and related charges associated with operating lease ROU assets and associated leasehold improvements, a $0.5 million non-cash impairment related to certain digital media content assets and the non-cash share-based compensation effects related to the 2023 RIF.

12 — Fair Value Measurements

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

Recurring fair value measurements

Interest rate swaps

Interest rate swaps are determined to be Level 2 within the fair value hierarchy. The significant inputs used to determine the fair value of interest rate swaps, such as the Secured Overnight Financing Rate ("SOFR") forward curve, are considered observable market inputs. The Company monitors the credit and nonperformance risk associated with its counterparty and believes them to be insignificant. Refer to Note 14 — Interest Rate Swaps for additional information.

Warrant liabilities

The Company's 5,750,000 Public Warrants are Level 1 within the fair value hierarchy as they are measured utilizing quoted market prices.

The Company has determined that its 257,500 Private Placement Warrants, 28,750 Underwriter Warrants, 1,300,000 OTM Warrants, and 12,147,300 PIPE Warrants are Level 3 within the fair value hierarchy. The Company utilizes a Monte Carlo simulation model to measure the fair value of the private warrants. The Company’s Monte Carlo simulation model includes assumptions related to the expected stock-price volatility, expected term, dividend yield, and risk-free interest rate. Refer to Note 18 — Warrant Liabilities for additional information.

The following table summarizes the significant inputs used in the valuation model for the private warrants as of September 30, 2023:

Inputs	Private Placement Warrants	Underwriter Warrants	OTM Warrants	PIPE Warrants
Exercise price	$11.50	$11.50	$15.00	$11.50
Common stock price	$8.17	$8.17	$8.17	$8.17
Volatility	57.5%	57.5%	53.0%	57.5%
Expected term of the warrants	3.18	3.18	8.18	3.18
Risk-free rate	4.80%	4.80%	4.60%	4.80%
Dividend yield	—%	—%	—%	—%

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

The fair value of the Company's financial assets and liabilities measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022, are shown in the tables below:

	Estimated Fair Value as of September 30, 2023
	Total	Level 1	Level 2	Level 3

	in thousands
Financial Assets
Interest rate swaps	$3,049	$—	$3,049	$—
Total	$3,049	$—	$3,049	$—

Financial Liabilities
Public warrants	$13,167	$13,167	$—	$—
Private placement warrants	706	—	—	706
Underwriter warrants	79	—	—	79
OTM warrants	5,247	—	—	5,247
PIPE warrants	27,781	—	—	27,781
Total	$46,980	$13,167	$—	$33,813

	Estimated Fair Value as of December 31, 2022
	Total	Level 1	Level 2	Level 3

	in thousands
Financial Assets
Interest rate swaps	$3,294	$—	$3,294	$—
Total	$3,294	$—	$3,294	$—

Financial Liabilities
Public warrants	$12,880	$12,880	$—	$—
Private placement warrants	673	—	—	673
Underwriter warrants	75	—	—	75
OTM warrants	4,706	—	—	4,706
PIPE warrants	27,227	—	—	27,227
Total	$45,561	$12,880	$—	$32,681

The following table presents a reconciliation of the Company's warrant liabilities that are classified as Level 3 within the fair value hierarchy for the nine months ended September 30, 2023 and 2022:

	Private Placement Warrants	Underwriter Warrants	OTM Warrants	PIPE Warrants	Total

	in thousands
Balance at December 31, 2021	$1,248	$139	$6,849	$55,887	$64,123
Change in fair value of warrant liabilities	(521)	(58)	(1,961)	(24,174)	(26,714)
Exercise of warrants	—	—	—	(1,906)	(1,906)
Balance at September 30, 2022	$727	$81	$4,888	$29,807	$35,503

Balance at December 31, 2022	$673	$75	$4,706	$27,227	$32,681
Change in fair value of warrant liabilities	33	4	541	554	1,132
Balance at September 30, 2023	$706	$79	$5,247	$27,781	$33,813

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

The following table discloses the fair value and related carrying amount of fixed income investments held within Hagerty Re as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

	in thousands
Short-term	$9,618	$9,508	$6,296	$6,205
Long-term	6,563	6,316	6,690	6,316
Total	$16,181	$15,824	$12,986	$12,521

Each reporting period management reviews the credit-rating of each security to ensure it is considered investment grade. Based on the factors outlined above, as of September 30, 2023, the Company does not expect any credit losses related to the fixed income investments and therefore there is no allowance for credit losses recorded. The Company did not record any gains or losses on these securities during the nine months ended September 30, 2023 or 2022.

13 — Long-Term Debt
As of September 30, 2023 and December 31, 2022, "Long-term debt, net" consisted of the following:

	September 30, 2023	December 31, 2022

	in thousands
Credit Facility	$45,395	$105,000
State Farm Term Loan	25,000	—
Notes payable	5,964	3,280
Total long-term debt	76,359	108,280
Less: Unamortized debt issuance costs related to State Farm Term Loan	(595)	—
Total long-term debt, net	$75,764	$108,280

Credit Facility — The Hagerty Group has a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the other financial institutions party thereto from time to time as lenders, as amended (the "Credit Agreement"). The Credit Agreement provides for a revolving credit facility (the "Credit Facility") with an aggregate borrowing capacity of $230.0 million. The Credit Agreement also provides for an uncommitted incremental facility under which the Company may request one or more increases in the amount of the commitments available under the Credit Facility in an aggregate amount not to exceed $50.0 million. Additionally, the Credit Agreement provides for the issuance of letters of credit of up to $25.0 million and borrowings in the British Pound and Euro of up to $25.0 million in the aggregate. The Credit Agreement matures in October 2026, but may be extended by one year on an annual basis if agreed to by the Company and the lenders party thereto. Any unpaid balance on the Credit Facility is due at maturity.

The Credit Facility accrues interest at the applicable reference rate (primarily Term SOFR) depending on the currency of the borrowing plus an applicable margin determined by the Company's net leverage ratio for the preceding period (as defined in the Credit Agreement). The effective interest rate related to the Credit Facility was 7.41% for the nine months ended September 30, 2023.

Credit Facility borrowings are collateralized by assets of The Hagerty Group and its consolidated subsidiaries, except for foreign and certain excluded or immaterial subsidiaries.

Under the Credit Agreement, The Hagerty Group is required, among other things, to meet certain financial covenants (as defined in the Credit Agreement), including a fixed charge coverage ratio and a leverage ratio. As of September 30, 2023 and December 31, 2022, the Company was in compliance with the financial covenants under the Credit Agreement.

State Farm Term Loan — On September 19, 2023, Hagerty Re entered into an unsecured term loan credit facility with State Farm in the aggregate principal amount of $25.0 million (the "State Farm Term Loan"). The State Farm Term Loan bears interest at a rate of 8.0% per annum and will mature on September 19, 2033. State Farm is a related party to the Company. Refer to Note 21 — Related-Party Transactions for additional information.

Notes Payable — As of September 30, 2023 and December 31, 2022, the Company had outstanding notes payable, which are used to fund certain loans made by Broad Arrow in the U.K., totaling $6.0 million and $3.3 million, respectively. The effective interest rates for these notes payable range from 7.0% to 9.8% with repayment due between October 2024 and August 2025. Refer to Note 3 — Notes Receivable for additional information on the lending activities of Broad Arrow.

Letters of Credit — The Company authorized four letters of credit for a total of $11.6 million for operational purposes related to Section 953(d) tax structuring election and lease down payment support.

14 — Interest Rate Swaps

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

As of September 30, 2023, the Company had one outstanding interest rate swap, which was entered into in December 2020, with an original notional amount of $35.0 million and maturity in December 2025. In September 2022, the interest rate swap was amended to replace LIBOR with Term SOFR and, as a result, the fixed swap rate is now 0.81%. The estimated fair value of the interest rate swap is included within either "Other long-term assets" or "Other long-term liabilities" on the Condensed Consolidated Balance Sheets and the change in fair value is recorded within "Derivative instruments" in the Condensed Consolidated Statements of Comprehensive Income (Loss).

In accordance with ASC Topic 815 Derivatives and Hedging ("ASC 815"), the Company designated its outstanding interest rate swap as a cash flow hedge and formally documented the relationship between the interest rate swap and the variable rate borrowings, as well as its risk management objective and strategy for undertaking the hedge transaction. The Company also assessed, at the hedge’s inception and will continue to assess on an ongoing basis, whether the derivative used in the hedging transaction was highly effective in offsetting changes in the cash flows of the hedged item. The hedge is deemed effective, and therefore, the change in fair value is recorded within "Derivative instruments" in the Condensed Consolidated Statements of Comprehensive Income (Loss). In the event the cash flow hedge is no longer deemed effective, such amounts would be reclassified into interest expense, net from Other comprehensive income (loss). There were no such reclassifications during the nine months ended September 30, 2023 and 2022. The Company does not expect to have a reclassification into earnings within the next 12 months.

As of September 30, 2023 and December 31, 2022, the interest swap was in an asset position and had a fair value of $3.0 million and $3.3 million, respectively. Refer to Note 12 — Fair Value Measurements for additional information.

15 — Convertible Preferred Stock

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

The Investors include State Farm, Markel, and persons related to Hagerty Holding Corp. ("HHC"). State Farm and Markel are both significant stockholders of the Company, each holding in excess of 5% of the outstanding common stock. McKeel Hagerty is the Company’s CEO and a member of the Company’s Board of Directors. Mr. Hagerty and Tammy Hagerty may be deemed to control HHC, which is the controlling stockholder of the Company. Prior to and continuing after the Private Placement, each of State Farm and Markel have the right to nominate one director to the Company’s Board of Directors. HHC has the right to nominate two directors to the Company’s Board of Directors. Refer to Note 16 — Stockholders' Equity and Note 21 — Related-Party Transactions for additional information.

The net proceeds from the Private Placement, after deducting issuance costs of approximately $0.8 million, were $79.2 million, which was recorded within Temporary Equity on the Company’s Condensed Consolidated Balance Sheets. The Company is using the net proceeds from the Private Placement for general corporate purposes.

As of September 30, 2023, the estimated redemption value of the Series A Convertible Preferred Stock was $123.4 million, which represents the maximum cash payment, including cumulative dividends, that would be required to be paid if the Optional Term Redemption provision in the Certificate of Designations, as summarized below, is exercised as of the earliest possible redemption date of June 23, 2028. The decision to redeem the Series A Convertible Preferred Stock for cash is made at the discretion of the Company; however, the Company is controlled by HHC through its voting control of the Company. Accordingly, the redemption of the Series A Convertible Preferred Stock is considered outside the control of the Company and, as a result, the Series A Convertible Preferred Stock is recorded within Temporary Equity on the Company's Condensed Consolidated Balance Sheets.

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

As of September 30, 2023, no shares of Series A Convertible Preferred Stock have been converted and the outstanding Series A Convertible Preferred Stock was convertible into 6,785,410 shares of Class A Common Stock.

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

Change of Control — Upon a merger, consolidation, sale or other change of control transaction as described in the Certificate of Designations (a "Change of Control"), either (i) the Company may elect to redeem the Series A Convertible Preferred Stock or (ii) each holder of Series A Convertible Preferred Stock, individually, may require the Company to redeem all or any portion of the Series A Convertible Preferred Stock. The redemption price per share to be paid by the Company would be the greater of: (a) the Series A Purchase Price plus any accrued but unpaid Accruing Dividends multiplied by (i) if prior to or on the third anniversary of the Closing, 120%; (ii) if after the third but prior to or on the fifth anniversary of the Closing, 110%; (iii) if after the fifth anniversary of the Closing, 100%; and (b) the amount such share of Series A Convertible Preferred Stock would have received had it converted into the Class A Common Stock prior to the Change of Control. Any shares of Series A Convertible Preferred Stock that are not so redeemed will automatically convert into shares of Class A Common Stock and be paid in connection with the Change of Control.

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

16 — Stockholders' Equity

Class A Common Stock — Hagerty is authorized to issue 500,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. Holders of Class A Common Stock are entitled to one vote for each share. As of September 30, 2023 and December 31, 2022, there were 84,479,065 and 83,202,969 shares of Class A Common Stock issued and outstanding, respectively.

Class V Common Stock — Hagerty is authorized to issue 300,000,000 shares of Class V Common Stock with a par value of $0.0001 per share. Class V Common Stock represents voting, non-economic interests in Hagerty. Holders of Class V Common Stock are entitled to 10 votes for each share. In connection with the Business Combination, Hagerty issued shares of Class V Common Stock to HHC and Markel (together the "Legacy Unit Holders") along with an equivalent number of Hagerty Group Units, as discussed below. Each share of Class V Common Stock, together with the corresponding Hagerty Group Unit, is exchangeable for one share of Class A Common Stock. As of September 30, 2023 and December 31, 2022, there were 251,033,906 shares of Class V Common Stock issued and outstanding.

Preferred Stock — Hagerty is authorized to issue 20,000,000 shares of Preferred Stock with a par value of $0.0001 per share. Hagerty's Board has the authority to issue shares of Preferred Stock with such designations, voting and other rights and preferences as may be determined from time to time.

On June 23, 2023, the Company issued 8,483,561 shares of the Company’s newly-designated Series A Convertible Preferred Stock, par value $0.0001 per share, for an aggregate purchase price of $80.0 million, at a per-share purchase price of $9.43. Refer to Note 15 — Convertible Preferred Stock for additional information.

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

The following table summarizes the ownership of Hagerty Group Units as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
	Units Owned	Ownership Percentage	Units Owned	Ownership Percentage
Hagerty Group Units held by Hagerty, Inc.	84,479,065	24.8%	83,202,969	24.5%
Hagerty Group Units held by other unit holders	255,499,164	75.2%	255,758,466	75.5%
Total	339,978,229	100.0%	338,961,435	100.0%

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

17 — Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated under the two-class method using Net income (loss) available to Class A Common Stockholders, divided by the weighted average number of shares of Class A Common Stock outstanding during the period.

Diluted earnings (loss) per share is calculated using diluted Net income (loss) available to Class A Common Stockholders divided by the weighted average number of shares of Class A Common Stock outstanding during the period, adjusted to give effect to potentially dilutive securities.

The Company's potentially dilutive securities consist of (i) unexercised warrants, unvested share-based compensation awards, and shares issuable under the employee stock purchase plan, with the dilutive effect calculated using the Treasury Stock Method, and (ii) non-controlling interest Hagerty Group Units and the Series A Convertible Preferred Stock, with the dilutive effect calculated using the "If-converted" Method.

The following table summarizes the basic and diluted earnings per share calculations for the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

	in thousands (except per share amounts)
Earnings (Loss) Per Share of Class A Common Stock, Basic
Net income (loss) available to Class A Common Stockholders	$3,255	$14,714	$3,712	$36,685
Weighted-average shares of Class A Common Stock outstanding	84,479	82,816	84,042	82,569
Net income (loss) per share of Class A Common Stock, Basic	$0.04	$0.18	$0.04	$0.44

Earnings (Loss) Per Share of Class A Common Stock, Diluted
Net income (loss) available to Class A Common Stockholders	$3,255	$24,531	$3,712	$10,512
Weighted-average shares of Class A Common Stock outstanding	84,479	336,768	84,042	335,392
Net income (loss) per share of Class A Common Stock, Diluted	$0.04	$0.07	$0.04	$0.03

Net Income (Loss) Available to Class A Common Stockholders
Net income (loss)	$18,623	$24,313	$19,137	$34,636
Net loss (income) attributable to non-controlling interest	(13,269)	(9,599)	(13,477)	2,049
Accretion of Series A Convertible Preferred Stock	(1,838)	—	(1,838)	—
Undistributed earnings allocated to Series A Convertible Preferred Stock	(261)	—	(110)	—
Net income (loss) available to Class A Common Stockholders, Basic	3,255	14,714	3,712	36,685
Undistributed earnings allocated to Series A Convertible Preferred Stock	—	—	—	—
Adjustment for potentially dilutive Hagerty Group Units	—	9,817	—	(1,420)
Adjustment for potentially dilutive Series A Convertible Preferred Stock	—	—	—	—
Adjustment for potentially dilutive warrant liabilities	—	—	—	(24,753)
Net income (loss) available to Class A Common Stockholders, Diluted	$3,255	$24,531	$3,712	$10,512

Weighted-Average Shares of Class A Common Stock Outstanding
Weighted-average shares of Class A Common Stock outstanding, Basic	84,479	82,816	84,042	82,569
Adjustment for potentially dilutive Hagerty Group Units	—	253,396	—	251,821
Adjustment for potentially dilutive Series A Convertible Preferred Stock	—	—	—	—
Adjustment for potentially dilutive share-based compensation awards	—	556	—	185
Adjustment for potentially dilutive warrants	—	—	—	817
Weighted-average shares of Class A Common Stock outstanding, Diluted	84,479	336,768	84,042	335,392

The following table summarizes the weighted-average potential shares of Class A Common Stock excluded from diluted earnings (loss) per share of Class A Common Stock as their effect would be anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

	in thousands
Hagerty Group Units	255,499	—	255,579	—
Series A Convertible Preferred Stock	6,785	—	2,485	—
Unvested shares associated with share-based compensation awards	8,509	3,815	7,480	2,534
Warrants	19,484	19,484	19,484	7,050
Total	290,277	23,299	285,028	9,584

18 — Warrant Liabilities

The following table summarizes the Company's outstanding warrants and their fair value as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
	Warrants Outstanding	Fair Value	Warrants Outstanding	Fair Value

	in thousands
Public warrants (1)	5,750	$13,167	5,750	$12,880
Private placement warrants (2)	258	706	258	673
Underwriter warrants (2)	29	79	29	75
OTM warrants (3)	1,300	5,247	1,300	4,706
PIPE warrants (2)	12,147	27,781	12,147	27,227
Total	19,484	$46,980	19,484	$45,561

(1)    The Public warrants may be exercised on a cash basis only and expire in December 2026.
(2)    The Private Placement, Underwriter and PIPE warrants may be exercised on a cashless basis and expire in December 2026.
(3)    The OTM warrants may be exercised on a cashless basis and expire in December 2031.

The Company's warrants are accounted for as liabilities in accordance with ASC 815-40 and measured at fair value each reporting period with the change in fair value between reporting periods recorded within "Change in fair value of warrant liabilities" in the Condensed Consolidated Statements of Operations.

During the nine months ended September 30, 2022, 522,000 PIPE warrants were exercised, on a cashless basis, for an equivalent of 124,748 shares of Class A Common Stock. The cashless exercise resulted in a decrease in "Warrant liabilities" and an increase in "Class A Common Stock" and "Additional paid-in capital" of $1.9 million on the Condensed Consolidated Balance Sheets. No warrants were exercised during the nine months ended September 30, 2023.

Refer to Note 12 — Fair Value Measurements for additional information.

19 — Share-Based Compensation

The Company's 2021 Equity Incentive Plan provides for the issuance of up to approximately 38.3 million shares of Class A Common Stock to employees and non-employee directors. The 2021 Equity Incentive Plan allows for the issuance of incentive stock options, non-qualified stock options, restricted stock awards, stock appreciation rights, restricted stock units and performance restricted stock units. Awards granted under the 2021 Equity Incentive Plan generally vest over a two to five-year period. As of September 30, 2023, there were approximately 28.9 million shares available for future grants under the 2021 Equity Incentive Plan.

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

The following table summarizes share-based compensation expense recognized during the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

	in thousands
Restricted stock units	$4,220	$3,143	$10,846	$6,735
Performance restricted stock units	715	715	2,146	1,430
Employee stock purchase plan	—	—	165	—
Total share-based compensation expense	$4,935	$3,858	$13,157	$8,165

Restricted Stock Units

The Company grants serviced-based restricted stock units ("RSUs") to employees and non-employee directors. The grant date fair value is determined based on the closing market price of the Class A Common Stock on the business day prior to the grant date. Compensation expense related to service-based RSUs is recognized ratably over the requisite service period.

The following table provides a summary of the RSU activity during the nine months ended September 30, 2023:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2022	3,195,038	$10.76
Granted	2,617,859	9.12
Vested	(898,230)	10.81
Forfeited	(132,029)	10.21
Unvested balance as of September 30, 2023	4,782,638	$9.87

The Company granted 3,251,560 RSUs during the nine months ended September 30, 2022 with a weighted-average grant date fair value of $10.81. The total grant date fair value of RSUs that vested during nine months ended September 30, 2023 was $9.7 million. During the nine months ended September 30, 2022, there were 37,071 RSUs that vested with a total grant date fair value of $0.4 million.

The tax impact related to vested shares for the nine months ended September 30, 2023 and 2022 was not material to the Company's Condensed Consolidated Financial Statements due to the full valuation allowance on the deferred tax asset for the investment in the assets of The Hagerty Group.

Unrecognized compensation expense related to RSUs as of September 30, 2023 was $36.4 million, which the Company expects to recognize over a weighted average period of 3.41 years.

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

The following table summarizes the assumptions and related information used to determine the grant-date fair value of performance-based RSUs awarded in April 2022:

Inputs	Performance Restricted Stock Units
Weighted average grant-date fair value per share	$5.19
Expected stock volatility	35%
Expected term (in years)	7.0
Risk-free interest rate	2.5%
Dividend yield	—%

The following table provides a summary of performance-based RSU activity during the nine months ended September 30, 2023:

	Performance Restricted Stock Units	Weighted Average Fair Value
Outstanding as of December 31, 2022	3,707,136	$5.19
Granted	—	—
Outstanding as of September 30, 2023	3,707,136	$5.19

Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (the "ESPP") allows substantially all of the Company's employees to purchase shares of the Class A Common Stock. The ESPP allows purchases of Class A Common Stock to be made at a discount of up to 15% and for the purchase price to occur at the lesser of the fair market value of the Class A Common Stock on (i) the offering date and (ii) the applicable purchase date. The Company's two previous offering periods offered discounts of 10% and 5%. Employees are allowed to terminate their participation in the ESPP at any time during the purchase period prior to the purchase of shares. As of September 30, 2023, 118,009 shares had been purchased under the ESPP and there were approximately 11.4 million shares available for future purchases.

20 — Taxation

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

Income tax expense (benefit) reflected in the Condensed Consolidated Financial Statements differs from the tax computed by applying the statutory U.S. federal rate of 21% to "Income (loss) before income tax expense" as follows:

	Nine months ended September 30,
	2023		2022

	in thousands (except percentages)
Income tax (benefit) expense at statutory rate	$6,539	21%	$8,481	21%
State taxes	377	1%	(51)	—%
Loss not subject to entity-level taxes	4,961	17%	1,402	3%
Foreign rate differential	(219)	(1)%	(264)	(1)%
Change in valuation allowance	(635)	(2)%	2,101	5%
Change in fair value of warrant liability	298	1%	(7,952)	(19)%
Permanent items	711	2%	360	1%
Other, net	(30)	—%	—	—%
Income tax expense	$12,002	39%	$4,077	10%

The Company recorded a deferred tax asset for the difference between outside tax basis and book basis of the Company’s investment in assets of The Hagerty Group of $156.4 million and $159.3 million at September 30, 2023 and December 31, 2022, respectively. The Company's deferred tax assets are reduced by a valuation allowance when management believes it is more likely than not that some, or all, of the deferred tax assets will not be realized. After considering all positive and negative evidence of taxable income in the carryback and carryforward periods, as permitted by law, the Company believes it is more likely than not that certain deferred tax assets, including the deferred tax asset for the investment in the assets of The Hagerty Group, will not be realized. As a result, the Company has recorded a valuation allowance of $174.8 million and $176.1 million against its deferred tax assets as of September 30, 2023 and December 31, 2022, respectively. In the event that management subsequently determines that it is more likely than not that the Company will realize its deferred tax assets in the future over the recorded amount, a decrease to the valuation allowance will be made, which will reduce the provision for income taxes.

The Company is subject to taxation and files income tax returns in the U.S. federal jurisdiction, as well as many state and foreign jurisdictions. As of September 30, 2023, tax years 2019 to 2022 are subject to examination by various tax authorities. With few exceptions, as of September 30, 2023, the Company is no longer subject to U.S. federal, state, local or foreign examinations for years before 2019. The Hagerty Group is currently under audit by the IRS for the 2021 tax year.

The Canadian statute of limitation for tax year 2018 was open as of September 30, 2023 and remains open because the Company is currently under examination by the Canadian Revenue Agency for that year.

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

As of September 30, 2023 and December 31, 2022, the Company did not have any unrecognized tax benefits and had no material accrued interest or penalties related to uncertain tax positions. If recorded, interest and penalties would be recorded within "Income tax benefit (expense)" in the Condensed Consolidated Statements of Operations.

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

Significant inputs and assumptions are used to estimate the future expected payments under the TRA, including the timing of the realization of the tax benefits and a tax savings rate of approximately 25.6%. The estimated value of the TRA recorded by the Company within "Other long-term liabilities" on the Condensed Consolidated Balance Sheets was $0.6 million and $3.2 million at September 30, 2023 and December 31, 2022, respectively, which was limited by the ability to currently utilize tax benefits. The decrease in value of $2.6 million was recorded in "Interest and other income (expense)" within the Condensed Consolidated Statements of Operations.

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

21 — Related-Party Transactions

As of September 30, 2023, Markel and State Farm had the following equity interests in Hagerty and as a result, are considered related parties:

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

Refer to Note 16 — Stockholders' Equity for a description of each equity interest in the table above.

State Farm

Alliance Agreement

State Farm and Hagerty entered into a master alliance agreement in 2020 to establish an alliance insurance program whereby State Farm’s customers, through State Farm agents, are able to access Hagerty features and services. This program began issuing policies in four initial states in September 2023. Under this agreement, State Farm paid Hagerty an advanced commission of $20.0 million in 2020, which is being recognized into "Commission and fee revenue" over the life of the arrangement.

As part of the Company's master alliance agreement with State Farm, it also entered into a managing general underwriter agreement whereby the State Farm Classic+ policy is offered through State Farm Classic Insurance Company, a wholly-owned subsidiary of State Farm. The Classic+ policy is available to new and existing customers through State Farm agents on a state by state basis. Hagerty Insurance Agency, LLC is paid a commission under the managing general underwriter agreement and ancillary agreements for servicing the State Farm Classic+ policies. Additionally, the Company has the opportunity to offer HDC membership to State Farm Classic+ customers which provides Hagerty an additional revenue opportunity.

Reinsurance Agreement

Effective March 1, 2023, Hagerty Re entered into a quota share reinsurance agreement to cede 50% of the High-Net-Worth Accounts risks assumed from Evanston to Oglesby Reinsurance Company, an affiliate of State Farm. Refer to Note 10 — Reinsurance for additional information on the Company's reinsurance programs.

The following tables summarize all balances related to the Company's ceded reinsurance business with State Farm affiliates:

	September 30, 2023	December 31, 2022

Assets:	in thousands
Commissions receivable	$2,305	$—
Other current assets	7,332	—
Total assets	$9,637	$—
Liabilities:
Accounts payable, accrued expenses and other current liabilities	$7,941	$—
Total liabilities	$7,941	$—

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Revenue:	in thousands
Earned premium	$(1,645)	$—	$(3,035)	$—
Expenses:
Ceding commission	$(855)	$—	$(1,578)	$—
Losses and loss adjustment expenses	(329)	—	(607)	—
Total expenses	$(1,184)	$—	$(2,185)	$—

State Farm Term Loan

On September 19, 2023, Hagerty Re entered into the State Farm Term Loan with an aggregate principal amount of $25.0 million and an interest rate of 8.0% per annum. The State Farm Term Loan will mature on September 19, 2033. Refer to Note 13 — Long-Term Debt for additional information.

Markel

Alliance Agreement

The Company's affiliated U.S. and U.K. MGA subsidiaries have personal and commercial lines of business written with Markel-affiliated carriers. The following tables provide information about Markel-affiliated due to insurer liabilities and commission revenue under the agreement with Markel subsidiaries:

	September 30, 2023	December 31, 2022

	in thousands (except percentages)
Due to insurer	$105,923	$64,873
Percent of total	93%	95%

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

	in thousands (except percentages)
Commission revenue	$95,559	$78,808	$267,935	$225,060
Percent of total	94%	94%	95%	94%

Reinsurance Agreement

For the nine months ended September 30, 2023 and 2022, under a quota share agreement with Evanston, a wholly-owned subsidiary of Markel, Hagerty Re reinsured approximately 80% and 70%, respectively, of the risks written through the Company’s U.S. MGAs. Effective January 1, 2023, the quota share agreement with Evanston was amended to increase Hagerty Re's participation on High-Net-Worth Accounts from 80% to 100%. At the same time, Hagerty Re entered into a reinsurance agreement to cede 10% of the High-Net-Worth Accounts physical damage risks assumed from Evanston to Markel International, an affiliate of Markel. Additionally, under a quota share agreement with Markel International Insurance Company Limited, Hagerty Re reinsured approximately 80% and 70% of the risks for the nine months ended September 30, 2023 and 2022, respectively, written through the Company’s U.K. MGA.

The following tables summarize all balances related to the Company's reinsurance business with Markel affiliates:

	September 30, 2023	December 31, 2022

Assets:	in thousands
Premiums receivable	$173,503	$97,897
Commissions receivable	626	—
Deferred acquisition costs, net	150,482	103,869
Other current assets	1,636	—
Total assets	$326,247	$201,766
Liabilities:
Accounts payable, accrued expenses and other current liabilities	$2,117	$—
Losses payable and provision for unpaid losses and loss adjustment expenses	182,172	160,236
Commissions payable	109,147	75,898
Unearned premiums	324,772	227,192
Total liabilities	$618,208	$463,326

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Revenue:	in thousands
Earned premium	$140,674	$102,958	$384,646	$278,386
Expenses:
Ceding commission, net	$64,391	$48,421	$177,568	$132,724
Losses and loss adjustment expenses	55,909	58,900	153,758	130,279
Total expenses	$120,300	$107,321	$331,326	$263,003

Pursuant to the terms of the quota share agreement with Evanston, Hagerty Re maintains funds in trust for the benefit of Evanston. These funds are included within "Restricted cash and cash equivalents" in the Company's Condensed Consolidated Balance Sheets. The balance held in trust for the benefit of Evanston was $460.3 million and $360.2 million as of September 30, 2023 and December 31, 2022, respectively.

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

Other Related Party Transactions

From time-to-time, in the ordinary course of business, related parties, such as members of the Board of Directors and management, buy and sell collector cars at the Company's auctions or through private sales.

22 — Commitments and Contingencies

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

Data Security Incident — In 2021, the Company experienced an unauthorized access into its online insurance quote feature. The unauthorized access issue has been remediated. This incident is the subject of coordinated industry-wide regulatory investigations in New York state. The Company could be subject to litigation, fines and/or penalties related to this incident. In 2023, the Company accrued an estimated liability related to this incident based on the facts known by management and developed through its assessment of the current status of ongoing dialog with the regulatory investigators. The amount of the estimated liability is not material to the Company's Condensed Consolidated Financial Statements. The amount of any fines, penalties, and/or settlements related to this incident could differ from the amount currently accrued and such difference is not currently estimable.

23 — Subsequent Events

Management has evaluated subsequent events through November 8, 2023, which is the date these Condensed Consolidated Financial Statements were issued and no material subsequent events were identified that are required to be reported.

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

Overview

Hagerty is a global market leader in providing insurance for classic cars and enthusiast vehicles. We consistently earn strong net promoter scores by providing auto enthusiasts superior insurance coverage with excellent customer service and lower prices than traditional carriers. We have also leveraged our trusted insurance brand to build a leading automotive lifestyle brand. We provide an automotive enthusiast platform that protects, engages, entertains and connects with our Members and other car enthusiasts. Hagerty also offers Marketplace, which earns fee-based revenue from the sale of collector cars through live auctions, time-based online auctions, and brokered private sales, as well as finance revenue from term loans secured by collector cars. Our goal is to save driving and car culture for future generations.

In August 2022, the Company acquired the Broad Arrow Group, Inc. and its consolidated subsidiaries ("Broad Arrow") (the "Broad Arrow Acquisition"). As a result of the Broad Arrow Acquisition, the Company and Broad Arrow are further leveraging their respective product offerings and continue to build Marketplace.

Business Review

Management is conducting a review of certain components of the Company's operations which has resulted and may result in the sale and/or reorganization of certain of its businesses, including Hagerty Garage + Social and DriveShare, as discussed below. This initiative supports the Company's strategy to prioritize investments and resources in the areas of its business that offer the strongest growth and profit potential. As a result of this review, the Company recognized $4.1 million of losses and impairments in the third quarter of 2023 related to actions taken with respect to Hagerty Garage + Social and DriveShare. The Company may incur additional losses and/or impairment charges in future periods as a result of actions taken related to this review.

Hagerty Garage + Social

On September 29, 2023, Hagerty Ventures LLC ("HV"), a wholly owned subsidiary of The Hagerty Group, entered into an agreement with HGS Hub Holdings LLC ("H3") to terminate the joint venture agreement governing Member Hubs Holding, LLC ("MHH"), which operates as Hagerty Garage + Social. In connection with this agreement, H3's 20% equity interest in MHH was redeemed and MHH's equity interests in the Palm Beach, Florida and Redmond, Washington locations of Hagerty Garage + Social were distributed to H3. Following the termination of the joint venture agreement, HV now owns 100% of MHH and its remaining Hagerty Garage + Social locations in Delray Beach, Florida; Miami, Florida; Van Nuys, California; and Burlington, Ontario.

As a result of the joint venture termination, the Company recognized a loss of $2.9 million in the third quarter of 2023, as well as a $0.6 million loss related to the termination of the real estate lease held by the Culver City, California location of Hagerty Garage + Social. Following this lease termination, MHH no longer operates a Hagerty Garage + Social location in Culver City, California. Refer to Note 7 — Losses and Impairments Related to Divestitures in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information.

Hagerty DriveShare

In the third quarter of 2023, The Hagerty Group entered into an agreement to sell Hagerty DriveShare, LLC ("DriveShare"), a peer-to-peer rental platform for collector vehicles, to a third party. The sale was completed on October, 9, 2023. As a result of the anticipated completion of this sale, the Company recognized a $0.4 million loss in the third quarter of 2023 to write-down the carrying value of its investment in DriveShare. Refer to Note 7 — Losses and Impairments Related to Divestitures in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information.

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

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Operational Metrics
Total Written Premium (in thousands) (1)	$255,569	$222,136	$714,314	$614,623
Loss Ratio (2)	41.1%	56.4%	41.5%	46.8%
New Business Count — Insurance (3)	69,691	68,561	201,593	190,997

GAAP Measures
Total Revenue (in thousands)	$275,574	$216,757	$755,170	$590,585
Operating Income (Loss) (in thousands)	$16,117	$(21,223)	$16,881	$(31,840)
Net Income (Loss) (in thousands)	$18,623	$24,313	$19,137	$34,636
Basic Earnings (Loss) Per Share	$0.04	$0.18	$0.04	$0.44

Non-GAAP Financial Measures
Adjusted EBITDA (in thousands) (4)	$37,377	$(10,010)	$78,449	$96
Adjusted Earnings (Loss) Per Share (4)	$0.05	$(0.06)	$0.05	$(0.10)

	September 30, 2023	December 31, 2022
Operational Metrics
Policies in Force (5)	1,387,429	1,315,977
Policies in Force Retention (6)	88.2%	88.0%
Vehicles in Force (7)	2,356,603	2,234,461
HDC Paid Member Count (8)	806,832	752,754
Net Promoter Score (NPS) (9)	83	83

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
(2)    Loss Ratio, expressed as a percentage, is the ratio of (i) losses and loss adjustment expenses incurred to (ii) earned premium in Hagerty Re. We view Loss Ratio as an important metric because it is a powerful benchmark for profitability. This benchmark allows us to evaluate our historical loss patterns including incurred losses and make necessary and appropriate adjustments. The improvement compared to 2022 was due, in part, to better underwriting results in the current year. In addition, prior year results include $10.0 million of catastrophe losses related to Hurricane Ian.
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
(5)    Policies in Force ("PIF") are the number of current and active insurance policies as of the applicable period end date. We view PIF as an important metric to assess our financial performance because policy growth drives our revenue growth, increases brand awareness and market penetration, generates additional insight to improve the performance of our platform, and provides key data to assist us in strategic decision making.
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

(7)    Vehicles in Force are the number of current insured vehicles as of the applicable period end date. We view Vehicles in Force as an important metric to assess our financial performance because insured vehicle growth drives our revenue growth and increases market penetration. Vehicles in Force generates additional insight to support Marketplace and Hagerty Media, and provides key data to assist us in strategic decision making.
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

Components of Our Results of Operations

Revenue

We generate commission and fee-based revenue primarily from the sale of automotive insurance policies on behalf of our insurance carrier partners and reinsurance premium revenue from participating in the underwriting of these policies. To a lesser extent, we also generate fee-based revenue from HDC membership subscriptions, our Marketplace services and our media and entertainment activities. Our revenue model incorporates multiple touchpoints in the insurance and lifestyle value chains, built on data collection and Member experience.

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

Earned premium

Reinsurance premiums are earned by Hagerty Re, which reinsures collector car, enthusiast vehicle, and marine risks written through our affiliated MGAs in the United States ("U.S."), Canada, and the United Kingdom ("U.K."). Hagerty Re is a Bermuda-domiciled, Class 3A reinsurer.

Earned premium represents the earned portion of written premiums that Hagerty Re has assumed under quota share reinsurance agreements with our insurance carrier partners, net of premiums ceded to third-party reinsurers and the cost of catastrophe reinsurance coverage. Premiums assumed and ceded are earned on a pro-rata basis over the term of the related policies, which is generally 12 months. The cost of catastrophe reinsurance coverage is recognized over the contract period in proportion to the related earned premium.

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

Marketplace earns fee-based revenue from the sale of collector cars through live auctions, time-based online auctions, and brokered private sales, as well as finance revenue from term loans secured by collector cars. Fee-based revenue earned by Marketplace is recognized when the underlying sale is completed. Finance revenue is recognized when earned based on the amount of the outstanding loan, the applicable interest rate on the loan, and the length of time the loan was outstanding during the period.

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

Salaries and benefits

Salaries and benefits consist primarily of costs related to employee compensation, payroll taxes, employee benefits, and employee development costs. Employee compensation includes wages paid to employees, as well as various incentive compensation plans. Employee benefits include the costs of various employee benefit plans, including pension, medical, dental, and wellness plans. Costs related to employee education, training, and recruiting are included in employee development costs. Salaries and benefits costs are expensed as incurred except for those costs which are required to be capitalized, which are then amortized over the useful life of the software or digital media content asset created. Salaries and benefits are expected to increase over time as the business continues to grow but will likely decrease as a percent of revenue.

Ceding commission

Ceding commission consists of the commission paid by Hagerty Re for business assumed from insurance carrier partners for its pro-rata share of the carrier's costs including (i) policy acquisition costs, which primarily consists of the commissions earned by our MGA affiliates, (ii) general and administrative costs, and (iii) other costs. Commissions received by Hagerty Re related to ceded reinsurance premiums are recorded net within ceding commission. Ceding commission is recognized ratably over the term of the related policies, which is generally 12 months.

Losses and loss adjustment expenses

Losses and loss adjustment expenses represent management's best estimate of the share of losses assumed by Hagerty Re, including its share of the net cost to settle claims submitted by insureds. Losses consist of claims paid, case reserves and IBNR, net of estimated recoveries from reinsurance, salvage and subrogation. Loss adjustment expenses consist of the cost associated with the investigation and settling of claims. The estimates utilized in determining the amount of losses and loss adjustment expenses recorded in a period are based on statistical analysis performed by our internal and external actuarial team. Reserves are reviewed regularly and adjusted, as necessary, to reflect management’s estimate of the ultimate cost of settlement.

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

Depreciation and amortization

Depreciation and amortization reflects the recognition of the cost of our investments in various assets over their useful lives. Depreciation expense relates to leasehold improvements, furniture and equipment, vehicles, hardware, and purchased software. Amortization relates to investments associated with recent acquisitions, SaaS implementation, and internal software development, as well as investments made in and impairments of digital media content assets. Depreciation and amortization are expected to increase in dollar amount over time, but will likely decrease as a percent of revenue as investments in platform technology reach scale.

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

Interest and other income (expense)

Interest and other income (expense) primarily includes interest income related to our cash balances and interest expense related to outstanding borrowings, as well as changes in the value of the liability related to the Company's Tax Receivable Agreement ("TRA") with Hagerty Holding Corp. ("HHC") and Markel Group, Inc., f/k/a Markel Corporation ("Markel"). Refer to Note 20 — Taxation in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information related to the TRA.

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

Results of Operations

Three Months Ended September 30, 2023 compared to the Three Months Ended September 30, 2022

The following table summarizes our results of operations for the three months ended September 30, 2023 and 2022, and the dollar and percentage changes between the two periods:

	Three months ended September 30,
	2023	2022	$ Change	% Change

REVENUE:	in thousands (except percentages)
Commission and fee revenue	$103,173	$85,457	$17,716	20.7%
Earned premium	139,785	107,487	32,298	30.0%
Membership, marketplace and other revenue	32,616	23,813	8,803	37.0%
Total revenue	275,574	216,757	58,817	27.1%
OPERATING EXPENSES:
Salaries and benefits	51,318	50,120	1,198	2.4%
Ceding commission	65,413	50,415	14,998	29.7%
Losses and loss adjustment expenses	57,485	60,605	(3,120)	(5.1)%
Sales expense	47,737	44,097	3,640	8.3%
General and administrative services	22,166	23,853	(1,687)	(7.1)%
Depreciation and amortization	10,753	8,890	1,863	21.0%
Restructuring, impairment and related charges, net	473	—	473	100.0%
Losses and impairments related to divestitures	4,112	—	4,112	100.0%
Total operating expenses	259,457	237,980	21,477	9.0%
OPERATING INCOME (LOSS)	16,117	(21,223)	37,340	175.9%
Change in fair value of warrant liabilities	850	11,583	(10,733)	(92.7)%
Revaluation gain on previously held equity method investment	—	34,735	(34,735)	(100.0)%
Interest and other income (expense)	6,260	662	5,598	845.6%
INCOME (LOSS) BEFORE INCOME TAX EXPENSE	23,227	25,757	(2,530)	(9.8)%
Income tax benefit (expense)	(4,604)	91	(4,695)	(5159.3)%
Income (loss) from equity method investment, net of tax	—	(1,535)	1,535	100.0%
NET INCOME (LOSS)	$18,623	$24,313	$(5,690)	(23.4)%

Revenue

Commission and fee revenue

Commission and fee revenue was $103.2 million for the three months ended September 30, 2023, an increase of $17.7 million, or 20.7%, compared to 2022, consisting of increases of $15.3 million related to policy renewals and $2.4 million related to new policies.

The increase in revenue from policy renewals was primarily related to an increase of 16.3% in the underlying policy premiums, as well as continued strong policy retention. The increase in renewal policy premiums reflects sustained year-over-year growth in policies in force, as well as rate increases in several states due to inflation and higher vehicle repair costs, both of which contribute to higher premiums and, in turn, higher commission revenue.

The increase in revenue from new policies was driven by sustained year-over-year growth in New Business Count, as well as rate increases in several states. The average premium on newly issued policies increased 8.0% when compared to the prior year period as a result of writing policies with higher insured values at higher rates. Accordingly, premiums from new policies increased $4.0 million, or 9.6%, during the three months ended September 30, 2023. In turn, base commission revenue from newly issued policies grew by $1.3 million over the same period.

Commission and fee revenue from agent sources increased $10.3 million, or 22.4%, and Commission and fee revenue from direct sources increased $7.4 million, or 18.8%, during the three months ended September 30, 2023. Commission rates vary based on geography, but do not differ by distribution channel (i.e., whether they are direct-sourced or agent-sourced).

Earned premium

Earned premium was $139.8 million for the three months ended September 30, 2023, an increase of $32.3 million, or 30.0%, compared to 2022. The increase in earned premium generally correlates with the increase in assumed premium at Hagerty Re, which increased $42.1 million, or 30.9%, compared to 2022. This increase was due to Hagerty Re's U.S. quota share increasing from 70% in 2022 to approximately 80% in 2023, as well as consistent growth in the volume of subject premiums written through our affiliated MGAs in the U.S.

The following table presents the amount of premiums assumed by Hagerty Re and the related quota share percentages for the three months ended September 30, 2023 and 2022:

	Three months ended September 30, 2023
	U.S.	Canada	U.K.	Total

	in thousands (except percentages)
Subject premium	$210,754	$16,800	$2,651	$230,205
Quota share percentage	81.0%	35.0%	80.0%	77.5%
Assumed premium in Hagerty Re	170,318	5,880	2,121	178,319
Change in unearned premiums				(32,315)
Reinsurance premiums ceded				(5,838)
Change in deferred reinsurance premiums				(381)
Earned premiums				$139,785

	Three months ended September 30, 2022
	U.S.	Canada	U.K.	Total

	in thousands (except percentages)
Subject premium	$184,833	$14,911	$2,264	$202,008
Quota share percentage	70.0%	35.0%	70.0%	67.4%
Assumed premium in Hagerty Re	129,384	5,218	1,585	136,187
Change in unearned premiums				(25,229)
Reinsurance premiums ceded				(1,268)
Change in deferred reinsurance premiums				(2,203)
Earned premiums				$107,487

Membership, marketplace and other revenue

Membership, marketplace and other revenue was $32.6 million for the three months ended September 30, 2023, an increase of $8.8 million, or 37.0%, compared to 2022.

Membership fee revenue was $13.8 million for the three months ended September 30, 2023, an increase of $2.5 million, or 21.6%, compared to 2022, which was primarily attributable to an increase in new policies issued with a bundled HDC membership, as well as an increase in storage revenue related to Hagerty Garage + Social as a result of more locations generating revenue during the current period. For the three months ended September 30, 2023, membership fees were 42.4% of the Membership, marketplace and other revenue total. Refer to Note 7 — Losses and Impairments Related to Divestitures in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information related to Hagerty Garage + Social.

Marketplace revenue was $13.0 million for the three months ended September 30, 2023, an increase of $6.0 million, or 87.3%, compared to 2022, which was primarily attributable to the auction, private sale, and lending activities of Broad Arrow, which was acquired and consolidated into our results beginning in August 2022. For the three months ended September 30, 2023, Marketplace revenue was 39.8% of the Membership, marketplace and other revenue total.

Other revenue, which includes sponsorship, admission, advertising, valuation and registration income, totaled $5.8 million for the three months ended September 30, 2023, an increase of $0.3 million or 5.4% compared to 2022. For the three months ended September 30, 2023, Other revenue was 17.8% of the Membership, marketplace and other revenue total.

Operating Expenses

Salaries and benefits

Salaries and benefits were $51.3 million for the three months ended September 30, 2023, an increase of $1.2 million, or 2.4%, compared to 2022. When compared to the prior year period, additional employees were hired in member services and Marketplace to support our growth initiatives, including the addition of several new large national insurance partnerships and our continued development of new systems and digital transformation technology investments, as well as the acquisition of Broad Arrow in August 2022. These headcount additions were largely offset by headcount reductions associated with the voluntary retirement program and reductions in force implemented in the fourth quarter of 2022 and first quarter of 2023. Refer to Note 11 — Restructuring, Impairment and Related Charges in Item 1 of Part I of this Quarterly Report on Form 10-Q for information related to our restructuring plans.

Ceding commission

Ceding commission expense was $65.4 million for the three months ended September 30, 2023, an increase of $15.0 million, or 29.7%, compared to 2022. This increase is consistent with the 30.0% increase in Earned premium, as discussed above.

The following table summarizes the components of ceding commission expense for the three months ended September 30, 2023 and 2022:

	Three months ended September 30,
	2023	2022

	in thousands (except percentages)
Ceding commission:
Ceding commission expense	$66,654	$50,415
Ceding commission income	(1,241)	—
Net ceding commission	$65,413	$50,415
Percentage of earned premium	46.8%	46.9%

Losses and loss adjustment expenses

Losses and loss adjustment expenses were $57.5 million for the three months ended September 30, 2023, a decrease of $3.1 million, or 5.1%, compared to 2022. This improvement was due, in part, to better underwriting results in the current year. In addition, prior year results include $10.0 million of catastrophe losses related to Hurricane Ian. The overall improvement in losses and loss adjustment expenses was partially offset by the effect of the 30.0% increase in Earned premium over the same period.

For the three months ended September 30, 2023, our loss ratio was 41.1%. For the three months ended September 30, 2022, our loss ratio was 56.4%, including the impact of the Hurricane Ian, and 47.1%, excluding the impact of Hurricane Ian.

Sales expense

Sales expense was $47.7 million for the three months ended September 30, 2023, an increase of $3.6 million, or 8.3%, compared to 2022. This increase was primarily due to a $4.9 million increase in cost of sales, driven by Broad Arrow vehicle sales. Broker expense also increased $2.4 million which is consistent with written premium growth within the agent channel. The overall increase in Sales expense was partially offset by a reduction in promotion and sales costs of $2.8 million.

General and administrative services

General and administrative services expense was $22.2 million for the three months ended September 30, 2023, a decrease of $1.7 million, or 7.1%, compared to 2022. This decrease was primarily driven by a $2.9 million decrease in professional services, as well as management's continued focus on expense management, partially offset by a $0.9 million increase in software subscription licenses.

Depreciation and amortization

Depreciation and amortization expense was $10.8 million for the three months ended September 30, 2023, an increase of $1.9 million, or 21.0%, compared to 2022. This increase was primarily attributable to a higher base of capital assets from our digital platform investments that resulted in increased depreciation and amortization of approximately $1.6 million.

Restructuring, impairment and related charges, net

During the three months ended September 30, 2023, the Company recognized $0.5 million of costs associated with its vacated office space within "Restructuring, impairment and related charges, net". Refer to Note 11 — Restructuring, Impairment and Related Charges in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information with respect to our restructuring initiatives.

Losses and impairments related to divestitures

During the three months ended September 30, 2023, the Company recognized $4.1 million of losses and impairments related to Hagerty Garage + Social and DriveShare, as discussed above under "Business Review". Refer to Note 7 — Losses and Impairments Related to Divestitures in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information.

Other Items

Change in fair value of warrant liabilities

During the three months ended September 30, 2023 and 2022, the change in the fair value of our warrant liabilities resulted in gains of $0.9 million and $11.6 million, respectively. Refer to Note 12 — Fair Value Measurements and Note 18 — Warrant Liabilities in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information with respect to our warrants.

Revaluation gain on previously held equity method investment

During the three months ended September 30, 2022, the Company recognized a revaluation gain on previously held equity method investments of $34.7 million, which represents the remeasurement of our 40% equity interest in Broad Arrow immediately prior to the Broad Arrow Acquisition in August 2022. The Company did not have a revaluation gain on previously held equity investments during the three months ended September 30, 2023. Refer to Note 6 — Acquisitions and Investments in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information with respect to our acquisition of Broad Arrow.

Interest and other income (expense)

Interest and other income (expense) was $6.3 million of income for the three months ended September 30, 2023, compared to $0.7 million of income for the three months ended September 30, 2022. This increase was primarily due to a $4.9 million increase in interest income on cash balances resulting from higher variable interest rates.

Income tax benefit (expense)

Income tax expense was $4.6 million for the three months ended September 30, 2023, an increase of $4.7 million compared to 2022. The increase in income tax expense for the three months ended September 30, 2023 compared to 2022 was primarily due to an increase in income before income tax expense of $24.4 million within Hagerty Re, which is taxed as a corporation in the U.S. Refer to Note 20 — Taxation in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information with respect to items affecting our effective tax rate.

Nine Months Ended September 30, 2023 compared to the Nine Months Ended September 30, 2022

The following table summarizes our results of operations for the nine months ended September 30, 2023 and 2022, and the dollar and percentage change between the two periods:

	Nine months ended September 30,
	2023	2022	$ Change	% Change

REVENUE:	in thousands (except percentages)
Commission and fee revenue	$287,972	$243,424	$44,548	18.3%
Earned premium	384,498	290,719	93,779	32.3%
Membership, marketplace and other revenue	82,700	56,442	26,258	46.5%
Total revenue	755,170	590,585	164,585	27.9%
OPERATING EXPENSES:
Salaries and benefits	160,122	149,867	10,255	6.8%
Ceding commission	181,188	138,048	43,140	31.3%
Losses and loss adjustment expenses	159,461	136,144	23,317	17.1%
Sales expense	124,791	109,989	14,802	13.5%
General and administrative services	64,865	64,040	825	1.3%
Depreciation and amortization	34,893	24,337	10,556	43.4%
Restructuring, impairment and related charges, net	8,857	—	8,857	100.0%
Losses and impairments related to divestitures	4,112	—	4,112	100.0%
Total operating expenses	738,289	622,425	115,864	18.6%
OPERATING INCOME (LOSS)	16,881	(31,840)	48,721	153.0%
Change in fair value of warrant liabilities	(1,419)	37,869	(39,288)	(103.7)%
Revaluation gain on previously held equity method investment	—	34,735	(34,735)	(100.0)%
Interest and other income (expense)	15,677	(375)	16,052	4,280.5%
INCOME (LOSS) BEFORE INCOME TAX EXPENSE	31,139	40,389	(9,250)	(22.9)%
Income tax benefit (expense)	(12,002)	(4,077)	(7,925)	(194.4)%
Income (loss) from equity method investment, net of tax	—	(1,676)	1,676	100.0%
NET INCOME (LOSS)	$19,137	$34,636	$(15,499)	(44.7)%

Revenue

Commission and fee revenue

Commission and fee revenue was $288.0 million for the nine months ended September 30, 2023, an increase of $44.5 million, or 18.3%, compared to 2022, consisting of increases of $37.9 million related to renewal policies and $6.6 million related to new policies.

The increase in revenue from renewal policies was primarily related to an increase of 17.2% in the underlying policy premiums, as well as continued strong policy retention. The increase in renewal policy premiums reflects sustained year-over-year growth in policies in force, as well as rate increases in several states due to inflation and higher vehicle repair costs, both of which contribute to higher premiums and, in turn, higher commission revenue.

The increase in revenue from new policies was driven by sustained year-over-year growth in New Business Count, as well as rate increases in several states. The average premium on a newly issued policy increased 6.3% when compared to the prior year period as a result of writing policies with higher insured values at higher rates. Accordingly, premiums from new policies increased $14.4 million, or 12.2%, during the nine months ended September 30, 2023. In turn, base commission revenue from newly issued policies grew by $4.5 million over the same period.

Commission and fee revenue from agent sources increased $26.0 million, or 19.9%, and Commission and fee revenue from direct sources increased $18.6 million, or 16.4%, during the nine months ended September 30, 2023. Commission rates vary based on geography, but do not differ by distribution channel (i.e., whether they are direct-sourced or agent-sourced).

Earned premium

Earned premium was $384.5 million for the nine months ended September 30, 2023, an increase of $93.8 million, or 32.3%, compared to 2022. The increase in earned premium generally correlates with the increase in assumed premium at Hagerty Re, which increased $125.5 million, or 33.6%, compared to 2022. This increase was due to Hagerty Re's U.S. quota share increasing from 70% in 2022 to approximately 80% in 2023, as well as consistent growth in the volume of subject premiums written through our affiliated MGAs in the U.S.

The following table presents the amount of premiums assumed by Hagerty Re and the related quota share percentages for the nine months ended September 30, 2023 and 2022:

	Nine months ended September 30, 2023
	U.S.	Canada	U.K.	Total

	in thousands (except percentages)
Subject premium	$590,205	$45,320	$7,713	$643,238
Quota share percentage	81.0%	35.0%	80.0%	77.6%
Assumed premium in Hagerty Re	476,930	15,862	6,170	498,962
Change in unearned premiums				(100,438)
Reinsurance premiums ceded				(28,107)
Change in deferred reinsurance premiums				14,081
Earned premiums				$384,498

	Nine months ended September 30, 2022
	U.S.	Canada	U.K.	Total

	in thousands (except percentages)
Subject premium	$505,215	$42,190	$7,178	$554,583
Quota share percentage	70.0%	35.0%	70.0%	67.3%
Assumed premium in Hagerty Re	353,651	14,766	5,025	373,442
Change in unearned premiums				(74,624)
Reinsurance premiums ceded				(10,958)
Change in deferred reinsurance premiums				2,859
Earned premiums				$290,719

Membership, marketplace and other revenue

Membership, marketplace and other revenue was $82.7 million for the nine months ended September 30, 2023, an increase of $26.3 million, or 46.5%, compared to 2022.

Membership fee revenue was $39.5 million for the nine months ended September 30, 2023, an increase of $6.7 million, or 20.4%, compared to 2022, which was primarily attributable to an increase in new policies issued with a bundled HDC membership, as well as an increase in storage revenue related to Hagerty Garage + Social during the current period. For the nine months ended September 30, 2023, membership fees were 47.8% of the Membership, marketplace and other revenue total. Refer to Note 7 — Losses and Impairments Related to Divestitures in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information related to Hagerty Garage + Social.

Marketplace revenue was $24.9 million for the nine months ended September 30, 2023, an increase of $16.8 million, or 210.1%, compared to 2022, which was primarily attributable to the auction, private sale, and lending activities of Broad Arrow, which was acquired and consolidated into our results beginning in August 2022. For the nine months ended September 30, 2023, Marketplace revenue was 30.1% of the Membership, marketplace and other revenue total.

Other revenue was $18.3 million for the nine months ended September 30, 2023, an increase of $2.7 million, or 17.4%, compared to 2022, primarily due to increased event sponsorship and admission revenue. Other revenue includes sponsorship, admission, advertising, valuation and registration income and was 22.1% of the Membership, marketplace and other revenue total for the nine months ended September 30, 2023.

Costs and Expenses

Salaries and benefits

Salaries and benefits were $160.1 million for the nine months ended September 30, 2023, an increase of $10.3 million, or 6.8%, compared to 2022. This increase was primarily attributable to a higher base of employees in the first quarter of 2023 as compared to the first quarter of 2022, due to headcount increases to support our growth initiatives, including the addition of several new large national insurance partnerships and our continued development of new systems and digital transformation technology investments, as well as the acquisition of Broad Arrow in August 2022. These headcount additions were partially offset by headcount reductions associated with the voluntary retirement program and reductions in force implemented in the fourth quarter of 2022 and first quarter of 2023. Refer to Note 11 — Restructuring, Impairment and Related Charges in Item 1 of Part I of this Quarterly Report on Form 10-Q for information related to our restructuring plans.

Ceding commission

Ceding commission expense was $181.2 million for the nine months ended September 30, 2023, an increase of $43.1 million, or 31.3%, compared to 2022. This increase is consistent with the 32.3% increase in Earned premium, as discussed above.

The following table summarizes the components of ceding commission expense for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022

	in thousands (except percentages)
Ceding commission:
Ceding commission expense	$183,440	$138,048
Ceding commission income	(2,252)	—
Net ceding commission	$181,188	$138,048
Percentage of earned premium	47.1%	47.5%

Losses and loss adjustment expenses

Losses and loss adjustment expenses were $159.5 million for the nine months ended September 30, 2023, an increase of $23.3 million, or 17.1%, compared to 2022. This improvement was due, in part, to better underwriting results in the current year. In addition, prior year results include $10.0 million of catastrophe losses related to Hurricane Ian. The overall improvement in losses and loss adjustment expenses was partially offset by the effect of the 32.3% increase in Earned premium over the same period.

For the nine months ended September 30, 2023, our loss ratio was 41.5%. For the nine months ended September 30, 2022, our loss ratio was 46.8%, including the impact of Hurricane Ian, and 43.4%, excluding the impact of Hurricane Ian.

Sales expense

Sales expense was $124.8 million for the nine months ended September 30, 2023, an increase of $14.8 million, or 13.5%, compared to 2022. This increase was driven by an $8.2 million increase in cost of sales, driven by Broad Arrow vehicles sales and higher roadside program costs. Broker expense and credit card processing fees also increased $7.2 million and $1.6 million, respectively, both of which is consistent with written premium growth across our agent distribution channel. The overall increase in Sales expense was partially offset by reductions in travel and entertainment and promotion and sales costs of $1.2 million and $1.0 million, respectively.

General and administrative services

General and administrative services expense was $64.9 million for the nine months ended September 30, 2023, an increase of $0.8 million, or 1.3%, compared to 2022. This increase was primarily driven by a $4.6 million increase in software subscription licenses and a $3.1 million increase in occupancy costs attributable Hagerty Garage + Social, partially offset by a $6.7 million decrease in professional services, as well as management's continued focus on expense management. Refer to Note 7 — Losses and Impairments Related to Divestitures in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information related to Hagerty Garage + Social.

Depreciation and amortization

Depreciation and amortization expense was $34.9 million for the nine months ended September 30, 2023, an increase of $10.6 million, or 43.4%, compared to 2022. This increase was due, in part, to $4.3 million of digital media content asset impairments as a result of lower than anticipated advertising and sponsorship revenue associated with these assets. Additionally, a higher base of capital assets related to our digital platform investments resulted in increased depreciation and amortization expense of approximately $4.8 million.

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

In the second quarter of 2023, the Company recognized $2.8 million of "Restructuring, impairment and related charges, net". These charges include $2.6 million of impairment and related charges associated with operating lease ROU assets and leasehold improvements for office space that was vacated and listed for sublease in the period as a result of the Company's continuing transition to a "remote first" work model. The amount recognized in the second quarter of 2023 also includes $0.2 million of additional severance related costs associated with the 2023 RIF. In the third quarter of 2023, the Company recognized $0.5 million of costs associated with its vacated office space within "Restructuring, impairment and related charges, net".

Refer to Note 11 — Restructuring, Impairment and Related Charges in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information with respect to our restructuring initiatives.

Losses and impairments related to divestitures

During the nine months ended September 30, 2023, the Company recognized $4.1 million of losses and impairments related to Hagerty Garage + Social and DriveShare, as discussed above under "Business Review". Refer to Note 7 — Losses and Impairments Related to Divestitures in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information.

Change in fair value of warrant liabilities

During the nine months ended September 30, 2023 and 2022, the change in the fair value of our warrant liabilities resulted in a loss of $1.4 million and a gain of $37.9 million, respectively. Refer to Note 12 — Fair Value Measurements and Note 18 — Warrant Liabilities in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information with respect to our warrants.

Revaluation gain on previously held equity method investment

During the nine months ended September 30, 2022, the Company recognized a revaluation gain on a previously held equity method investment of $34.7 million, which represents the remeasurement of our 40% equity interest in Broad Arrow immediately prior to the Broad Arrow Acquisition in August 2022. Refer to Note 6 — Acquisitions and Investments in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information with respect to our acquisition of Broad Arrow.

Interest and other income (expense)

Interest and other income (expense) was $15.7 million of income for the nine months ended September 30, 2023, compared to $0.4 million of expense for the nine months ended September 30, 2022. This increase was primarily due to a $15.1 million increase in interest income on cash balances, resulting from higher variable interest rates, and a decrease in the value of the TRA liability of $2.6 million. These factors were partially offset by an increase in interest expense of $1.5 million related to outstanding Credit Facility borrowings due to higher variable interest rates.

Income tax benefit (expense)

Income tax expense was $12.0 million for the nine months ended September 30, 2023, an increase of $7.9 million compared to 2022. The increase in income tax expense for the nine months ended September 30, 2023 compared to 2022 was primarily due to an increase in income before income tax expense of $39.6 million within Hagerty Re, which is taxed as a corporation in the U.S. Refer to Note 20 — Taxation in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information with respect to items affecting our effective tax rate.

Liquidity and Capital Resources

Maintaining a strong balance sheet and capital position is a top priority for us. We manage liquidity globally and across all operating subsidiaries.

Key Developments — Financing Activities

On June 23, 2023, we issued 8,483,561 shares of our newly-designated Series A Convertible Preferred Stock for an aggregate purchase price of $80.0 million. In addition, on September 19, 2023, Hagerty Re entered into an unsecured term loan credit facility with State Farm Mutual Automobile Insurance Company ("State Farm") in the aggregate principal amount of $25.0 million (the "State Farm Term Loan"). The State Farm Term Loan bears interest at a rate of 8.0% per annum with repayment of the principal amount due on September 19, 2033. Refer to Note 13 — Long-Term Debt and Note 15 — Convertible Preferred Stock in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information related to the State Farm Term Loan and the Series A Convertible Preferred Stock, respectively.

Sources and Uses of Liquidity

Our sources of liquidity include our: (i) cash on hand, including the proceeds from the Series A Convertible Preferred Stock and the State Farm Term Loan, as discussed above under "Key Developments — Financing Activities"; (ii) short-term investments; (iii) net working capital; (iv) cash flows from operations; and (v) borrowings from our Credit Facility (as defined below). Our primary liquidity needs and capital requirements include cash required for: (i) the funding of business operations, including continued investments in technology; (ii) the servicing and repayment of borrowings under the Credit Agreement (as defined below); (iii) the payment of income taxes; and (iv) the funding of potential payments under the TRA. Based on our current expectations, we believe that these sources of liquidity will be sufficient to provide an adequate level of capital to support our anticipated short and long-term commitments, operating needs, and capital requirements.

Capital and Dividend Restrictions

Through our reinsurance subsidiary, Hagerty Re, we reinsure the same personal lines risks that are underwritten by our affiliated MGA subsidiaries on behalf of our insurance carrier partners. Our reinsurance operations are funded primarily through existing capital and net cash flows from operations. In addition, as discussed above under "Key Developments — Financing Activities," on September 19, 2023, Hagerty Re bolstered its balance of Cash and cash equivalents with the $25.0 million in gross proceeds from the State Farm Term Loan. As of September 30, 2023, Hagerty Re had approximately $500.1 million in Cash and cash equivalents and Restricted cash and cash equivalents.

We, and particularly Hagerty Re, pay close attention to the underlying underwriting and reserving risks by monitoring the pricing and loss development of the underlying business written through our affiliated MGAs. Additionally, Hagerty Re seeks to minimize its investment risk by investing in low yield cash, money market accounts, and investment grade municipal securities.

Capital Restrictions

In Bermuda, Hagerty Re is subject to the Bermuda Solvency Capital Requirement ("BSCR") administered by the BMA. No regulatory action is taken by the BMA if an insurer’s capital and surplus is equal to or in excess of their enhanced capital requirement, as determined by the BSCR model. In addition, the BMA has established a target capital level for each insurer which is 120% of the enhanced capital requirement. Hagerty Re maintained sufficient statutory capital surplus to comply with regulatory requirements as of September 30, 2023.

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

Comparative Cash Flows

The following table summarizes our cash flow data for the nine months ended September 30, 2023 and 2022:

	Nine months ended September 30,
	2023	2022	$ Change	% Change

	in thousands (except percentages)
Net Cash Provided by Operating Activities	$132,221	$93,563	$38,658	41.3%
Net Cash Used in Investing Activities	$(34,462)	$(79,679)	$45,217	56.7%
Net Cash Provided by (Used in) Financing Activities	$48,339	$500	$47,839	9567.8%

Operating Activities

Cash provided by operating activities primarily consists of net income (loss), adjusted for non-cash items, and changes in working capital balances. Net cash provided by operating activities for the nine months ended September 30, 2023 and 2022 is presented below:

	Nine months ended September 30,
	2023	2022	$ Change	% Change

	in thousands (except percentages)
Net income (loss)	$19,137	$34,636	$(15,499)	(44.7)%
Non-cash adjustments to net income (loss)	61,597	(33,680)	95,277	282.9%
Changes in operating assets and liabilities	51,487	92,607	(41,120)	(44.4)%
Net Cash Provided by Operating Activities	$132,221	$93,563	$38,658	41.3%

Net cash provided by operating activities for the nine months ended September 30, 2023 was $132.2 million, an increase of $38.7 million, or 41.3%, compared to 2022. This increase was due to an $79.8 million increase in Net income (loss), after excluding non-cash adjustments, partially offset by a $41.1 million decrease in cash from operating assets and liabilities.

The increase in Net income (loss), after excluding non-cash adjustments, was primarily driven by organic growth across all areas of our business, as well as management's cost containment measures. Also contributing to the favorable comparison to the prior year is an increase in interest income due to higher variable interest rates earned on cash balances.

The decrease in cash from operating assets and liabilities was primarily due to a decrease in Losses payable and provision for unpaid losses and loss adjustment expenses as a result of the settlement of claims related to Hurricane Ian and settlements of other claims for the 2022 accident year. Also contributing to the change in operating assets and liabilities was the increase in Hagerty Re's U.S. quota share percentage and organic revenue growth across our business.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2023 decreased $45.2 million when compared to 2022. The lower level of cash used in investing activities was principally due to a decrease in spending on internally developed software, as well as a lower level of acquisitions. Also contributing to the year-over-year decrease is the $15.3 million Broad Arrow equity method investment made in January 2022 for which there was no comparable investment made in the current year. Lastly, net cash outflows associated with the lending activities of Broad Arrow decreased $7.2 million compared to 2022. Refer to Note 3 — Notes Receivable and Note 6 — Acquisitions and Investments in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information related to the acquisition of Broad Arrow and its lending activities.

Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2023 increased $47.8 million when compared to 2022, primarily due to the issuance of the Series A Convertible Preferred Stock, which resulted in net cash proceeds of $79.2 million, after deducting issuance costs. In addition, Hagerty Re entered into the State Farm Term Loan resulting in net cash inflows of $24.4 million, after deducting issuance costs. These inflows were partially offset by net repayments of $60.0 million related to our Credit Facility during the nine months ended September 30, 2023, compared to $0.5 million of net repayments during the nine months ended September 30, 2022.

Financing Arrangements

Credit Facility

The Hagerty Group has a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the other financial institutions party thereto from time to time as lenders, as amended (the "Credit Agreement"). The Credit Agreement provides for a revolving credit facility (the "Credit Facility") with an aggregate borrowing capacity of $230.0 million. The Credit Agreement matures in October 2026, but may be extended by one year on an annual basis if agreed to by us and the lenders party thereto. Any unpaid balance on the Credit Facility is due at maturity. As of September 30, 2023, total outstanding borrowings under the Credit Facility were $45.4 million.

The Credit Facility borrowings are collateralized by assets of The Hagerty Group and its consolidated subsidiaries, except for foreign and certain excluded or immaterial subsidiaries.

Under the Credit Agreement, we are required, among other things, to meet certain financial covenants, including a fixed charge coverage ratio and a leverage ratio. We were in compliance with these financial covenants as of September 30, 2023.

Refer to Note 13 — Long-Term Debt in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information on the Credit Facility.

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

As of September 30, 2023, the Company had one outstanding interest rate swap, which was entered into in December 2020, with an original notional amount of $35.0 million and maturity in December 2025. In September 2022, the interest rate swap was amended to replace LIBOR with Term SOFR and, as a result, the fixed swap rate is now 0.81%. The estimated fair value of the interest rate swap is included within either "Other long-term assets" or "Other long-term liabilities" on the Condensed Consolidated Balance Sheets and the change in fair value is recorded within "Derivative instruments" in the Condensed Consolidated Statements of Comprehensive Income (Loss).

Tax Receivable Agreement

Hagerty, Inc. expects to have adequate capital resources to meet the requirements and obligations under the TRA entered into with HHC and Markel (together the "Legacy Unit Holders") on December 2, 2021 that provides for the payment by Hagerty, Inc. to the Legacy Unit Holders of 85% of the amount of cash savings, if any, under U.S. federal, state and local income tax or franchise tax realized as a result of (i) any increase in tax basis of Hagerty, Inc.'s assets resulting from (a) the purchase of Hagerty Group Units from any of the Legacy Unit Holders using the net proceeds from any future offering, (b) redemptions or exchanges by the Legacy Unit Holders of Class V Common Stock and Hagerty Group Units for shares of Class A Common Stock or (c) payments under the TRA and (ii) tax benefits related to imputed interest deemed arising as a result of payments made under the TRA.

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

Contractual Obligations

The following table summarizes significant contractual obligations and other commitments as of September 30, 2023:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

	in thousands
Debt	$76,359	$—	$5,964	$45,395	25,000
Interest payments (1)	21,278	2,759	4,519	4,000	10,000
Operating leases	73,405	9,170	17,144	15,871	31,220
Purchase commitments	8,600	8,332	268	—	—
Total	$179,642	$20,261	$27,895	$65,266	$66,220

(1) Excludes variable rate debt interest payments and commitment fees related to our Credit Facility.

On June 23, 2023, we issued 8,483,561 shares of Series A Convertible Preferred Stock for an aggregate purchase price of $80.0 million. Dividends on the Series A Convertible Preferred Stock are cumulative and accrue from the date of issuance at the rate per annum of 7% of the Series A Purchase Price of each share, plus the amount of previously accrued dividends, compounded annually (the "Accruing Dividends"). The Company may elect to pay the Accruing Dividends either in cash or in additional shares of Series A Convertible Preferred Stock. In addition, shares of the Series A Convertible Preferred Stock are contingently redeemable for cash under certain circumstances. The table of contractual obligations above excludes any potential cash payments related to the Series A Convertible Preferred Stock. Refer to Note 15 — Convertible Preferred Stock in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information on the Series A Convertible Preferred Stock.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements as of September 30, 2023.

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

Non-GAAP Financial Measures

Adjusted EBITDA

We define Adjusted EBITDA as consolidated Net income (loss) excluding interest and other income (expense), income tax (expense) benefit, and depreciation and amortization, adjusted to exclude (i) changes in fair value of warrant liabilities; (ii) share-based compensation expense; and when applicable, (iii) restructuring, impairment and related charges, net; (iv) the net gain or loss from asset disposals; (v) losses and impairments related to divestitures; (vi) revaluation gain on previously held equity method investment; and (vii) certain other unusual items.

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

The following table reconciles Adjusted EBITDA to the most directly comparable GAAP measure, which is Net income (loss):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

	in thousands
Net income (loss)	$18,623	$24,313	$19,137	$34,636
Interest and other (income) expense	(6,260)	(662)	(15,677)	375
Income tax (benefit) expense	4,604	(91)	12,002	4,077
Depreciation and amortization	10,753	8,890	34,893	24,337
Restructuring, impairment and related charges, net	473	—	8,857	—
Change in fair value of warrant liabilities	(850)	(11,583)	1,419	(37,869)
Share-based compensation expense	4,935	3,858	12,869	8,165
Losses and impairments related to divestitures	4,112	—	4,112	—
Revaluation gain previously held equity method investment	—	(34,735)	—	(34,735)
Other unusual items (1)	987	—	837	1,110
Adjusted EBITDA	$37,377	$(10,010)	$78,449	$96

(1) Other unusual items primarily includes a net legal settlement accrual recognized in the three and nine months ended September 30, 2023 and non-restructuring severance expense recognized in the nine months ended September 30, 2022.

Adjusted EPS

We define Adjusted Earnings (Loss) Per Share ("Adjusted EPS") as consolidated Net income (loss), less the change in fair value of our warrants and, when applicable, the revaluation gain on previously held equity method investment divided by our outstanding and total potentially dilutive securities, which includes (i) the weighted-average issued and outstanding shares of Class A Common Stock; (ii) all issued and outstanding non-controlling interest Hagerty Group Units; (iii) all unexercised warrants; (iv) all unissued share-based compensation awards; and (v) all issued and outstanding shares of the Series A Convertible Preferred Stock.

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

The following table reconciles Adjusted EPS to the most directly comparable GAAP measure, which is Basic EPS:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

	in thousands (except per share amounts)
Numerator:
Net income (loss) available to Class A Common Stockholders (1)	$3,255	$14,714	$3,712	$36,685
Undistributed earnings allocated to Series A Convertible Preferred Stock	261	—	110	—
Accretion of Series A Convertible Preferred Stock	1,838	—	1,838	—
Net income (loss) attributable to non-controlling interest	13,269	9,599	13,477	(2,049)
Consolidated net income (loss)	18,623	24,313	19,137	34,636
Change in fair value of warrant liabilities	(850)	(11,583)	1,419	(37,869)
Revaluation gain on previously held equity method investment	—	(34,735)	—	(34,735)
Adjusted consolidated net income (loss) (2)	$17,773	$(22,005)	$20,556	$(37,968)

Denominator:
Weighted average shares of Class A Common Stock outstanding — basic (1)	84,479	82,816	84,042	82,569
Total potentially dilutive securities outstanding:
Conversion of non-controlling interest Hagerty Group Units to Class A Common Stock	255,499	255,758	255,499	255,758
Conversion of Series A Convertible Preferred Stock to Class A Common Stock	6,785	—	6,785	—
Total unissued share-based compensation awards	8,490	6,878	8,490	6,878
Total warrants outstanding	19,484	19,484	19,484	19,484
Potentially dilutive shares outstanding	290,258	282,120	290,258	282,120
Fully dilutive shares outstanding (2)	374,737	364,936	374,300	364,689

Basic EPS(1)	$0.04	$0.18	$0.04	$0.44

Adjusted EPS(2)	$0.05	$(0.06)	$0.05	$(0.10)

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

Interest Rate Risk. Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate due to changes in prevailing market interest rates. As of September 30, 2023, we had approximately $10.4 million of variable rate indebtedness (after taking into consideration $35.0 million in interest rate swaps which effectively converts variable-rate debt to fixed-rate debt), representing approximately 14% of our total debt outstanding, at an average interest rate during the nine months ended September 30, 2023 of approximately 7.41%. Based on variable-rate borrowings outstanding as of September 30, 2023, a 100-basis point (or 1.0%) change in our borrowing rates would result in our annual interest payments changing by approximately $0.1 million. Our market risk exposure fluctuates based on changes in underlying interest rates.

We also have a portfolio of term loans secured by collector cars of approximately $40.2 million as of September 30, 2023, upon which interest is earned predominately at variable rates including Prime Rate and Term SOFR. Finally, the assets of Hagerty Re are substantially invested in cash and cash equivalents (including money market funds) which generally earn a higher rate of return as interest rates increase.

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

Concentration Risk. We rely on Markel and its subsidiaries for a significant portion of our revenue, representing approximately 95% of our commission revenues and 97% of our assumed premium for the nine months ended September 30, 2023. Termination or disruption of this relationship could materially and adversely impact our revenue. Refer to Note 21 — Related-Party Transactions in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information with respect to our relationship with Markel.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Hagerty disclosure procedures and controls are designed to sufficiently reduce the risk of a material misstatement and can provide only reasonable assurance of achieving desired control objectives.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms specified by the SEC. There were no material weaknesses in our disclosure controls and procedures identified in the evaluation and therefore, no corrective actions were taken.

Changes in Internal Controls Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 11, 2023, Robert Kauffman, a non-employee director, in his capacity as the sole member of Aldel LLC, adopted a programmed plan of transactions intended to satisfy the affirmative defense provided by Rule 10b5-1 (the "10b5-1 Plan"). The 10b5-1 Plan provides for a first possible trade date of November 16, 2023, and will terminate on November 18, 2024. The aggregate number of shares to be sold pursuant to the 10b5-1 Plan is 3,500,000 shares of Class A Common Stock held by Aldel LLC which Mr. Kauffman directs.

During the three months ended September 30, 2023, no director or officer of the Company, other than Mr. Kauffman, has adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.1
Executive Retention, Transition and Release Agreement, dated July 31, 2023, by and between The Hagerty Group, LLC and Barbara Matthews (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-40244), filed with the SEC on August 2, 2023).

10.2	Employment Agreement, dated August 1, 2023, by and between the Company and Diana Chafey, filed herewith.
10.3
Ninth Amendment to Amended and Restated Credit Agreement, dated as of September 19, 2023, among The Hagerty Group LLC, Broad Arrow Capital Europe Limited, Broad Arrow Capital UK Limited, the Lenders party hereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, filed herewith.

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 8, 2023.

HAGERTY, INC.

By:	/s/ McKeel O Hagerty
McKeel O Hagerty
Chief Executive Officer

HAGERTY, INC.

By:	/s/ Patrick McClymont
Patrick McClymont
Chief Financial Officer