Form 10-Q
period 2024-03-31
Hagerty, Inc.
filed 2024-05-07
CIK 1840776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The registrant had 85,703,286 shares of Class A Common Stock outstanding and 251,033,906 shares of Class V Common Stock outstanding as of April 26, 2024.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this "Quarterly Report"), as well as information included in oral statements or other written statements made by us, contain statements that constitute "forward-looking statements" within the meaning of the federal securities laws. All statements other than statements of historical fact, are forward-looking statements, including those regarding our future operating results and financial position, our business strategy and plans, products, services, and technology offerings, market conditions, growth and trends, expansion plans and opportunities, and our objectives for future operations. The words "anticipate," "believe," "envision," "estimate," "expect," "intend," "may," "plan," "predict," "project," "target," "potential," "will," "would," "could," "should," "continue," "ongoing," "contemplate," and similar expressions, and the negative of these expressions, are intended to identify forward-looking statements.

The future events and trends discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in our forward-looking statements. Factors that could cause actual results to differ include the risks and uncertainties described in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2023 (our "Annual Report"), which highlight, among other risks our ability to:

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

You should not rely on forward-looking statements as predictions of future events. We operate in a very competitive and rapidly changing environment and new risks emerge from time to time. The forward-looking statements in this Quarterly Report represent our views as of the date of this Quarterly Report. We undertake no obligation to update any of these forward-looking statements for any reason after the date of this Quarterly Report or to conform these statements to actual results or revised expectations.

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, as well as any amendments to those reports, are available free of charge through our website at investor.hagerty.com after we file them with, or furnish them to, the SEC. We use our investor relations website, investor.hagerty.com, as a means of disclosing information which may be of interest or material to our investors and for complying with disclosure obligations under Regulation FD. Accordingly, investors should monitor our investor relations website, in addition to following our press releases, SEC filings, public conference calls, webcasts, and social media channels. Information contained on or accessible through, including any reports available on, our website or social media channels is not a part of, and is not incorporated by reference into, this Quarterly Report or any other report or document we file with the SEC. Any reference to our website in this Quarterly Report is intended to be an inactive textual reference only.

Unless the context indicated otherwise, the terms "we," "our," "us," "Hagerty," "HGTY," and the "Company" refer to Hagerty, Inc., and its consolidated subsidiaries including The Hagerty Group, LLC ("THG").

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Hagerty, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended March 31,
	2024	2023

REVENUE:	in thousands (except per share amounts)
Commission and fee revenue	$88,840	$74,612
Earned premium	151,619	117,231
Membership, marketplace and other revenue	31,249	26,509
Total revenue	271,708	218,352
OPERATING EXPENSES:
Salaries and benefits	56,116	55,232
Ceding commissions, net	70,930	55,425
Losses and loss adjustment expenses	62,356	48,412
Sales expense	39,660	35,113
General and administrative services	19,862	21,381
Depreciation and amortization	10,560	13,743
Restructuring, impairment and related charges, net	—	5,535
Total operating expenses	259,484	234,841
OPERATING INCOME (LOSS)	12,224	(16,489)
Change in fair value of warrant liabilities	(6,140)	(515)
Interest and other income (expense)	7,244	5,647
INCOME (LOSS) BEFORE INCOME TAX EXPENSE	13,328	(11,357)
Income tax expense	(5,129)	(3,668)
NET INCOME (LOSS)	8,199	(15,025)
Net (income) loss attributable to non-controlling interest	(9,550)	12,926
Accretion of Series A Convertible Preferred Stock	(1,838)	—
NET INCOME (LOSS) ATTRIBUTABLE TO CLASS A COMMON STOCKHOLDERS	$(3,189)	$(2,099)

Earnings (loss) per share of Class A Common Stock:
Basic	$(0.04)	$(0.03)
Diluted	$(0.04)	$(0.03)

Weighted average shares of Class A Common Stock outstanding:
Basic	84,656	83,227
Diluted	84,656	83,227

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
See Note 18 for information regarding Related-Party Transactions.

Hagerty, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three months ended March 31,
	2024	2023

	in thousands
Net income (loss)	$8,199	$(15,025)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(631)	237
Derivative instruments	37	(478)
Other comprehensive income (loss)	(594)	(241)
Comprehensive income (loss)	7,605	(15,266)
Comprehensive (income) loss attributable to non-controlling interest	(9,104)	13,108
Accretion of Series A Convertible Preferred Stock	(1,838)	—
Comprehensive income (loss) attributable to Class A Common Stockholders	$(3,337)	$(2,158)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
See Note 18 for information regarding Related-Party Transactions.

Hagerty, Inc.
Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2024	2023

ASSETS	in thousands (except share amounts)
Current Assets:
Cash and cash equivalents	$131,207	$108,326
Restricted cash and cash equivalents	595,601	615,950
Accounts receivable	71,883	71,530
Premiums receivable	157,105	137,525
Commissions receivable	14,877	79,115
Notes receivable	56,509	35,896
Deferred acquisition costs, net	136,925	141,637
Other current assets	80,865	60,239
Total current assets	1,244,972	1,250,218
Notes receivable	4,438	17,018
Property and equipment, net	19,820	20,764
Lease right-of-use assets	49,412	50,515
Intangible assets, net	88,335	91,924
Goodwill	114,195	114,214
Other long-term assets	49,076	43,559
TOTAL ASSETS	$1,570,248	$1,588,212
LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$94,896	$87,175
Losses payable and provision for unpaid losses and loss adjustment expenses	204,075	198,508
Commissions payable	71,070	108,739
Due to insurers	97,367	79,815
Advanced premiums	37,749	20,471
Unearned premiums	312,702	317,275
Contract liabilities	31,330	30,316
Total current liabilities	849,189	842,299
Long-term lease liabilities	49,198	50,459
Long-term debt, net	91,470	130,680
Warrant liabilities	40,158	34,018
Deferred tax liability	15,298	15,937
Contract liabilities	16,835	17,335
Other long-term liabilities	2,607	4,139
TOTAL LIABILITIES	1,064,755	1,094,867
Commitments and Contingencies (Note 19)	—	—
TEMPORARY EQUITY
Preferred stock, $0.0001 par value (20,000,000 shares authorized, 8,483,561 Series A Convertible Preferred Stock issued and outstanding as of March 31, 2024 and December 31, 2023)	84,674	82,836
STOCKHOLDERS' EQUITY
Class A Common Stock, $0.0001 par value (500,000,000 shares authorized, 84,655,539 and 84,588,536 issued and outstanding as of March 31, 2024 and December 31, 2023, respectively)	8	8
Class V Common Stock, $0.0001 par value (300,000,000 authorized, 251,033,906 shares issued and outstanding as of March 31, 2024 and December 31, 2023)	25	25
Additional paid-in capital	564,082	561,754
Accumulated earnings deficit	(470,346)	(468,995)
Accumulated other comprehensive income (loss)	(236)	(88)
Total stockholders' equity	93,533	92,704
Non-controlling interest	327,286	317,805
Total equity (Note 14)	420,819	410,509
TOTAL LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY	$1,570,248	$1,588,212
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
See Note 18 for information regarding Related-Party Transactions.

Hagerty, Inc.
Condensed Consolidated Statements of Changes in Temporary Equity and Stockholders' Equity (Unaudited)

				Three Months Ended March 31, 2024
	Temporary Equity		Stockholders' Equity
	Series A Convertible Preferred Stock		Class A Common Stock		Class V Common Stock		Additional Paid in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
in thousands	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2023	8,484	$82,836	84,589	$8	251,034	$25	$561,754	$(468,995)	$(88)	$92,704	$317,805	$410,509
Net income (loss)	—	—	—	—	—	—	—	(1,351)	—	(1,351)	9,550	8,199
Accretion of Series A Preferred Stock	—	1,838	—	—	—	—	(1,838)	—	—	(1,838)	—	(1,838)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(148)	(148)	(446)	(594)
Issuance of shares under employee plans	—	—	67	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	—	—	4,543	—		4,543		4,543
Reallocation between controlling and non-controlling interest	—	—	—	—	—	—	(377)	—	—	(377)	377	—
Balance at March 31, 2024	8,484	$84,674	84,656	$8	251,034	$25	$564,082	$(470,346)	$(236)	$93,533	$327,286	$420,819

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
See Note 18 for information regarding Related-Party Transactions.

Hagerty, Inc.
Condensed Consolidated Statements of Changes in Temporary Equity and Stockholders' Equity (Unaudited)

	Three Months Ended March 31, 2023
	Stockholders' Equity
	Class A Common Stock		Class V Common Stock		Additional Paid in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
in thousands	Shares	Amount	Shares	Amount
Balance at December 31, 2022	83,203	$8	251,034	$25	$549,034	$(489,602)	$(213)	$59,252	$308,117	$367,369
Net income (loss)	—	—	—	—	—	(2,099)	—	(2,099)	(12,926)	(15,025)
Other comprehensive income (loss)	—	—	—	—	—	—	(59)	(59)	(182)	(241)
Issuance of shares under employee plans	17	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	4,113	—	—	4,113	—	4,113
Conversion of Hagerty Group Units to Class A Common Stock	119	—	—	—	1,045	—	—	1,045	(1,045)	—
Non-controlling interest issued capital	—	—	—	—	—	—	—	—	500	500
Reallocation between controlling and non-controlling interest	—	—	—	—	(143)	—	—	(143)	143	—
Balance at March 31, 2023	83,339	$8	251,034	$25	$554,049	$(491,701)	$(272)	$62,109	$294,607	$356,716

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
See Note 18 for information regarding Related-Party Transactions.

Hagerty, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended March 31,
	2024	2023

OPERATING ACTIVITIES:	in thousands
Net income (loss)	$8,199	$(15,025)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Change in fair value of warrant liabilities	6,140	515
Depreciation and amortization	10,560	13,743
Provision for deferred taxes	(571)	937
Share-based compensation expense	4,543	4,113
Non-cash lease expense	2,197	3,147
Other	1,140	814
Changes in operating assets and liabilities:
Accounts, premiums and commission receivable	42,736	3,777
Deferred acquisition costs, net	4,712	(6,344)
Losses payable and provision for unpaid losses and loss adjustment expenses	5,567	(5,302)
Commissions payable	(37,669)	(14,084)
Due to insurers	17,642	19,510
Advanced premiums	17,299	17,422
Unearned premiums	(4,573)	11,791
Operating lease liabilities	(2,282)	(2,896)
Other assets and liabilities, net	(17,402)	(20,390)
Net Cash Provided by Operating Activities	58,238	11,728
INVESTING ACTIVITIES:
Capital expenditures	(4,538)	(8,133)
Acquisitions, net of cash acquired	(3,843)	(6,076)
Issuance of notes receivable	(17,828)	(7,833)
Collection of notes receivable	11,041	415
Purchase of fixed income securities	(2,956)	(4,348)
Maturities of fixed income securities	1,075	1,150
Other investing activities	(1,238)	22
Net Cash Used in Investing Activities	(18,287)	(24,803)
FINANCING ACTIVITIES:
Payments on long-term debt	(45,331)	(47,250)
Proceeds from long-term debt, net of issuance costs	8,098	27,871
Contribution from non-controlling interest	—	500
Net Cash Used in Financing Activities	(37,233)	(18,879)
Effect of exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	(186)	154

Change in cash and cash equivalents and restricted cash and cash equivalents	2,532	(31,800)
Beginning cash and cash equivalents and restricted cash and cash equivalents	724,276	539,191
Ending cash and cash equivalents and restricted cash and cash equivalents	$726,808	$507,391

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
See Note 18 for information regarding Related-Party Transactions.

Hagerty, Inc.
Notes To Condensed Consolidated Financial Statements (Unaudited)

1 — Basis of Presentation and Accounting Policies

In these Notes to the Condensed Consolidated Financial Statements, the terms "Hagerty," and "the Company" refer to Hagerty, Inc. and its consolidated subsidiaries, including The Hagerty Group, LLC ("THG") unless the context requires otherwise. In addition, the Company's insurance policyholders and paid Hagerty Drivers Club ("HDC") subscribers are collectively referred to herein as "Members".

Description of Business — Hagerty is a market leader in providing insurance for classic cars and enthusiast vehicles. Through Hagerty's insurance model, the Company acts as a Managing General Agent ("MGA") by underwriting, selling, and servicing classic car and enthusiast vehicle insurance policies. The Company then reinsures a large portion of the risks written by its MGA subsidiaries through its wholly owned subsidiary, Hagerty Reinsurance Limited ("Hagerty Re"). In addition, Hagerty offers HDC memberships, which can be bundled with its insurance policies and give subscribers access to an array of products and services, including Hagerty Drivers Club Magazine, automotive enthusiast events, Hagerty's proprietary vehicle valuation tool, emergency roadside assistance, and special vehicle-related discounts. Lastly, to complement its insurance membership offerings, the Company offers Hagerty Marketplace ("Marketplace"), where car enthusiasts can buy, sell, and finance collector cars.

These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

Basis of Presentation — The Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the regulations of the Securities and Exchange Commission and include the accounts of Hagerty, Inc., which is comprised of THG and its consolidated subsidiaries. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as permitted by such rules and regulations.

The Condensed Consolidated Financial Statements reflect all normal recurring adjustments and accruals that are, in the opinion of management, necessary for a fair statement of the Company's financial position and results of operations for the interim periods presented.

Principles of Consolidation — The Condensed Consolidated Financial Statements contain the accounts of Hagerty, Inc. and its majority-owned or controlled subsidiaries.

As of March 31, 2024 and December 31, 2023, Hagerty, Inc. had economic ownership of 24.9% of THG and is its sole managing member. Hagerty, Inc. reports a non-controlling interest representing the economic interest in THG held by other parties.

The financial statements of THG are consolidated by the Company under the voting interest method in accordance with Accounting Standards Codification ("ASC") Topic 810, Consolidations ("ASC 810"). Non-controlling interest is presented separately on the Condensed Consolidated Statements of Operations, the Condensed Consolidated Statements of Comprehensive Income (Loss), the Condensed Consolidated Balance Sheets, and the Condensed Consolidated Statements of Changes in Temporary Equity and Stockholders' Equity.

All intercompany accounts and transactions have been eliminated in consolidation.

Variable Interest Entities — Broad Arrow Capital LLC ("BAC") and certain of its subsidiaries transfer notes receivable to wholly owned, bankruptcy-remote, special purpose entities (each, an "SPE") to secure borrowings under the BAC Credit Agreement (as defined in Note 12 — Long-Term Debt).

These SPEs are considered to be variable interest entities (each, a "VIE") under GAAP and their financial statements are consolidated by BAC, which is the primary beneficiary of the SPEs and is also a consolidated subsidiary of the Company. BAC is considered to be the primary beneficiary of the SPEs because it has (i) power over the significant activities of the SPEs through its role as servicer of the notes receivable used to secure borrowings under the BAC Credit Agreement and (ii) the obligation to absorb losses or the right to receive returns that could be significant through its interest in the residual cash flows of the SPEs.

Refer to Note 3 — Notes Receivable and Note 12 — Long-Term Debt for additional information.

The following table presents the assets and liabilities of the Company's consolidated variable interest entities as of March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023

ASSETS	in thousands
Cash and cash equivalents	$1,131	$83
Restricted cash and cash equivalents	2,188	961
Accounts receivable	—	190
Notes receivable	37,099	30,125
Other assets	2,724	2,900
TOTAL ASSETS	$43,142	$34,259
LIABILITIES
Accounts payable, accrued expenses and other current liabilities	$2,438	$1,881
Long-term debt, net	29,243	25,782
TOTAL LIABILITIES	$31,681	$27,663

Emerging Growth Company — The Company currently qualifies as an "emerging growth company" under the Jumpstart Our Business Startups Act of 2012 and can delay the adoption of new or revised accounting standards until those standards would apply to private companies.

The Company intends to avail itself of this extended transition period and, therefore, the Company may not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies or have opted out of using such extended transition period. As of March 31, 2024, the Company has not delayed the adoption of any new or revised accounting standards despite qualifying as an emerging growth company.

Reclassifications — Certain prior period operating lease balances on the Condensed Consolidated Statements of Cash Flows originally reported within changes in "Other assets and liabilities, net" are now reported within "Non-cash lease expense" to conform to the current year presentation.

Use of Estimates — The preparation of the Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities as of the date of the Condensed Consolidated Financial Statements, as well as the reported amounts of revenue and expenses during the reporting period. Although the estimates are considered reasonable, actual results could materially differ from those estimates.

Significant estimates made by management include, but are not limited to: (i) the provision for unpaid losses and loss adjustment expenses, including incurred but not reported claims (see Note 8); (ii) the valuation of the Company's deferred income tax assets (see Note 17); (iii) the amount of the liability associated with the Tax Receivable Agreement ("TRA") (see Note 17); (iv) the fair values of the reporting units used in assessing the recoverability of goodwill; (v) the valuation and useful lives of intangible assets (see Note 7); and (vi) the fair value of the Company's warrant liabilities (see Note 11). Although some variability is inherent in these estimates, management believes that the current estimates are reasonable in all material respects. These estimates are reviewed regularly and adjusted as necessary. Adjustments related to changes in estimates are reflected in the Company’s results of operations in the period during which those estimates changed.

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

Supplemental Cash Flow Information — The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents as of March 31, 2024 and 2023:

	March 31, 2024	March 31, 2023

	in thousands
Cash and cash equivalents	$131,207	$63,367
Restricted cash and cash equivalents	595,601	444,024
Total cash and cash equivalents and restricted cash and cash equivalents	$726,808	$507,391

The table below presents information regarding the Company's non-cash investing activities, as well as the cash paid for interest and taxes for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
	2024	2023

NON-CASH INVESTING ACTIVITIES:	in thousands
Capital expenditures	$687	$1,061

CASH PAID FOR:
Interest	$1,240	$2,279

The issuance of Class A Common Stock resulting from the vesting of restricted stock units is a non-cash financing activity. Refer to Note 16 — Share-Based Compensation for information related to share-based compensation.

Accounting Standards Not Yet Adopted

Income Taxes — In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-09 - Income Taxes (ASC 740), Improvements to Income Tax Disclosures, which enhances the transparency and decision usefulness of income tax disclosures through changes to the rate reconciliation and income taxes paid information. ASU No. 2023-09 modifies the rules on income tax disclosures to require entities to disclose (i) specific categories in the rate reconciliation, (ii) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign), and (iii) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU No. 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The effective date of ASU No. 2023-09 is for annual periods beginning after December 15, 2024. The Company is still assessing the impact of ASU No. 2023-09 and upon adoption may be required to include certain additional disclosure in the footnotes to the Condensed Consolidated Financial Statements.

Segment Reporting — In November 2023, the FASB issued ASU No. 2023-07 - Segment Reporting (ASC 280): Improvements to Reportable Segment Disclosures, which enables investors to better understand an entity's overall performance and assess potential future cash flows through improved reportable segment disclosure requirements. The amendments enhance disclosures about significant segment expenses, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The effective date of ASU 2023-07 is for annual periods beginning after December 15, 2023. The Company does not expect this standard to have a material impact on the Condensed Consolidated Financial Statements and related disclosures.

2 — Revenue

Disaggregation of Revenue — The tables below present Hagerty's revenue by distribution channel, as well as a reconciliation to total revenue for the three months ended March 31, 2024 and 2023. Commission and fee revenue and contingent underwriting commission ("CUC") revenue earned from the agent distribution channel includes revenue generated through Hagerty's relationships with independent agents and brokers. Commission and fee revenue and CUC revenue earned from the direct distribution channel includes revenue generated by Hagerty's employee agents.

Historically, the Company's MGA subsidiaries have earned a base commission of approximately 32% of written premium, as well as an additional contingent commission of up to 10% annually. In December 2023, the Company's alliance agreement and associated agency agreement with Markel Group, Inc. ("Markel") was amended to increase the base commission rate on the personal lines U.S. auto business to 37% and to adjust the contingent commission to range from -5% to a maximum of +5% of annual written premium. This amendment resulted in a smaller proportion of total revenue being attributable to contingent commissions during the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

	Three months ended March 31, 2024
	Agent	Direct	Total

	in thousands
Commission and fee revenue	$44,047	$35,719	$79,766
Contingent commission revenue	5,016	4,058	9,074
Membership revenue	—	13,452	13,452
Marketplace and other revenue	—	17,797	17,797
Total revenue from customer contracts	49,063	71,026	120,089
Earned premium			151,619
Total revenue			$271,708

	Three months ended March 31, 2023
	Agent	Direct	Total

	in thousands
Commission and fee revenue	$31,687	$26,139	$57,826
Contingent commission revenue	9,439	7,347	16,786
Membership revenue	—	12,547	12,547
Marketplace and other revenue	—	13,962	13,962
Total revenue from customer contracts	41,126	59,995	101,121
Earned premium			117,231
Total revenue			$218,352

The following tables present Hagerty's revenue disaggregated by geographic area, as well as a reconciliation to total revenue for the three months ended March 31, 2024 and 2023:

	Three months ended March 31, 2024
	U.S.	Canada	Europe	Total

	in thousands
Commission and fee revenue	$76,016	$2,617	$1,133	$79,766
Contingent commission revenue	9,028	—	46	9,074
Membership revenue	12,544	908	—	13,452
Marketplace and other revenue	16,377	662	758	17,797
Total revenue from customer contracts	113,965	4,187	1,937	120,089
Earned premium				151,619
Total revenue				$271,708

	Three months ended March 31, 2023
	U.S.	Canada	Europe	Total

	in thousands
Commission and fee revenue	$54,597	$2,370	$859	$57,826
Contingent commission revenue	16,752	—	34	16,786
Membership revenue	11,669	878	—	12,547
Marketplace and other revenue	13,526	164	272	13,962
Total revenue from customer contracts	96,544	3,412	1,165	101,121
Earned premium				117,231
Total revenue				$218,352

Refer to Note 9 — Reinsurance for information regarding "Earned premium" recognized under ASC Topic 944, Financial Services - Insurance ("ASC 944").

Contract Assets and Liabilities — The following table is a summary of the Company's contract assets and liabilities as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023

	in thousands
Contract assets	$8,017	$75,891
Contract liabilities	$48,165	$47,651

Contract assets, which are reported within "Commissions receivable" on the Condensed Consolidated Balance Sheets, consist of CUC receivables, which are earned throughout the year and have historically been settled by a cash payment from the insurance carrier in the first quarter of the following year. As a result of its amended alliance agreement and associated agency agreement with Markel, beginning in 2024, 80% of the CUC receivables from Markel are now being settled monthly rather than on an annual basis. This amendment resulted in a significant decrease in the contract assets balance compared to the prior year.

Contract liabilities consist of cash collected in advance of revenue recognition and primarily includes the unrecognized portion of HDC membership fees, as well as the unrecognized portion of the advanced commission payment received from State Farm Mutual Automobile Insurance Company ("State Farm"). Refer to Note 18 — Related-Party Transactions for additional information regarding the Company's master alliance agreement with State Farm.

3 — Notes Receivable

BAC provides financing solutions to qualified collectors and businesses by structuring loans secured by collector cars. The loans underwritten by BAC include term loans and short-term bridge financings. BAC also provides advances to consignors who agree to sell their cars via auction or private sale through subsidiaries of Broad Arrow Group, Inc. ("Broad Arrow"). The loans underwritten by BAC are recorded on the Condensed Consolidated Balance Sheets within "Notes receivable" while consignor advances are recorded within "Other current assets".

Loans carry either a fixed or variable rate of interest and typically have an initial maturity of up to two years, often with an option for the borrower to renew for one year increments, provided the borrower remains in good standing, including maintaining a specified targeted loan-to-value ("LTV") ratio for the loan. The carrying value of the BAC loan portfolio approximates its fair value due to the relatively short-term maturities and the market rates of interest associated with most loans.

In certain situations, BAC makes loans to refinance accounts receivable balances generated by Broad Arrow auction or private sale purchases. For the three months ended March 31, 2024 and 2023, BAC issued $2.2 million and $3.8 million, respectively, of such loans. These loans are accounted for on the Condensed Consolidated Balance Sheets as non-cash reclassifications between "Accounts receivable" and "Notes receivable" and are, therefore, not presented within Investing Activities in the Company's Condensed Consolidated Statements of Cash Flows. Upon repayment, the cash received in settlement of such loans is classified within Operating Activities in the Company's Condensed Consolidated Statements of Cash Flows. For the three months ended March 31, 2024 and 2023, such repayments totaled $0.8 million and $2.5 million, respectively.

Beginning in December 2023, a portion of the lending activities of BAC are funded with borrowings drawn from the BAC Credit Facility, with the remainder funded by the Company's available liquidity. Prior to December 2023, the lending activities of BAC were funded primarily by the Company's available liquidity. Refer to Note 12 — Long-Term Debt for additional information regarding the BAC Credit Facility.

BAC aims to mitigate the risk associated with a potential devaluation in collateral by targeting a maximum LTV ratio of 65% (i.e., the principal loan amount divided by the estimated value of the collateral at the time of underwriting). The LTV ratio is reassessed on a quarterly basis or if the loan is renewed. The LTV ratio is reassessed more frequently if there is a material change in the circumstances related to the loan, including if there is a material change in the value of the collateral, a material change in the borrower's disposal plans for the collateral, or if an event of default occurs. If, as a result of this reassessment, the LTV ratio increases above the target level, the borrower may be asked to make principal payments and/or post sufficient additional collateral to reduce the LTV ratio as a condition of future financing, renewal, or to avoid a default. In the event of a default by a borrower, BAC is entitled to sell the collateral to recover the outstanding principal, accrued interest balance, and any expenses incurred with respect to the recovery process.

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

As of March 31, 2024, BAC's net notes receivable balance was $60.9 million, of which $56.5 million was classified within current assets and $4.4 million was classified within long-term assets on the Condensed Consolidated Balance Sheets. As of December 31, 2023, BAC's net notes receivable balance was $52.9 million, of which $35.9 million was classified within current assets and $17.0 million was classified within long-term assets on the Condensed Consolidated Balance Sheets. The classification of a loan as current or long-term takes into account the contractual maturity date of the loan, as well as known renewals after the balance sheet date.

The table below provides the aggregate LTV ratio for BAC's loan portfolio as of March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023

	in thousands
Secured loans	$60,947	$52,914
Estimate of collateral value	$112,299	$108,496
Aggregate LTV ratio	54.3%	48.8%

As of March 31, 2024, two borrowers had loan balances that exceeded 10% of the total loan portfolio. These loans total $24.6 million, representing 40% of the total loan portfolio. The collateral related to these loans was $47.2 million, resulting in an aggregate LTV ratio of 52%.

Management considers a loan to be past due when an interest payment is not paid within 10 business days of the monthly due date, or if the principal amount is not repaid by the contractual maturity date. Typically, a loan becomes past due only for a short period of time during which the loan is renewed or collateral is sold to satisfy the borrower's obligations. As of March 31, 2024 and December 31, 2023, the amount of past due principal and interest payments was not material.

A non-accrual loan is a loan for which future interest income is not recorded due to management’s determination that it is probable that future interest on the loan will not be collectible. As of March 31, 2024 and December 31, 2023, the balance of non-accrual loans was not material.

As of March 31, 2024 and December 31, 2023, the allowance for expected credit losses related to the BAC loan portfolio was not material based on management’s quarterly risk assessment, which takes into consideration a number of factors including the level of historical losses for similar loans, the quality of the collateral, the low LTV ratio of the loans, management's overall assessment of the current circumstances and risks related to each loan, and, to a lesser extent, the circumstances related to each borrower.

4 — Other Assets

As of March 31, 2024 and December 31, 2023, other assets, current and long-term, consisted of:

	March 31, 2024	December 31, 2023

	in thousands
Prepaid SaaS implementation costs	$27,107	$21,941
Prepaid sales, general and administrative expenses	23,291	21,300
Deferred reinsurance premiums ceded (1)	23,231	10,474
Fixed income investments	17,953	16,472
Contract costs	9,396	8,851
Reinsurance recoverable	7,621	2,783
Inventory (2)	4,163	5,038
Deferred financing costs	4,737	5,053
Other	12,442	11,886
Other assets	$129,941	$103,798

(1)    Deferred reinsurance premiums ceded consists of the unearned portion of premiums ceded by Hagerty Re to various reinsurers. Refer to Note 9 — Reinsurance for additional information on the Company’s reinsurance programs.
(2)    Inventory primarily includes vehicles owned by Broad Arrow that have been purchased for resale purposes.

As of March 31, 2024, Other primarily included $5.0 million of other investments, $2.7 million of collector vehicle investments, $2.3 million related to the fair value of an interest rate swap, and $2.1 million related to digital media content. As of December 31, 2023, Other primarily included $4.4 million of other investments, $2.7 million of collector vehicle investments, $2.2 million related to digital media content, and the $2.2 million fair value of an interest rate swap.

5 — Leases

The following table summarizes the components of the Company's operating lease expense for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
	2024	2023

	in thousands
Operating lease expense (1)	$2,197	$3,147
Short-term lease expense (1)	49	69
Variable lease expense (1) (2)	617	807
Sublease revenue (3)	(303)	(63)
Lease cost, net	$2,560	$3,960

(1)    Classified within "General and administrative services" on the Condensed Consolidated Statements of Operations.
(2)    Amounts include payments for maintenance, taxes, insurance, and payments affected by the Consumer Price Index.
(3)    Classified within "Membership, marketplace and other revenue" on the Condensed Consolidated Statements of Operations.

The following tables summarize supplemental balance sheet information related to operating leases as of March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023

	in thousands
Operating lease ROU assets	$49,412	$50,515

Current lease liabilities (1)	6,558	6,500
Long-term lease liabilities	49,198	50,459
Total operating lease liabilities	$55,756	$56,959

	March 31,	December 31,
	2024	2023

	in thousands
ROU assets obtained in exchange for new operating lease liabilities	$771	$632
Weighted average lease term	8.77	9.01
Weighted average discount rate	4.9%	4.8%

(1)    Current lease liabilities are recorded within "Accounts payable, accrued expenses and other current liabilities" on the Condensed Consolidated Balance Sheets.

The following table summarizes information about the amount and timing of the Company's future operating lease commitments as of March 31, 2024:

in thousands
2024	$6,857
2025	8,884
2026	8,306
2027	7,993
2028	8,018
Thereafter	29,234
Total lease payments	69,292
Less: imputed interest	(13,536)
Total lease liabilities	$55,756

6 — Pending Acquisition

Consolidated National Insurance Company Acquisition

On January 12, 2024, the Company's subsidiary, Hagerty Insurance Holdings, Inc., agreed to acquire all of the issued and outstanding capital stock of Consolidated National Insurance Company ("CNIC") for approximately $18.4 million, subject to upward or downward adjustment in accordance with the terms of the agreement. The closing price will be comprised of approximately $10.4 million for CNIC's approved state licenses and $8.0 million for the expected capital and surplus. Subject to the satisfactory completion of various closing conditions, including obtaining regulatory approval from the Colorado Division of Insurance, the Company expects to complete the CNIC acquisition during the second quarter of 2024.

7 — Intangible Assets

The cost and accumulated amortization of intangible assets as of March 31, 2024 and December 31, 2023 are as follows:

	Weighted Average Useful Life	March 31,	December 31,
		2024	2023

		in thousands
Renewal rights	10.0	$20,024	$20,226
Internally developed software	3.4	130,638	126,972
Trade names and trademarks	14.0	12,541	12,541
Relationships and customer lists	15.7	8,867	8,876
Other	4.4	1,435	1,445
Intangible assets		173,505	170,060
Less: accumulated amortization		(85,170)	(78,136)
Intangible assets, net		$88,335	$91,924

Intangible asset amortization expense was $7.4 million and $6.8 million for the three months ended March 31, 2024 and 2023, respectively.

Estimated future aggregate amortization expense related to intangible assets as of March 31, 2024 is as follows:

in thousands
2024	$20,312
2025	21,605
2026	14,517
2027	10,380
2028	7,674
Thereafter	13,847
Total	$88,335

8 — Provision for Unpaid Losses and Loss Adjustment Expenses

The following table presents a reconciliation of the beginning and ending provision for unpaid losses and loss adjustment expenses related to Hagerty Re, net of amounts recoverable from various reinsurers:

	Three months ended March 31,
	2024	2023

	in thousands
Gross reserves for unpaid losses and loss adjustment expenses, beginning of year	$136,507	$111,741
Less: Reinsurance recoverable on unpaid losses and loss adjustment expenses	2,235	843
Net reserves for unpaid losses and loss adjustment expenses, beginning of year	134,272	110,898
Incurred losses and loss adjustment expenses:
Current accident year	62,356	48,412
Prior accident year	—	—
Total incurred losses and loss adjustment expenses	62,356	48,412
Effect of foreign currency rate changes	(174)	85
Net reserves for unpaid losses and loss adjustment expenses, end of period	196,454	159,395
Reinsurance recoverable on unpaid losses and loss adjustment expenses	7,621	843
Gross reserves for unpaid losses and loss adjustment expenses, end of period	$204,075	$160,238

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

9 — Reinsurance

The following table presents Hagerty Re's total premiums assumed and ceded on a written and earned basis for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
	2024	2023
	in thousands
Premiums:
Assumed	$157,114	$132,187
Ceded	(22,826)	(13,728)
Net	$134,288	$118,459

Premiums earned:
Assumed	$161,687	$120,397
Ceded	(10,068)	(3,166)
Net	$151,619	$117,231

The following table presents gross, ceded, and net losses and loss adjustment expenses incurred for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
	2024	2023
	in thousands
Gross losses and loss adjustment expenses	$67,742	$48,412
Ceded losses and loss adjustment expenses	(5,386)	—
Net losses and loss adjustment expenses	$62,356	$48,412

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

In 2023, Hagerty Re had quota share agreements with various reinsurers to cede 70% of its physical damage exposure on U.S. accounts written or renewed with TIV equal to or greater than $5.0 million ("High-Net-Worth Accounts"). These High-Net-Worth Accounts are assumed 100% from a wholly owned subsidiary of Markel. Effective January 1, 2024, Hagerty Re is ceding 100% of its High-Net-Worth Accounts physical damage exposure via quota share agreements with various reinsurers. Some of the reinsurers involved in these quota share agreements are related parties. Refer to Note 18 — Related-Party Transactions for additional information.

Hagerty Re receives ceding commissions related to premiums ceded under reinsurance contracts related to High-Net-Worth Accounts. Ceding commissions are recognized ratably over the terms of the related policies, which are generally 12 months, and are recorded within "Ceding commissions, net" in the Company's Condensed Consolidated Statements of Operations. Deferred portions of ceding commissions received are included in "Deferred acquisition costs, net" on the Company's Condensed Consolidated Balance Sheets.

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

10 — Restructuring, Impairment and Related Charges

In the first quarter of 2023, the Board of Directors approved a reduction in force (the "2023 RIF") following a strategic review of business processes as the Company focuses on driving efficiencies in order to achieve growth and profitability goals. As a result, the Company recognized $5.5 million within "Restructuring, impairment and related charges, net" in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2023. These charges consisted of $5.1 million of severance-related costs associated with the 2023 RIF and a $0.4 million impairment charge to write-down the value of certain digital media content assets. As of December 31, 2023, all liabilities associated with the 2023 RIF were settled.

11 — Fair Value Measurements

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

As of March 31, 2024, the Company had one outstanding interest rate swap, which was entered into in December 2020, with an original notional amount of $35.0 million, a fixed swap rate of 0.81%, and maturity in December 2025. The estimated fair value of the interest rate swap is included within either "Other long-term assets" or "Other long-term liabilities" on the Condensed Consolidated Balance Sheets.

The Company designated its outstanding interest rate swap as a cash flow hedge and formally documented the relationship between the interest rate swap and the variable rate borrowings, as well as its risk management objective and strategy for undertaking the hedge transaction. The Company also assessed, at the hedge's inception and will continue to assess on an ongoing basis, whether the interest rate swap was highly effective in offsetting variability in the cash flows of the variable rate borrowings. The hedge is deemed effective, and therefore, the change in fair value is recorded within "Derivative instruments" in the Condensed Consolidated Statements of Comprehensive Income (Loss). In the event the cash flow hedge is no longer deemed effective, such amounts would be reclassified into interest expense, net from "Other comprehensive income (loss)". There were no such reclassifications during the three months ended March 31, 2024 and 2023. The Company does not expect to have a reclassification into earnings within the next 12 months.

As of March 31, 2024 and December 31, 2023, the interest swap was in an asset position and had a fair value of $2.3 million and $2.2 million, respectively.

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

Warrant liabilities

The following table summarizes the Company's outstanding warrants as of March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023

	in thousands
Public Warrants (1)	5,750	5,750
Private Placement Warrants (2)	258	258
Underwriter Warrants (2)	29	29
OTM Warrants (3)	1,300	1,300
PIPE Warrants (2)	12,147	12,147
Total	19,484	19,484

(1)    The Public Warrants may be exercised on a cash only basis and expire in December 2026.
(2)    The Private Placement Warrants, Underwriter Warrants, and PIPE Warrants may be exercised on a cashless basis and expire in December 2026.
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

The following table summarizes the significant inputs used in the valuation model for the Private Placement Warrants as of March 31, 2024:

Inputs	Private Placement Warrants	Underwriter Warrants	OTM Warrants	PIPE Warrants
Exercise price	$11.50	$11.50	$15.00	$11.50
Common stock price	$9.15	$9.15	$9.15	$9.15
Volatility	42.3%	42.3%	42.0%	42.3%
Expected term of the warrants	2.67	2.67	7.68	2.67
Risk-free rate	4.50%	4.50%	4.20%	4.50%
Dividend yield	—%	—%	—%	—%

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

Summary of assets and liabilities measured at fair value

The fair value of the Company's financial assets and liabilities measured at fair value as of March 31, 2024 and 2023, are shown in the tables below:

	Estimated Fair Value as of March 31, 2024
	Total	Level 1	Level 2	Level 3

	in thousands
Financial Assets
Interest rate swaps	$2,271	$—	$2,271	$—
Total	$2,271	$—	$2,271	$—

Financial Liabilities
Public Warrants	$11,212	$11,212	$—	$—
Private Placement Warrants	543	—	—	543
Underwriter Warrants	61	—	—	61
OTM Warrants	4,635	—	—	4,635
PIPE Warrants	23,707	—	—	23,707
Total	$40,158	$11,212	$—	$28,946

	Estimated Fair Value as of December 31, 2023
	Total	Level 1	Level 2	Level 3

	in thousands
Financial Assets
Interest rate swaps	$2,234	$—	$2,234	$—
Total	$2,234	$—	$2,234	$—

Financial Liabilities
Public Warrants	$9,488	$9,488	$—	$—
Private Placement Warrants	476	—	—	476
Underwriter Warrants	53	—	—	53
OTM Warrants	3,981	—	—	3,981
PIPE Warrants	20,020	—	—	20,020
Total	$34,018	$9,488	$—	$24,530

The following table presents a reconciliation of the Company's warrant liabilities that are classified as Level 3 within the fair value hierarchy for the three months ended March 31, 2024 and 2023:

	Private Placement Warrants	Underwriter Warrants	OTM Warrants	PIPE Warrants	Total

	in thousands
Balance at December 31, 2023	$476	$53	$3,981	$20,020	$24,530
Change in fair value of warrant liabilities	67	8	654	3,687	4,416
Balance at March 31, 2024	$543	$61	$4,635	$23,707	$28,946

Balance at December 31, 2022	$673	$75	$4,706	$27,227	$32,681
Change in fair value of warrant liabilities	8	1	(5)	338	342
Balance at March 31, 2023	$681	$76	$4,701	$27,565	$33,023

Fixed Income Investments

The Company has fixed income investments that consist of Canadian Sovereign, Provincial and Municipal fixed income securities held in a trust account to meet the requirements of a third-party insurer in connection with Hagerty Re's reinsurance agreement. These fixed income investments are classified as held-to-maturity because the Company has the intent and ability to hold these investments to maturity. The Company has determined that its fixed income investments are Level 2 within the fair value hierarchy, as these investments are valued using observable inputs such as quoted prices for similar assets at the measurement date. The critical credit quality indicator for the fixed income investments is the credit ratings of the issuer. Management considers all of the fixed income investments currently held by Hagerty Re to be investment grade. The fixed income investments are included within "Other current assets" and "Other long-term assets" on the Condensed Consolidated Balance Sheets.

The following table discloses the fair value and related carrying amount of fixed income investments held within Hagerty Re as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

	in thousands
Short-term	$12,305	$12,202	$10,946	$10,864
Long-term	5,648	5,571	5,526	5,398
Total	$17,953	$17,773	$16,472	$16,262

Each reporting period, management reviews the credit rating of each security to ensure it is considered investment grade. Based on the factors outlined above, as of March 31, 2024, the Company does not expect any credit losses related to the fixed income investments and therefore there is no allowance for credit losses recorded. The Company did not record any gains or losses on these securities during the three months ended March 31, 2024 or 2023.

12 — Long-Term Debt
As of March 31, 2024 and December 31, 2023, "Long-term debt, net" consisted of the following:

		March 31,	December 31,
	Maturity	2024	2023

		in thousands
JPM Credit Facility	October 2026	$36,997	$77,258
BAC Credit Facility	December 2026	29,243	25,782
State Farm Term Loan	September 2033	25,000	25,000
Notes payable	2024-2025	6,464	6,875
Total debt		97,704	134,915
Less: Notes payable, current portion		(5,668)	(3,654)
Less: Unamortized debt issuance costs		(566)	(581)
Total long-term debt, net		$91,470	$130,680

JPM Credit Facility

THG has a credit agreement with JPMorgan Chase Bank, N.A. ("JPM"), as administrative agent, and the other financial institutions party thereto from time to time as lenders, as amended (the "JPM Credit Agreement"). The JPM Credit Agreement provides for a revolving credit facility (the "JPM Credit Facility") with an aggregate borrowing capacity of $230.0 million. The JPM Credit Agreement also provides for an uncommitted incremental facility under which the Company may request one or more increases in the amount of the commitments available under the JPM Credit Facility in an aggregate amount not to exceed $75.0 million. Additionally, the JPM Credit Agreement provides for the issuance of letters of credit of up to $25.0 million and borrowings in the British Pound and Euro of up to $40.0 million in the aggregate. The JPM Credit Agreement matures in October 2026, but may be extended if agreed to by the Company and the lenders party thereto. Any unpaid balance on the JPM Credit Facility is due at maturity.

The JPM Credit Facility accrues interest at the applicable reference rate, primarily Term SOFR, depending on the currency of the borrowing plus an applicable margin determined by the Company's net leverage ratio for the preceding period (as defined in the JPM Credit Agreement). The effective interest rate related to the JPM Credit Facility was 6.81% and 7.16% for the three months ended March 31, 2024 and 2023, respectively.

JPM Credit Facility borrowings are collateralized by assets and equity interests in THG and its consolidated subsidiaries, except for (i) the assets held by the SPEs related to the BAC Credit Facility and (ii) all or a portion of foreign and certain excluded or immaterial subsidiaries.

Under the JPM Credit Agreement, THG is required, among other things, to meet certain financial covenants (as defined in the JPM Credit Agreement), including a fixed charge coverage ratio and a leverage ratio. As of March 31, 2024, the Company was in compliance with the financial covenants under the JPM Credit Agreement.

BAC Credit Facility

In December 2023, BAC and its wholly owned subsidiary BAC Funding 2023-1, LLC, as borrower, entered into a revolving credit facility with a certain lender (the "BAC Credit Agreement"). The BAC Credit Agreement provides for a revolving credit facility (the "BAC Credit Facility"), which has an aggregate borrowing capacity of $75.0 million and is subject to a borrowing base that is determined by a calculation that is primarily based upon a percentage of the carrying value of certain BAC notes receivable. As of March 31, 2024, the applicable borrowing base for the BAC Credit Agreement was $29.2 million.

The revolving borrowing period provided by the BAC Credit Agreement expires on December 21, 2025 and the BAC Credit Agreement matures on December 21, 2026. The revolving borrowing period and the maturity date of the BAC Credit Agreement may be extended by one year if requested by BAC and agreed to by the administrative agent. BAC is not a borrower or guarantor of the BAC Credit Facility.

In connection with the BAC Credit Agreement, BAC and certain of its subsidiaries transfer certain notes receivable originated by BAC and certain of its subsidiaries to wholly owned, bankruptcy remote SPEs to secure the borrowings under the BAC Credit Agreement. These SPEs have the limited purpose of acquiring notes receivable or a certificate representing beneficial ownership interest therein from BAC and certain of its subsidiaries. Assets transferred to each SPE are legally isolated from the Company and its subsidiaries. Further, the assets of each SPE are owned by such SPE and are not available to satisfy the debts or other obligations of the Company or any of its other subsidiaries. BAC continues to service the notes receivable transferred to the SPEs.

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

Under the BAC Credit Agreement, BAC and BAC Funding 2023-1, LLC are required, among other things, to meet certain financial covenants, including the requirement of BAC, as the servicer, to maintain a minimum tangible net worth, minimum liquidity balances, and an indebtedness to tangible net worth ratio. As of March 31, 2024, the Company was in compliance with the financial covenants under the BAC Credit Agreement.

State Farm Term Loan

In September 2023, Hagerty Re entered into an unsecured term loan credit facility with State Farm in the aggregate principal amount of $25.0 million (the "State Farm Term Loan"). The State Farm Term Loan bears interest at a rate of 8.0% per annum and will mature in September 2033. State Farm is a related party to the Company. Refer to Note 18 — Related-Party Transactions for additional information.

Notes Payable

As of March 31, 2024 and December 31, 2023, the Company had outstanding notes payable, which are used to fund certain loans made by BAC in the United Kingdom ("U.K."), totaling $6.5 million and $6.9 million, respectively. The effective interest rates for these notes payable range from 7.0% to 9.8% with repayment due between October 2024 and August 2025. Refer to Note 3 — Notes Receivable for additional information on the lending activities of BAC.

Letters of Credit

As of March 31, 2024, the Company has authorized three letters of credit for a total of $11.1 million for operational purposes related to Hagerty Re's Section 953(d) tax structuring election and lease down payment support.

13 — Convertible Preferred Stock

In June 2023, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with certain accredited investors (the "Investors"), pursuant to which it closed, issued and sold (the "Closing") to the Investors an aggregate of 8,483,561 shares of the Company's newly-designated Series A Convertible Preferred Stock, par value $0.0001 per share, for an aggregate purchase price of $80.0 million, at a per-share purchase price of $9.43 (the "Series A Purchase Price" and the transaction, the "Private Placement").

The Investors include State Farm, Markel, and persons related to Hagerty Holding Corp. ("HHC"). State Farm and Markel are both significant stockholders of the Company, each holding in excess of 5% of the outstanding common stock. McKeel Hagerty is the Company's CEO and the Chairman of the Company's Board of Directors. Mr. Hagerty and Tammy Hagerty may be deemed to control HHC, which is the controlling stockholder of the Company. Prior to and continuing after the Private Placement, each of State Farm and Markel have the right to nominate one director to the Company’s Board of Directors and HHC has the right to nominate two directors to the Company’s Board of Directors. Refer to Note 14 — Stockholders' Equity and Note 18 — Related-Party Transactions for additional information.

The net proceeds from the Private Placement, after deducting issuance costs of approximately $0.8 million, were $79.2 million, which was recorded within Temporary Equity on the Company's Condensed Consolidated Balance Sheets. The Company is using the net proceeds from the Private Placement for general corporate purposes.

As of March 31, 2024, the estimated redemption value of the Series A Convertible Preferred Stock was $123.4 million, which represents the maximum cash payment, including cumulative dividends, that would be required to be paid if the Optional Term Redemption provision in the Certificate of Designations, as summarized below, is exercised as of the earliest possible redemption date of June 23, 2028. The decision to redeem the Series A Convertible Preferred Stock for cash is made at the discretion of the Company; however, the Company is controlled by HHC through its voting control of the Company. Accordingly, the redemption of the Series A Convertible Preferred Stock is considered outside the control of the Company and, as a result, the Series A Convertible Preferred Stock is recorded within Temporary Equity on the Company's Condensed Consolidated Balance Sheets.

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

As of March 31, 2024, no shares of Series A Convertible Preferred Stock have been converted and the outstanding Series A Convertible Preferred Stock was convertible into 6,785,410 shares of Class A Common Stock.

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

14 — Stockholders' Equity

Class A Common Stock — Hagerty is authorized to issue 500,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. Holders of Class A Common Stock are entitled to one vote for each share. As of March 31, 2024 and December 31, 2023, there were 84,655,539 and 84,588,536 shares of Class A Common Stock issued and outstanding, respectively.

Class V Common Stock — Hagerty is authorized to issue 300,000,000 shares of Class V Common Stock with a par value of $0.0001 per share. Class V Common Stock represents voting, non-economic interests in Hagerty. Holders of Class V Common Stock are entitled to 10 votes for each share. In connection with the business combination that formed Hagerty, Inc. in 2021, Hagerty issued shares of Class V Common Stock to HHC and Markel (together, the "Legacy Unit Holders") along with an equivalent number of THG units, as discussed below. Each share of Class V Common Stock, together with the corresponding unit of THG, is exchangeable for one share of Class A Common Stock. As of March 31, 2024 and December 31, 2023, there were 251,033,906 shares of Class V Common Stock issued and outstanding.

Preferred Stock — Hagerty is authorized to issue 20,000,000 shares of Preferred Stock with a par value of $0.0001 per share. Hagerty's Board of Directors has the authority to issue shares of Preferred Stock with such designations, voting and other rights and preferences as may be determined from time to time.

In June 2023, the Company issued 8,483,561 shares of the Company’s newly-designated Series A Convertible Preferred Stock, par value $0.0001 per share, for an aggregate purchase price of $80.0 million, at a per-share purchase price of $9.43. As of March 31, 2024 and December 31, 2023, there were 8,483,561 shares of Preferred Stock issued and outstanding. Refer to Note 13 — Convertible Preferred Stock for additional information.

Non-controlling Interests — Hagerty, Inc. is the sole managing member of THG and, as a result, consolidates the financial statements of THG into its Condensed Consolidated Financial Statements. Hagerty, Inc. reports a non-controlling interest representing the economic interest in THG held by other unit holders of THG. Each THG unit and, if applicable, the associated share of Class V Common Stock, is exchangeable for one share of Class A Common Stock.

The following table summarizes the ownership of THG units as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
	Units Owned	Ownership Percentage	Units Owned	Ownership Percentage
THG units held by Hagerty, Inc.	84,655,539	24.9%	84,588,536	24.9%
THG units held by other unit holders	255,499,164	75.1%	255,499,164	75.1%
Total	340,154,703	100.0%	340,087,700	100.0%

In connection with the Private Placement, the Fourth Amended and Restated Limited Liability Company Agreement of THG was amended and restated in the form of a Fifth Amended and Restated Limited Liability Company Agreement, to, among other things, create a new series of preferred units within THG ("THG Preferred Units"), which are all held by Hagerty, Inc., to parallel the Series A Convertible Preferred Stock. THG Preferred Units are recorded on the standalone unconsolidated financial statements of THG at their estimated redemption value, which represents the maximum cash payment, including cumulative dividends, that would be required to be paid to Hagerty, Inc. upon a Term Redemption of the Series A Convertible Preferred Stock. Amounts recognized to accrete the THG Preferred Units to their estimated redemption value are treated as a deemed dividend due to Hagerty, Inc. The amount of this deemed dividend is attributed entirely to Hagerty, Inc. prior to allocating the remainder of THG's net income between controlling and non-controlling interests. Refer to Note 13 — Convertible Preferred Stock for additional information on the Private Placement and the Series A Convertible Preferred Stock.

At the end of each reporting period, THG equity attributable to Hagerty, Inc. and the non-controlling unit holders, respectively, is reallocated to reflect their current ownership in THG.

15 — Earnings (Loss) Per Share

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

The Company's potentially dilutive securities consist of (i) unexercised warrants, unvested share-based compensation awards, and shares issuable under the employee stock purchase plan, with the dilutive effect calculated using the Treasury Stock Method, and (ii) non-controlling interest units of THG and Series A Convertible Preferred Stock, with the dilutive effect calculated using the more dilutive of the If-Converted Method and the Two-Class Method.

The following table summarizes the basic and diluted earnings per share calculations for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
	2024	2023

	in thousands (except per share amounts)
Earnings (Loss) Per Share of Class A Common Stock, Basic
Net income (loss) available to Class A Common Stockholders	$(3,189)	$(2,099)
Weighted average shares of Class A Common Stock outstanding	84,656	83,227
Net income (loss) per share of Class A Common Stock, basic	$(0.04)	$(0.03)

Earnings (Loss) Per Share of Class A Common Stock, Diluted
Net income (loss) available to Class A Common Stockholders	$(3,189)	$(2,099)
Weighted average shares of Class A Common Stock outstanding	84,656	83,227
Net income (loss) per share of Class A Common Stock, Diluted	$(0.04)	$(0.03)

Net Income (Loss) Available to Class A Common Stockholders
Net income (loss)	$8,199	$(15,025)
Net (income) loss attributable to non-controlling interest	(9,550)	12,926
Accretion of Series A Convertible Preferred Stock	(1,838)	—
Undistributed earnings allocated to Series A Convertible Preferred Stock	—	—
Net income (loss) available to Class A Common Stockholders, Basic	(3,189)	(2,099)
Undistributed earnings allocated to Series A Convertible Preferred Stock	—	—
Adjustment for potentially dilutive units of The Hagerty Group	—	—
Adjustment for potentially dilutive Series A Convertible Preferred Stock	—	—
Adjustment for potentially dilutive share-based compensation awards	—	—
Adjustment for potentially dilutive warrant liabilities	—	—
Net income (loss) available to Class A Common Stockholders, Diluted	$(3,189)	$(2,099)

Weighted Average Shares of Class A Common Stock Outstanding
Weighted average shares of Class A Common Stock outstanding, Basic	84,656	83,227
Adjustment for potentially dilutive units of The Hagerty Group	—	—
Adjustment for potentially dilutive Series A Convertible Preferred Stock	—	—
Adjustment for potentially dilutive share-based compensation awards	—	—
Adjustment for potentially dilutive warrants	—	—
Weighted average shares of Class A Common Stock outstanding, Diluted	84,656	83,227

The following table summarizes the weighted average potential shares of Class A Common Stock excluded from diluted earnings (loss) per share of Class A Common Stock as their effect would be anti-dilutive:

	Three months ended March 31,
	2024	2023

	in thousands
THG units	255,499	255,640
Series A Convertible Preferred Stock	6,785	—
Unvested shares associated with share-based compensation awards	8,283	7,016
Warrants	19,484	19,484
Total	290,051	282,140

16 — Share-Based Compensation

The Company's 2021 Stock Incentive Plan provides for the issuance of up to approximately 38.3 million shares of Class A Common Stock to employees and non-employee directors. The 2021 Stock Incentive Plan allows for the issuance of incentive stock options, non-qualified stock options, restricted stock awards, stock appreciation rights, restricted stock units and performance restricted stock units. As of March 31, 2024, there were approximately 29.0 million shares available for future grants under the 2021 Stock Incentive Plan.

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

The following table summarizes share-based compensation expense recognized during the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
	2024	2023

	in thousands
Restricted stock units	$3,828	$3,233
Performance restricted stock units	715	715
Employee stock purchase plan	—	165
Total share-based compensation expense	$4,543	$4,113

Restricted Stock Units

RSU grants typically vest over a two to five-year period. The grant date fair value is determined based on the closing market price of the Class A Common Stock on the business day prior to the grant date. The total fair value of RSUs that vested during the three months ended March 31, 2024 and 2023 was $0.7 million and $0.2 million, respectively. The weighted average grant date fair value of RSUs granted during the three months ended March 31, 2024 was $7.80. There were no RSUs granted during the three months ended March 31, 2023.

The tax impact related to vested RSUs for the three months ended March 31, 2024 and 2023 was not material to the Company's Condensed Consolidated Financial Statements due to the full valuation allowance on the deferred tax asset for the investment in the assets of THG.

Unrecognized compensation expense related to RSUs as of March 31, 2024 was $27.4 million, which the Company expects to recognize over a weighted average period of 3.38 years.

The following table provides a summary of the RSU activity during the three months ended March 31, 2024:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2023	4,678,032	$9.88
Granted	12,820	7.80
Vested	(67,003)	10.61
Forfeited	(74,709)	9.45
Unvested balance as of March 31, 2024	4,549,140	$9.87

Performance Restricted Stock Units

Market Condition Award

In April 2022, the CEO was granted 3,707,136 performance-based RSUs ("PRSUs"), which provide him the opportunity to receive up to 3,707,136 shares of Class A Common Stock. The award had a grant date fair value of approximately $19.2 million, which was estimated using a Monte Carlo simulation model. The PRSUs have both market-based and service-based vesting conditions. Shares of Class A Common Stock issuable under this award can be earned based on the achievement of the following stock price targets: (i) 25% of the shares can be earned when the stock price of the Class A Common Stock exceeds $20.00 per share for 60 consecutive days, (ii) 25% of the shares can be earned when the stock price of the Class A Common Stock exceeds $25.00 per share for 60 consecutive days, and (iii) 50% of the shares can be earned when the stock price of the Class A Common Stock exceeds $30.00 per share for 60 consecutive days. These market-based conditions must be met in order for these performance-based RSUs to vest, and it is therefore possible that no shares will ultimately vest. If the market-based conditions are met, shares of Class A Common Stock earned will vest over the earlier of three years after achievement of the stock price target or the end of the seven-year performance period. The Company will recognize the entire $19.2 million of compensation expense for this award over the requisite service period, regardless of whether such market-based conditions are met. As of March 31, 2024, no PRSUs granted under this plan had vested.

The following table summarizes the assumptions and related information used to determine the grant-date fair value of PRSUs awarded in April 2022:

Inputs	Performance Restricted Stock Units
Weighted average grant-date fair value per share	$5.19
Expected stock volatility	35%
Expected term (in years)	7.0
Risk-free interest rate	2.5%
Dividend yield	—%

Performance Condition Awards

On March 29, 2024, the Talent, Culture, and Compensation Committee (the "Compensation Committee") of the Board of Directors adopted a new form of Performance Restricted Stock Unit Award Agreement (the "2024 PRSU Agreement") to be used for awards of PRSUs to certain employees under the Company's 2021 Stock Incentive Plan.

PRSUs granted under the 2024 PRSU Agreement will be eligible to vest subject to the satisfaction of both performance-based and time-based vesting conditions. The performance-based vesting condition will be satisfied contingent upon the Company's level of performance over the designated performance period (the "Performance Period") as measured against the target performance goals for the Performance Period (the "Performance Target"), each as determined by the Compensation Committee. Following the end of the Performance Period, the Compensation Committee will determine the applicable attained performance levels with payout percentages ranging from 35% to 200% (each, a "Payout Percentage") of the target number of PRSUs awarded. In the event of a Change in Control (as defined in the 2024 PRSU Agreement) before the end of a scheduled Performance Period, the Compensation Committee retains discretion to end the Performance Period early and measure performance levels as of a revised measurement date.

When both the time-based and performance-based vesting conditions are satisfied, the PRSU holder will be entitled to receive that number of shares of the Company's Class A Common Stock, if any, determined by multiplying the aggregate number of PRSUs subject to the applicable PRSU Agreement by the applicable Payout Percentage that corresponds to the level of achievement of the performance goals pursuant to the payout formula approved by the Compensation Committee.

The amount of compensation expense recognized for PRSUs issued under the 2024 PRSU Agreement will be dependent upon management's assessment of the likelihood of achieving the applicable payout levels. If, as a result of management's assessment, it is projected that a greater number of PRSUs will vest than previously anticipated, a life-to-date adjustment to increase compensation expense is recorded in the period such determination is made. Conversely, if, as a result of management's assessment, it is projected that a lower number of PRSUs will vest than previously anticipated, a life-to-date adjustment to decrease compensation expense is recorded in the period such determination is made.

As of March 31, 2024, no PRSUs had been issued under the 2024 PRSU Agreement.

Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (the "ESPP") allows substantially all of the Company's employees to purchase shares of Class A Common Stock. The ESPP allows purchases of Class A Common Stock to be made at a discount of up to 15% and for the purchase price to occur at the lesser of the fair market value of the Class A Common Stock on (i) the offering date and (ii) the applicable purchase date. The Company's two previous offering periods offered discounts of 10% and 5%. Employees are allowed to terminate their participation in the ESPP at any time during the purchase period prior to the purchase of shares. As of March 31, 2024, 197,819 shares had been purchased under the ESPP and there were approximately 11.3 million shares available for future purchases.

17 — Taxation

United States — With the exception of certain U.S. corporate and foreign subsidiaries, THG is taxed as a pass-through ownership structure under provisions of the Internal Revenue Code ("IRC") and a similar section of state income tax law. As such, any taxable income or loss generated by THG is passed through to and included in the taxable income or loss of THG unit holders, including Hagerty, Inc. Hagerty, Inc. is taxed as a corporation under the IRC and pays corporate, federal, state, and local taxes with respect to income allocated from THG. Hagerty, Inc., Hagerty Re, Broad Arrow, Hagerty Radwood, Inc., and various foreign subsidiaries are treated as taxable entities and income taxes are provided where applicable.

The Company has a TRA with the Legacy Unit Holders that requires the Company to pay 85% of the tax savings that are realized as a result of increases in the tax basis in THG's assets as a result of an exchange of THG units and Class V Common Stock for Class A Common Stock or cash. See "Tax Receivable Agreement Liability" below for additional information.

Canada — Hagerty's Canadian entities are taxed as non-resident corporations and subject to income tax in Canada under provisions of the Canadian Revenue Agency.

United Kingdom — Hagerty's U.K. entities are taxed as corporations and subject to income tax in the U.K. under provisions of HM Revenue & Customs.

Bermuda — Hagerty Re made an irrevocable election under Section 953(d) of the U.S. IRC, as amended, to be taxed as a U.S. domestic corporation. As a result, Hagerty Re is subject to U.S. taxation on its world-wide income as if it were a U.S. corporation. In accordance with an agreement between Hagerty Re and the Internal Revenue Service ("IRS'), Hagerty Re established an irrevocable letter of credit with the IRS in 2021.

Tax Legislation — The Organisation for Economic Co-operation and Development has a framework to implement a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as "Pillar 2"), with certain aspects of Pillar 2 effective January 1, 2024 and other aspects effective January 1, 2025. While its uncertain whether the U.S. will enact legislation to adopt Pillar 2, certain countries in which the Company operates have adopted legislation, and other countries are in the process of introducing legislation to implement Pillar 2. The Company is still assessing the impact of Pillar 2.

Income Tax Expense (Benefit) — Income tax expense (benefit) reflected in the Condensed Consolidated Financial Statements differs from the tax computed by applying the statutory U.S. federal rate of 21% to "Income (loss) before income tax expense" as follows:

	Three months ended March 31,
	2024		2023

	in thousands (except percentages)
Income tax expense (benefit) at statutory rate	$2,799	21%	$(2,385)	21%
State taxes	23	—%	(62)	1%
Loss not subject to entity-level taxes	35	—%	4,374	(39)%
Foreign rate differential	(223)	(2)%	(214)	2%
Change in valuation allowance	1,002	8%	1,566	(14)%
Change in fair value of warrant liabilities	1,290	10%	108	(1)%
Permanent items	208	2%	281	(2)%
Other, net	(5)	—%	—	—%
Income tax expense	$5,129	39%	$3,668	(32)%

Deferred Tax Assets — As of March 31, 2024 and December 31, 2023, the Company has deferred tax assets of $144.0 million and $146.0 million, respectively, related to the difference between the outside tax basis and book basis of its investment in the assets of THG. The Company's deferred tax assets are reduced by a valuation allowance when management believes it is more likely than not that some, or all, of the deferred tax assets will not be realized. After considering all positive and negative evidence of taxable income in the carryback and carryforward periods, as permitted by law, the Company believes it is more likely than not that certain deferred tax assets, including the deferred tax asset for the investment in the assets of THG, will not be realized. As a result, the Company has recorded a valuation allowance of $169.2 million and $169.6 million against its deferred tax assets as of March 31, 2024 and December 31, 2023, respectively. In the event that management subsequently determines that it is more likely than not that the Company will realize its deferred tax assets in the future over the recorded amount, a decrease to the valuation allowance will be made, which will reduce the provision for income taxes.

Tax Examinations — The Company is subject to taxation and files income tax returns in the U.S. federal jurisdiction, as well as many state and foreign jurisdictions. As of March 31, 2024, tax years 2020 to 2023 are subject to examination by various tax authorities. With few exceptions, as of March 31, 2024, the Company is no longer subject to U.S. federal, state, local or foreign examinations for years before 2020. THG is currently under audit by the IRS for the 2021 tax year.

The Canadian Revenue Agency examination of the Company for the 2018 tax year was closed as of March 31, 2024 with no changes to previously filed tax returns.

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

As of March 31, 2024 and 2023, the Company did not have any unrecognized tax benefits and had no material accrued interest or penalties related to uncertain tax positions. If recorded, interest and penalties would be recorded within "Income tax expense" in the Condensed Consolidated Statements of Operations.

Tax Receivable Agreement Liability — The TRA provides for payment to the Legacy Unit Holders of 85% of the U.S. federal, state and local income tax savings realized by Hagerty, Inc. as a result of the increases in tax basis and certain other tax benefits as outlined in the Business Combination Agreement (provided as Exhibit 2.1, incorporated by reference within Item 6. Exhibits, in this Quarterly Report on Form 10-Q) upon the exchange of THG units and Hagerty, Inc. Class V Common Stock for Hagerty, Inc. Class A Common Stock or cash. THG made an election under Section 754 of the IRC with the filing of its 2019 income tax return, which cannot be revoked without the permission of the IRS Commissioner and will be in place for any future exchange of THG units. The remaining 15% cash tax savings resulting from the basis adjustments will be retained by Hagerty, Inc.

The amount and timing of any payments under the TRA will vary depending on a number of factors, including, but not limited to, the increase in tax basis of THG's assets, the timing of any future redemptions, exchanges or purchases of THG units held by Legacy Unit Holders, the price of Hagerty, Inc. Class A Common Stock at the time of the purchase, redemption, or exchange, the extent to which redemptions or exchanges are taxable, the amount and timing of the taxable income that Hagerty, Inc. generates in the future, the tax rates then applicable and the portion of the payments under the TRA constituting imputed interest. The estimated value of the TRA recorded by the Company within "Other long-term liabilities" on the Condensed Consolidated Balance Sheets was $0.6 million as of March 31, 2024 and December 31, 2023, which was limited by the ability to currently utilize tax benefits.

In general, cash tax savings result in a year when the tax liability of Hagerty, Inc. for the year, computed without regard to the deductions attributable to the amortization of the basis increase and other deductions that arise in connection with the payment of the cash consideration under the TRA or the exchange of THG units and Hagerty, Inc. Class V Common Stock for Hagerty, Inc. Class A Common Stock, would be more than the tax liability for the year taking into account such deductions. Payments under the TRA will not be due until the Company produces taxable income and the resulting cash tax liability is reduced by deducting the amortization of the basis increase on a filed tax return. The payments under the TRA are expected to be substantial.

18 — Related-Party Transactions

As of March 31, 2024, Markel and State Farm had the following equity interests in Hagerty and as a result, are considered related parties:

	Markel		State Farm
Equity Interest	Shares/Units	Percentage of total outstanding (1)	Shares/Units	Percentage of total outstanding (1)
Hagerty, Inc. Class A Common Stock	3,000,000	3.5%	50,000,000	59.1%
Hagerty, Inc. Class V Common Stock	75,000,000	29.9%	—	—%
Hagerty, Inc. Series A Convertible Preferred Stock	1,590,668	18.8%	5,302,226	62.5%
THG units	75,000,000	22.0%	—	—%

Controlling Interest	3,000,000	3.5%	50,000,000	59.1%
Non-controlling Interest	75,000,000	29.4%	—	—

(1)    The percentages reflected represent only the ownership of the specific security identified in each row, and are not reflective of the total economic ownership in Hagerty. Further, these percentages do not reflect any ownership of warrants.

Refer to Note 14 — Stockholders' Equity and Note 13 — Convertible Preferred Stock for a description of each equity interest in the table above.

State Farm

Alliance Agreement

Hagerty has a 10-year master alliance agreement with State Farm under which State Farm's customers, through State Farm agents, are able to access Hagerty's features and services. This program began issuing policies in four initial states in September 2023. Under this agreement, State Farm paid Hagerty an advanced commission of $20.0 million, which is being recognized as "Commission and fee revenue" within the Condensed Consolidated Statements of Operations over the life of the arrangement.

In conjunction with the master alliance agreement, the Company also entered into a managing general underwriter agreement whereby the State Farm Classic+ policy is offered through State Farm Classic Insurance Company, a wholly owned subsidiary of State Farm. The State Farm Classic+ policy is available to new and existing State Farm customers through their agents on a state-by-state basis. Hagerty is paid a commission under the managing general underwriter agreement and ancillary agreements for each policy issued in the State Farm Classic+ program. Additionally, the Company has the opportunity to offer HDC membership to State Farm Classic+ customers which provides Hagerty an additional revenue opportunity. Commission revenue associated with the State Farm Classic+ policies was not material for the three months ended March 31, 2024.

Reinsurance Agreement

Hagerty Re has a quota share agreement to cede 50% of the risk assumed from a subsidiary of Markel in relation to High-Net-Worth Accounts to Oglesby Reinsurance Company, a wholly owned subsidiary of State Farm. Refer to Note 9 — Reinsurance for additional information on the Company's reinsurance programs.

The following tables summarize all balances related to the risk ceded by Hagerty Re to State Farm subsidiaries:

	March 31,	December 31,
	2024	2023

Assets:	in thousands
Commissions receivable	$2,316	$1,963
Deferred acquisition costs, net (1)	(4,159)	(3,898)
Other current assets	12,415	9,268
Total assets	$10,572	$7,333
Liabilities:
Accounts payable, accrued expenses and other current liabilities	$4,454	$3,775
Total liabilities	$4,454	$3,775

(1)    Represents unearned ceding commission received from State Farm subsidiaries.

	Three Months Ended March 31,
	2024	2023

Revenue:	in thousands
Earned premium (1)	$(3,953)	$—
Expenses:
Ceding commission, net (2)	$(2,055)	$—
Losses and loss adjustment expenses (3)	(2,791)	—
Total expenses	$(4,846)	$—

(1)    Represents premiums ceded to State Farm subsidiaries, which are accounted for as a reduction to "Earned premium".
(2)    Represents commissions from State Farm subsidiaries related to ceded reinsurance, which are accounted for as a reduction to "Ceding commissions, net".
(3)    Represents loss recoveries associated with reinsurance ceded to State Farm subsidiaries, which are accounted for as a reduction to "Losses and loss adjustment expenses".

State Farm Term Loan

In September 2023, Hagerty Re entered into an unsecured term loan facility with State Farm in an aggregate principal amount of $25.0 million and an interest rate of 8.0% per annum. The State Farm Term Loan will mature in September 2033. Refer to Note 12 — Long-Term Debt for additional information.

Markel

Alliance Agreement

The Company and Markel have an alliance agreement (the "Markel Alliance Agreement") and associated agency agreement pursuant to which policies sold by Hagerty's U.S. MGAs are underwritten by Essentia Insurance Company ("Essentia") and reinsured with Evanston Insurance Company ("Evanston"), both of which are wholly owned subsidiaries of Markel.

The following tables provide information related to Markel-affiliated Due to insurer liabilities and Commission revenue associated with the Markel Alliance Agreement:

	March 31,	December 31,
	2024	2023

	in thousands (except percentages)
Due to insurer	$91,875	$75,922
Percent of total	94%	95%

	Three months ended March 31,
	2024	2023

	in thousands (except percentages)
Commission revenue	$83,669	$71,639
Percent of total	95%	97%

Reinsurance Agreement

For the three months ended March 31, 2024 and 2023, under a quota share agreement with Evanston, Hagerty Re assumed approximately 80% of the risks written through the Company’s U.S. MGAs. Effective January 1, 2023, the quota share agreement with Evanston was amended to increase Hagerty Re's participation on High-Net-Worth Accounts from 80% to 100%. Refer to Note 9 — Reinsurance for additional information on the Company's reinsurance programs.

The following tables summarize all balances related to the Company's reinsurance business with Markel subsidiaries:

	March 31,	December 31,
	2024	2023

Assets:	in thousands
Premiums receivable	$154,680	$134,376
Commissions receivable	562	630
Deferred acquisition costs, net	140,923	141,880
Other current assets	2,435	1,915
Total assets	$298,600	$278,801
Liabilities:
Accounts payable, accrued expenses and other current liabilities	$891	$1,553
Losses payable and provision for unpaid losses and loss adjustment expenses	194,947	189,520
Commissions payable	70,050	107,286
Unearned premiums	305,258	307,504
Total liabilities	$571,146	$605,863

	Three months ended March 31,
	2024	2023

Revenue:	in thousands
Earned premium	$156,120	$113,362
Expenses:
Ceding commission, net	$72,363	$53,758
Losses and loss adjustment expenses	65,155	46,655
Total expenses	$137,518	$100,413

Pursuant to the terms of the quota share agreement with Evanston, Hagerty Re maintains funds in trust for the benefit of Evanston. These funds are included within "Restricted cash and cash equivalents" in the Company's Condensed Consolidated Balance Sheets. The balance held in trust for the benefit of Evanston was $470.0 million and $517.2 million as of March 31, 2024 and December 31, 2023, respectively.

Other Related Party Transactions

From time-to-time, in the ordinary course of business, related parties, such as members of the Board of Directors and management, purchase insurance policies from the Company, receive payments on claims required by the Company's insurance policies, and buy and sell collector cars through Marketplace auctions or in private transactions.

19 — Commitments and Contingencies

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

Litigation — From time to time, the Company is involved in various claims and legal actions that arise in the ordinary course of business. Management is required to assess the likelihood of any adverse judgments or outcomes related to these legal contingencies, as well as potential ranges of probable or reasonably possible losses. The determination of the amount of any losses to be recorded or disclosed as a result of these contingencies is based on a careful analysis of each individual exposure with, in some cases, the assistance of outside legal counsel. The amount of losses recorded or disclosed for such contingencies may change in the future due to new developments in each matter or a change in legal or settlement strategy. While the impact of any one or more legal claims or proceedings could be material to the Company's operating results in any period, management does not believe that the outcome of any of these pending claims or proceedings (including the data security incident discussed below), individually or in the aggregate, will have a material adverse effect on the Company's consolidated financial condition, results of operations or liquidity.

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

20 — Subsequent Events

Management has evaluated subsequent events through May 7, 2024, which is the date these Condensed Consolidated Financial Statements were issued and no material subsequent events were identified that are required to be reported.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Annual Report and our Condensed Consolidated Financial Statements and related Notes included in Item 1 of Part I of this Quarterly Report. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Please refer to the section in this Quarterly Report entitled "Cautionary Note Regarding Forward-Looking Statements".

Overview

We are a market leader in providing insurance for classic cars and enthusiast vehicles. Through our insurance model, we act as a Managing General Agent ("MGA") by underwriting, selling, and servicing classic car and enthusiast vehicle insurance policies. Then, due to our consistent track record of delivering strong underwriting results, we reinsure a large portion of the risks written by our MGA subsidiaries through our wholly owned subsidiary, Hagerty Reinsurance Limited ("Hagerty Re"). In addition, we offer Hagerty Drivers Club ("HDC") memberships, which can be bundled with our insurance policies and give subscribers access to an array of products and services, including Hagerty Drivers Club Magazine, automotive enthusiast events, our proprietary vehicle valuation tool, emergency roadside assistance, and special vehicle-related discounts. Lastly, to complement our insurance and membership offerings, we also offer Hagerty Marketplace ("Marketplace"), where car enthusiasts can buy, sell, and finance collector cars. Through these offerings, our goal is to be the world's most trusted and preferred brand for enthusiasts to protect, buy and sell, and enjoy the special cars that are their passion.

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

	Three months ended March 31,
	2024	2023
Operational Metrics
Total Written Premium (in thousands) (1)	$218,286	$182,850
Loss Ratio (2)	41.1%	41.3%
New Business Count — Insurance (3)	59,286	51,762

GAAP Measures
Total Revenue (in thousands)	$271,708	$218,352
Operating Income (Loss) (in thousands)	$12,224	$(16,489)
Net Income (Loss) (in thousands)	$8,199	$(15,025)
Basic Earnings (Loss) Per Share	$(0.04)	$(0.03)
Diluted Earnings (Loss) Per Share	$(0.04)	$(0.03)

Non-GAAP Financial Measures
Adjusted EBITDA (in thousands) (4)	$27,327	$6,705
Adjusted Earnings (Loss) Per Share (4)	$0.04	$(0.04)

	March 31,	December 31,
	2024	2023
Operational Metrics
Policies in Force (5)	1,420,660	1,401,037
Policies in Force Retention (6)	88.7%	88.7%
Vehicles in Force (7)	2,411,360	2,378,883
HDC Paid Member Count (8)	830,839	815,007
Net Promoter Score (9)	82	82

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
(9)    Hagerty uses Net Promoter Score ("NPS") as an important measure of the overall strength of our relationship with insurance policyholders and paid HDC subscribers (collectively referred to herein as "Members"). NPS is measured twice annually through a web-based survey sent by email invitation to a random sample of existing Members, which currently excludes customers in our new Marketplace business, and is reported annually using an average of the two surveys. Often referred to as a barometer of brand loyalty and engagement, NPS is well-known in our industry as a strong indicator of growth and retention.

Components of Our Results of Operations

Revenue

Commission and fee revenue

We generate commission and fee revenue through our MGA subsidiaries primarily from the underwriting, sale, and servicing of classic car and enthusiast vehicle insurance policies on behalf of our insurance carrier partners. Commissions are earned for both new and renewed policies. In addition, under the terms of certain of our contracts with insurance carriers, we have the opportunity to earn a contingent underwriting commission ("CUC") based on written or earned premium and the loss ratio results of the insurance book of business.

Historically, our MGA subsidiaries have earned, on average, a base commission of approximately 32% of written premium, as well as a CUC of up to 10%. In December 2023, our alliance agreement and associated agency agreement with Markel Group, Inc. ("Markel"), which generates approximately 95% of our total commission revenue, was amended to increase the base commission rate to 37% and to adjust the contingent commission to range from -5% to a maximum of +5% of annual written premium, with 80% of the expected CUC being paid monthly, beginning in the first quarter of 2024.

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

Marketplace earns fee-based revenue primarily from the sale of collector cars through live auctions, time-based online auctions, and brokered private sales. In addition, Marketplace earns revenue from financing provided to qualified collectors and businesses secured by collector cars. Fee-based revenue earned by Marketplace is recognized when the underlying sale is completed. Finance revenue is recognized when earned based on the amount of the outstanding loan, the applicable interest rate on the loan, and the length of time the loan was outstanding during the period.

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

Ceding commissions, net

Ceding commissions, net represents the commissions paid by Hagerty Re to insurance carrier partners for the risk assumed under the quota share agreements with those carriers. These commissions represent Hagerty Re's pro-rata share of the carrier's costs including (i) policy acquisition costs, which primarily consists of the commissions earned by our MGA subsidiaries, (ii) general and administrative costs, and (iii) other costs. Ceding commissions paid is recorded net of commissions received by Hagerty Re related to ceded reinsurance premiums. Ceding commissions, net is recognized ratably over the term of the related reinsured policies, which is generally 12 months.

Losses and loss adjustment expenses

Losses and loss adjustment expenses represent our best estimate of the losses related to the risk assumed by Hagerty Re. Losses consist of claims paid, case reserves, and incurred but not reported costs, which are recorded net of estimated recoveries from reinsurance, salvage and subrogation. Loss adjustment expenses consist of the cost associated with the investigation and settlement of claims. The estimates utilized in determining the amount of losses and loss adjustment expenses recorded in a period are based on statistical analysis performed by our internal and external actuarial team. Reserves are reviewed regularly and adjusted, as necessary, to reflect our estimate of the ultimate cost of settlement.

Sales expense

Sales expense includes costs related to the sale and servicing of insurance policies, as well as costs related to our Membership and Marketplace offerings, such as broker expense, cost of sales, promotion expense, and travel and entertainment expenses. Broker expense is the compensation paid to our agent partners and national broker partners when an insurance policy is written through a broker relationship. Broker expense generally tracks with written premium growth. Cost of sales includes payment processing fees, emergency roadside service costs, postage and other variable costs associated with the sale and servicing of a policy. Cost of sales also includes the cost of vehicles held in inventory and sold through Marketplace, as well as interest expense and borrowing costs associated with the Broad Arrow Capital LLC ("BAC") credit facility ("BAC Credit Facility"). Promotion expense includes various costs related to branding, events, advertising, marketing, and customer acquisition. Sales expenses, in general, are expensed as incurred and will trend with revenue growth.

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

Other Items

Change in fair value of warrant liabilities

Our warrants are accounted for as liabilities and are measured at fair value each reporting period, with changes in fair value recognized as non-operating income (expense) in our Condensed Consolidated Statements of Operations. In general, under the fair value accounting model, in periods when our stock price increases, the warrant liability increases, and we recognize additional expense. In periods when our stock price decreases, the warrant liability decreases, and we recognize additional income.

Interest and other income (expense)

Interest and other income (expense) primarily includes interest income related to our cash balances and interest expense related to outstanding borrowings, as well as changes in the value of the liability related to our Tax Receivable Agreement ("TRA") with Hagerty Holding Corp. ("HHC") and Markel. Refer to Note 17 — Taxation in Item 1 of Part I of this Quarterly Report for additional information related to the TRA.

Income tax expense

The Hagerty Group, LLC ("THG") is taxed as a pass-through ownership structure under provisions of the Internal Revenue Code ("IRC") and a similar section of state income tax law, except certain United States ("U.S.") corporate subsidiaries and foreign subsidiaries. Any taxable income or loss generated by THG is passed through to and included in the taxable income or loss of all holders of THG units, including Hagerty, Inc. Hagerty, Inc. is taxed as a corporation and pays corporate federal, state, and local taxes with respect to income allocated from THG.

Results of Operations for the Years Ended March 31, 2024 and 2023

The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023, and the dollar and percentage change between the two periods:

	Three months ended March 31,
	2024	2023	$ Change	% Change

REVENUE:	in thousands (except percentages)
Commission and fee revenue	$88,840	$74,612	$14,228	19.1%
Earned premium	151,619	117,231	34,388	29.3%
Membership, marketplace and other revenue	31,249	26,509	4,740	17.9%
Total revenue	271,708	218,352	53,356	24.4%
OPERATING EXPENSES:
Salaries and benefits	56,116	55,232	884	1.6%
Ceding commissions, net	70,930	55,425	15,505	28.0%
Losses and loss adjustment expenses	62,356	48,412	13,944	28.8%
Sales expense	39,660	35,113	4,547	12.9%
General and administrative services	19,862	21,381	(1,519)	(7.1)%
Depreciation and amortization	10,560	13,743	(3,183)	(23.2)%
Restructuring, impairment and related charges, net	—	5,535	(5,535)	N/M
Total operating expenses	259,484	234,841	24,643	10.5%
OPERATING INCOME (LOSS)	12,224	(16,489)	28,713	174.1%
Change in fair value of warrant liabilities	(6,140)	(515)	(5,625)	N/M
Interest and other income (expense)	7,244	5,647	1,597	28.3%
INCOME (LOSS) BEFORE INCOME TAX EXPENSE	13,328	(11,357)	24,685	N/M
Income tax expense	(5,129)	(3,668)	(1,461)	(39.8)%
NET INCOME (LOSS)	$8,199	$(15,025)	$23,224	154.6%

N/M = Not meaningful

Revenue

Commission and fee revenue

Commission and fee revenue was $88.8 million for the three months ended March 31, 2024, an increase of $14.2 million, or 19.1%, compared to 2023, consisting of increases of $10.9 million related to renewal policies and $3.3 million related to new policies.

The increase in revenue from renewal policies was primarily related to an increase of 19.2% in underlying policy premiums, as well as continued strong policy retention. The increase in renewal policy premiums reflects sustained year-over-year growth in PIF and changes in our mix of business by vehicle type and value. In addition, there were rate increases in several states due to inflation and higher vehicle repair costs, both of which contribute to higher premiums and, in turn, higher commission revenue.
The increase in revenue from new policies was driven by sustained year-over-year growth in New Business Count, as well as rate increases in several states. The average premium on a newly issued policy increased 7.6% when compared to the prior year period as a result of writing policies with higher insured values at higher premium rates. Accordingly, premiums from new policies increased $8.2 million, or 23.2%, during the three months ended March 31, 2024. In turn, base commission revenue from newly issued policies grew by $4.7 million, or 42.6%, over the same period.

Commission and fee revenue from agent sources increased $7.9 million, or 19.3%, and Commission and fee revenue from direct sources increased $6.3 million, or 18.8%, during the year ended March 31, 2024. Commission rates vary based on geography, but do not differ by distribution channel (i.e., whether they are direct-sourced or agent-sourced).

Earned premium

Earned premium at Hagerty Re was $151.6 million for the three months ended March 31, 2024, an increase of $34.4 million, or 29.3%, compared to 2023. This increase was primarily due to a higher volume of subject premiums written through our MGA subsidiaries in recent periods, partially offset by an increase in ceded reinsurance premiums related to high-net-worth accounts in the U.S., which commenced in 2023. In addition, effective January 1, 2024, Hagerty Re is no longer reinsuring classic auto risks produced by its U.K. MGA affiliate.

The following table presents premiums assumed by Hagerty Re and the related quota share percentages for the three months ended March 31, 2024 and 2023:

	Three months ended March 31, 2024
	U.S.	Canada	U.K.	Total

	in thousands (except percentages)
Subject premium	$191,066	$6,955	$—	$198,021
Quota share percentage	81.0%	35.0%	—%	79.3%
Assumed premium in Hagerty Re	154,680	2,434	—	157,114
Reinsurance premiums ceded				(22,826)
Net assumed premium				134,288
Change in unearned premiums				4,573
Change in deferred reinsurance premiums				12,758
Earned premium				$151,619

	Three months ended March 31, 2023
	U.S.	Canada	U.K.	Total

	in thousands (except percentages)
Subject premium	$158,592	$6,101	$1,961	$166,654
Quota share percentage	81.0%	35.0%	80.0%	79.3%
Assumed premium in Hagerty Re	128,483	2,135	1,569	132,187
Reinsurance premiums ceded				(13,728)
Net assumed premium				118,459
Change in unearned premiums				(11,791)
Change in deferred reinsurance premiums				10,563
Earned premium				$117,231

Membership, marketplace and other revenue

Membership, marketplace and other revenue was $31.2 million for the three months ended March 31, 2024, an increase of $4.7 million, or 17.9%, compared to 2023.

Membership fee revenue was $13.5 million for the three months ended March 31, 2024, an increase of $0.9 million, or 7.2%, compared to 2023. This improvement was primarily due to a $1.5 million, or 14.0%, increase in revenue attributable to new insurance policies issued with a bundled HDC membership, partially offset by a decrease in storage revenue as a result of fewer Hagerty Garage + Social locations in operation. For the three months ended March 31, 2024 and 2023, membership fees were 43.0% and 47.3%, respectively, of total Membership, marketplace and other revenue.

Marketplace revenue was $10.5 million for the three months ended March 31, 2024, an increase of $3.9 million, or 57.9%, compared to 2023. This improvement was primarily due to the successful Broad Arrow auction at The Amelia, as well as a higher level of private sale revenues and an increase in finance revenue associated with the lending activities of BAC. For the three months ended March 31, 2024 and 2023, Marketplace revenue was 33.6% and 25.1%, respectively, of total Membership, marketplace and other revenue.

Other revenue, which primarily includes sponsorship, admission, advertising, valuation, and registration income, was $7.3 million for the three months ended March 31, 2024 and 2023. For the three months ended March 31, 2024 and March 31, 2023, other revenue was 23.3% and 27.6%, respectively, of total Membership, marketplace and other revenue.

Costs and Expenses

Salaries and benefits

Salaries and benefits were $56.1 million for the three months ended March 31, 2024, an increase of $0.9 million, or 1.6%, compared to 2023. This increase was primarily due to an increase in stock-based compensation expense, partially offset by headcount reductions associated with a reduction in force that occurred in the first quarter of 2023. Refer to Note 10 — Restructuring, Impairment and Related Charges in Item 1 of Part I of this Quarterly Report for additional information.

Ceding commissions, net

Ceding commissions, net attributable to Hagerty Re was $70.9 million for the three months ended March 31, 2024, an increase of $15.5 million, or 28.0%, compared to 2023. This increase is consistent with the 29.3% increase in Hagerty Re Earned premium, as discussed above.

The following table summarizes the components of Ceding commissions, net for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023

	in thousands (except percentages)
Ceding commission:
Ceding commission – reinsurance assumed	$74,752	$55,425
Ceding commission – reinsurance ceded	(3,822)	—
Ceding commissions, net	$70,930	$55,425
Percentage of earned premium	46.8%	47.3%

Losses and loss adjustment expenses

Losses and loss adjustment expenses at Hagerty Re were $62.4 million for the three months ended March 31, 2024, an increase of $13.9 million, or 28.8%, compared to 2023. This increase is consistent with the 29.3% increase in Hagerty Re Earned premium, discussed above. Hagerty Re's loss ratio was 41.1% for the three months ended March 31, 2024 and 41.3% for the three months ended March 31, 2023.

Sales expense

Sales expense was $39.7 million for the three months ended March 31, 2024, an increase of $4.5 million, or 12.9%, compared to 2023. The higher level of sales expense was due, in part, to a $2.4 million increase in Marketplace cost of sales resulting from a higher level of auction and private sales during the period, as well as borrowing costs associated with the BAC Credit Facility, which was entered into in December 2023. In addition, broker expense increased by $2.3 million, which is consistent with the written premium growth at our MGA subsidiaries across the agent distribution channel.

General and administrative services

General and administrative services expense was $19.9 million for the three months ended March 31, 2024, a decrease of $1.5 million, or 7.1%, compared to 2023. This decrease was primarily driven by a $1.5 million reduction in occupancy costs as a result of fewer Hagerty Garage + Social locations in operation.

Depreciation and amortization

Depreciation and amortization expense was $10.6 million for the three months ended March 31, 2024, a decrease of $3.2 million, or 23.2%, compared to 2023. This decrease was driven primarily by a $3.6 million impairment of digital media content assets recorded in the prior year period, partially offset by a $0.4 million increase in amortization attributable to a higher base of information technology assets in the current period.

Restructuring, impairment and related charges, net

In the first quarter of 2023, the Board of Directors approved a reduction in force (the "2023 RIF") following a strategic review of our business processes as we focus on driving efficiencies in order to achieve growth and profitability goals. As a result, we recognized restructuring, impairment and related charges of $5.5 million during the three months ended March 31, 2023, which consisted of $5.1 million of severance related costs associated with the 2023 RIF and a $0.4 million impairment charge to write-down the value of certain digital media content assets.

Change in fair value of warrant liabilities

During the three months ended March 31, 2024 and 2023, the change in the fair value of our warrant liabilities resulted in losses of $6.1 million and $0.5 million, respectively. Refer to Note 11 — Fair Value Measurements in Item 1 of Part I of this Quarterly Report for additional information with respect to our warrants.

Interest and other income (expense)

Interest and other income (expense) was $7.2 million of income for the three months ended March 31, 2024, compared to $5.6 million of income for the three months ended March 31, 2023, an increase of $1.6 million. This increase was primarily due to a $4.2 million increase in interest income, primarily as a result of higher cash balances and higher interest rates. In addition, there was a decrease in interest expense of $0.6 million, primarily driven by less outstanding debt related to the JPM Credit Facility. These factors were partially offset by $2.6 million of income during the three months ended March 31, 2023 related to a decrease in the value of the TRA liability.

Income tax expense

Income tax expense was $5.1 million for the three months ended March 31, 2024, an increase of $1.5 million compared to 2023. This increase was primarily due to a $7.2 million increase in Hagerty Re taxable income. Refer to Note 17 — Taxation in Item 1 of Part I of this Quarterly Report for additional information with respect to items affecting our effective tax rate.

Liquidity and Capital Resources

Maintaining a strong balance sheet and capital position is a top priority for us. We manage liquidity globally and across all operating subsidiaries.

Sources and Uses of Liquidity

Our sources of liquidity include our: (i) balances of cash and cash equivalents; (ii) net working capital; (iii) cash flows from operations; (iv) borrowings from the JPM Credit Facility (as defined below) to fund the general corporate needs of THG and its subsidiaries; and (v) borrowings from the BAC Credit Facility to fund a portion of the lending activities of BAC.

Our primary liquidity needs and capital requirements include cash required for: (i) the funding of business operations, including strategic investments; (ii) the servicing and repayment of borrowings under the JPM Credit Facility, the BAC Credit Facility, and the unsecured term loan credit facility with State Farm Mutual Automobile Insurance Company ("State Farm Term Loan"); (iii) the payment of income taxes; and (iv) the funding of potential payments under the TRA.

Based on our current expectations, we believe that these sources of liquidity will be sufficient to provide an adequate level of capital to support our anticipated short and long-term commitments, operating needs, and capital requirements.

Financing Arrangements

JPM Credit Facility

THG has a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the other financial institutions party thereto from time to time as lenders, as amended (the "JPM Credit Agreement"). The JPM Credit Agreement provides for a revolving credit facility (the "JPM Credit Facility") with an aggregate borrowing capacity of $230.0 million. The JPM Credit Agreement matures in October 2026, but may be extended if agreed to by us and the lenders party thereto. As of March 31, 2024, total outstanding borrowings under the JPM Credit Facility were $37.0 million. JPM Credit Facility borrowings are collateralized by the assets of and equity interests in THG and its consolidated subsidiaries, except for (i) the assets held by the special purpose entities related to the BAC Credit Facility and (ii) all or a portion of certain foreign and certain excluded or immaterial subsidiaries. Under the JPM Credit Agreement, we are required, among other things, to meet certain financial covenants, including a fixed charge coverage ratio and a leverage ratio. We were in compliance with these financial covenants as of March 31, 2024.

Refer to Note 12 — Long-Term Debt in Item 1 of Part I of this Quarterly Report for additional information on the JPM Credit Facility.

BAC Credit Facility

On December 21, 2023, BAC and its wholly owned subsidiary BAC Funding 2023-1, LLC, as borrower, entered into the BAC Credit Agreement. The BAC Credit Agreement provides for the BAC Credit Facility, which has an aggregate borrowing capacity of $75.0 million and is subject to a borrowing base that is determined by a calculation that is primarily based upon a percentage of the carrying value of certain BAC notes receivable. As of March 31, 2024, the applicable borrowing base for the BAC Credit Agreement was $29.2 million.

The revolving borrowing period provided by the BAC Credit Agreement expires on December 21, 2025 and the BAC Credit Agreement matures on December 21, 2026. The revolving borrowing period and the maturity date of the BAC Credit Agreement may be extended by one year if requested by BAC and agreed to by the administrative agent. BAC is not a borrower or guarantor of the BAC Credit Facility.

In connection with the BAC Credit Agreement, BAC and certain of its subsidiaries transfer certain notes receivable originated by BAC and certain of its subsidiaries to wholly owned, bankruptcy remote special purpose entities (each, an "SPE") to secure the borrowings under the BAC Credit Agreement. These SPEs have the limited purpose of acquiring notes receivable or a certificate representing beneficial ownership interest therein from BAC and certain of its subsidiaries, with BAC Funding 2023-1, LLC also being the borrower under the BAC Credit Agreement. Assets transferred to each SPE are legally isolated from the Company and its subsidiaries. Further, the assets of each SPE are owned by such SPE and are not available to satisfy the debts or other obligations of the Company or any of its other subsidiaries. BAC continues to service the notes receivable transferred to the SPEs.

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

Under the BAC Credit Agreement, BAC and BAC Funding 2023-1, LLC are required, among other things, to meet certain financial covenants, including the requirement of BAC, as the servicer, to maintain a minimum tangible net worth, minimum liquidity balances, and an indebtedness to tangible net worth ratio. As of March 31, 2024, the Company was in compliance with the financial covenants under the BAC Credit Agreement.

Refer to Note 12 — Long-Term Debt in Item 1 of Part I of this Quarterly Report for additional information related to the BAC Credit Agreement.

Capital and Dividend Restrictions

Through our reinsurance subsidiary, Hagerty Re, we reinsure the same personal lines risks that are underwritten by our MGA subsidiaries on behalf of our insurance carrier partners. Hagerty Re's reinsurance operations are funded primarily through existing capital and net cash flows from operations. As of March 31, 2024, Hagerty Re had approximately $521.2 million in "Cash and cash equivalents" and "Restricted cash and cash equivalents". The balance of "Restricted cash and cash equivalents" is maintained in a trust account for the benefit of the ceding insurer as security for Hagerty Re's obligations for losses, loss expenses, unearned premium and profit-sharing commissions. The use of the funds in this trust account is restricted to the payment of these amounts.

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

Capital Restrictions

In Bermuda, Hagerty Re is subject to the Bermuda Solvency Capital Requirement ("BSCR") administered by the Bermuda Monetary Authority ("BMA"). No regulatory action is taken by the BMA if an insurer's capital and surplus is equal to or in excess of their enhanced capital requirement, as determined by the BSCR model. In addition, the BMA has established a target capital level for each insurer which is 120% of the enhanced capital requirement. Hagerty Re maintained sufficient statutory capital and surplus to comply with regulatory requirements as of March 31, 2024.

Dividend Restrictions

Under Bermuda law, Hagerty Re is prohibited from declaring or issuing a dividend if it fails to meet its minimum solvency margin or minimum liquidity ratio. Prior approval from the BMA is also required if Hagerty Re's proposed dividend payments would exceed 25% of its prior year-end total statutory capital and surplus. The amount of dividends which could be paid by Hagerty Re in 2024 without prior approval is approximately $55 million.

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

Comparative Cash Flows

The following table summarizes our cash flow data for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
	2024	2023	$ Change	% Change

	in thousands (except percentages)
Net Cash Provided by Operating Activities	$58,238	$11,728	$46,510	N/M
Net Cash Used in Investing Activities	$(18,287)	$(24,803)	$6,516	26.3%
Net Cash Used in Financing Activities	$(37,233)	$(18,879)	$(18,354)	(97.2)%

N/M = Not meaningful

Operating Activities

Cash provided by operating activities primarily consists of net income, adjusted for non-cash items, and changes in working capital balances. Net cash provided by operating activities for the three months ended March 31, 2024 and 2023 is presented below:

	Three months ended March 31,
	2024	2023	$ Change	% Change

	in thousands (except percentages)
Net income (loss)	$8,199	$(15,025)	$23,224	154.6%
Non-cash adjustments to net income (loss)	24,009	23,269	740	3.2%
Changes in operating assets and liabilities	26,030	3,484	22,546	N/M
Net Cash Provided by Operating Activities	$58,238	$11,728	$46,510	N/M

N/M = Not meaningful

Net cash provided by operating activities for the three months ended March 31, 2024 was $58.2 million, an increase of $46.5 million, compared to 2023. This increase was due to a $24.0 million increase in Net income, after excluding non-cash adjustments, and a $22.5 million increase in cash from operating assets and liabilities.

The increase in Net income, after excluding non-cash adjustments, was primarily driven by revenue growth across all areas of our business, as well as management's cost containment measures. The increase in cash provided by operating assets and liabilities was primarily driven by a $16.0 million increase in CUC payments associated with 2023 results, as well as an amendment to our alliance agreement and associated agency agreement with Markel whereby, beginning in 2024, 80% of our CUC receivables are settled monthly rather than on an annual basis.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2024 decreased $6.5 million when compared to 2023. The lower level of cash used in investing activities was primarily due to a decrease in capital expenditures of $3.6 million, primarily related to internally developed software, as well as a decrease in acquisition-related payments of $2.2 million.

Financing Activities

Cash used in financing activities for the three months ended March 31, 2024 increased $18.4 million when compared to 2023, primarily due to an increase in net repayments of JPM Credit Facility borrowings of $21.6 million, partially offset by net borrowings from the BAC Credit Agreement, resulting in net cash inflows of $3.5 million.

Tax Receivable Agreement

Hagerty, Inc. expects to have adequate capital resources to meet the requirements and obligations under the TRA entered into with the Legacy Unit Holders on December 2, 2021. The TRA provides for the payment by Hagerty, Inc. to the Class V Common Stock holders, HHC and Markel (together the "Legacy Unit Holders"), of 85% of the amount of cash savings, if any, under U.S. federal, state and local income tax or franchise tax realized as a result of (i) any increase in tax basis of Hagerty, Inc.'s assets resulting from (a) the purchase of THG units from any of the Legacy Unit Holders using the net proceeds from any future offering, (b) redemptions or exchanges by the Legacy Unit Holders of Class V Common Stock and THG units for shares of Class A Common Stock or (c) payments under the TRA and (ii) tax benefits related to imputed interest deemed arising as a result of payments made under the TRA.

Legacy Unit Holders may, subject to certain conditions and transfer restrictions as described in the Legacy Unit Holders Exchange Agreement executed in connection with the Business Combination, redeem or exchange their Class V Common Stock and THG units for shares of Class A Common Stock of Hagerty, Inc. on a one-for-one basis. THG made an election under Section 754 of the IRC with the filing of its 2019 income tax return, which cannot be revoked without the permission of the IRS Commissioner and will be in place for any future exchange of THG units. The redemptions and exchanges are expected to result in increases in the tax basis of the tangible and intangible assets of THG. These increases in tax basis may reduce the amount of tax that Hagerty, Inc. would otherwise be required to pay in the future. This payment obligation as a part of the TRA is an obligation of Hagerty, Inc. and not of THG. For purposes of the TRA, the cash tax savings in income tax will be computed by comparing the actual income tax liability of Hagerty, Inc. (calculated with certain assumptions) to the amount of such taxes that Hagerty, Inc. would have been required to pay had there been no increase to the tax basis of the assets of THG as a result of the redemptions or exchanges and had Hagerty, Inc. not entered into the TRA. Estimating the amount of payments that may be made under the TRA is by nature imprecise, insofar as the calculation of amounts payable depends on a variety of factors.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements as of March 31, 2024.

Critical Accounting Policies and Estimates

The preparation of the unaudited financial statements in accordance with GAAP requires management to make significant judgments, assumptions, and estimates that materially affect the amounts reported in the Company's Condensed Consolidated Financial Statements. Management's judgments, assumptions, and estimates are based on historical experience, future expectations, and other factors that are believed to be reasonable as of the date of the Condensed Consolidated Financial Statements. Actual results may ultimately differ from management's original estimates, as future events and circumstances sometimes do not develop as expected.

Our accounting policies are set forth in Note 1 — Basis of Presentation and Accounting Policies to Consolidated Financial Statements contained in our Annual Report. We include herein certain updates to those policies.

New Accounting Standards

New accounting standards are described in Note 1 — Basis of Presentation and Accounting Policies, in Item 1 of Part I of this Quarterly Report, which are incorporated herein by reference.

Non-GAAP Financial Measures

Adjusted EBITDA

We define Adjusted EBITDA as consolidated Net income (loss), excluding interest and other income (expense), income tax expense, and depreciation and amortization, further adjusted to exclude (i) changes in the fair value of our warrant liabilities; (ii) share-based compensation expense; and when applicable, (iii) restructuring, impairment and related charges, net; (iv) the net gain or loss from asset disposals; (v) losses and impairments related to divestitures; and (vi) certain other unusual items.

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

The following table reconciles Adjusted EBITDA to the most directly comparable GAAP measure, which is Net income (loss):

	Three months ended March 31,
	2024	2023

	in thousands
Net income (loss)	$8,199	$(15,025)
Interest and other income (expense) (1)	(7,244)	(5,647)
Income tax expense	5,129	3,668
Depreciation and amortization	10,560	13,743
EBITDA	16,644	(3,261)
Restructuring, impairment and related charges, net	—	5,535
Change in fair value of warrant liabilities	6,140	515
Share-based compensation expense	4,543	3,916
Other unusual items	—	—
Adjusted EBITDA	$27,327	$6,705

(1)    Excludes interest expense related to the BAC Credit Facility, which is recorded within "Sales expense" on the Condensed Consolidated Statements of Operations.

Adjusted EPS

We define Adjusted Earnings (Loss) Per Share ("Adjusted EPS") as consolidated Net income (loss), less changes in the fair value of our warrant liabilities, divided by our outstanding and total potentially dilutive securities, which includes (i) the weighted average issued and outstanding shares of Class A Common Stock; (ii) all issued and outstanding non-controlling interest units of THG; (iii) all unexercised warrants; (iv) all unissued share-based compensation awards; and (v) all issued and outstanding shares of our Series A Convertible Preferred Stock on an as-converted basis.

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

The following table reconciles Adjusted EPS to the most directly comparable GAAP measure, which is Basic EPS:

	Three months ended March 31,
	2024	2023

	in thousands (except per share amounts)
Numerator:
Net income (loss) available to Class A Common Stockholders (1)	$(3,189)	$(2,099)
Undistributed earnings allocated to Series A Convertible Preferred Stock	—	—
Accretion of Series A Convertible Preferred Stock	1,838	—
Net income (loss) attributable to non-controlling interest	9,550	(12,926)
Consolidated net income (loss)	8,199	(15,025)
Change in fair value of warrant liabilities	6,140	515
Adjusted consolidated net income (loss) (2)	$14,339	$(14,510)

Denominator:
Weighted average shares of Class A Common Stock outstanding — basic (1)	84,656	83,227
Total potentially dilutive securities outstanding:
Conversion of non-controlling interest units of THG to Class A Common Stock	255,499	255,640
Conversion of Series A Convertible Preferred Stock to Class A Common Stock	6,785	—
Total unissued share-based compensation awards	8,256	6,870
Total warrants outstanding	19,484	19,484
Potentially dilutive shares outstanding	290,024	281,994
Fully dilutive shares outstanding (2)	374,680	365,221

Basic EPS (1)	$(0.04)	$(0.03)

Adjusted EPS (2)	$0.04	$(0.04)

(1)    Numerator and Denominator, respectively, of the GAAP measure Basic EPS
(2)    Numerator and Denominator, respectively, of the non-GAAP measure Adjusted EPS

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk during the three months ended March 31, 2024. For a discussion of our exposure to market risk, refer to the market risk disclosures set forth in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms specified by the SEC and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the three months ended March 31, 2024, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Refer to Note 19 — Commitments and Contingencies in Item 1 of Part I of this Quarterly Report for additional information related to legal proceedings.

ITEM 1A. RISK FACTORS

As of the date of this Quarterly Report, there have been no material changes to our risk factors as previously disclosed in our Annual Report. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks that we currently do not know about or currently view as immaterial may also materially adversely affect our business, financial condition, or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

On March 14, 2024, Laurie Harris, a director, adopted a programmed plan of transactions intended to satisfy the affirmative defense provided by Rule 10b5-1 (the "10b5-1 Plan"). The 10b5-1 Plan provides for a first possible trade date of June 13, 2024, and terminates automatically on the earlier of the execution of all trades contemplated by the 10b5-1 Plan or March 14, 2025. The aggregate number of shares to be sold pursuant to the 10b5-1 Plan is 40% of the vested value of 10,297 shares of Class A Common Stock.

During the three months ended March 31, 2024, no director or officer of the Company, other than Ms. Harris, has adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6 OF PART II EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

10.1†	Amendment to Employment Agreement, dated as of January 1, 2024, by and between the Company and Kenneth Ahn, filed herewith.
10.2†
Form of Performance Restricted Stock Unit Award Agreement pursuant to the Hagerty, Inc. 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K (File No. 001-40244), filed with the SEC on April 1, 2024).

10.3†	Form of Restricted Stock Unit Award Agreement pursuant to the Hagerty, Inc. 2021 Stock Incentive Plan, filed herewith.
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith.
32.1#	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.
32.2#	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL).

*	The schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
†	Indicates management contract or compensatory plan or arrangement.
#	This certification is deemed not filed for purpose of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 7, 2024.

HAGERTY, INC.

By:	/s/ McKeel O Hagerty
McKeel O Hagerty
Chief Executive Officer

HAGERTY, INC.

By:	/s/ Patrick McClymont
Patrick McClymont
Chief Financial Officer