Form 10-Q
period 2024-06-30
Hagerty, Inc.
filed 2024-08-06
CIK 1840776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The registrant had 89,811,069 shares of Class A Common Stock outstanding and 251,033,906 shares of Class V Common Stock outstanding as of July 26, 2024.

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

The future events and trends discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in our forward-looking statements. Factors that could cause actual results to differ include the risks and uncertainties described in Part II, Item 1A. of this Quarterly Report and Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2023 (our "Annual Report"), which highlight, among other risks our ability to:

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

You should not rely on forward-looking statements as predictions of future events. We operate in a very competitive and rapidly changing environment and new risks emerge from time to time. The forward-looking statements in this Quarterly Report represent our views as of the date hereof. We undertake no obligation to update any of these forward-looking statements for any reason after the date of this Quarterly Report or to conform these statements to actual results or revised expectations.

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

Unless the context indicated otherwise, the terms "we," "our," "us," "Hagerty," and the "Company" refer to Hagerty, Inc., and its consolidated subsidiaries including The Hagerty Group, LLC ("THG").

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Hagerty, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

REVENUE:	in thousands (except per share amounts)
Commission and fee revenue	$128,816	$110,187	$217,656	$184,799
Earned premium	157,612	127,482	309,231	244,713
Membership, marketplace and other revenue	26,797	23,575	58,046	50,084
Total revenue	313,225	261,244	584,933	479,596
OPERATING EXPENSES:
Salaries and benefits	57,693	53,572	113,809	108,804
Ceding commissions, net	73,446	60,350	144,376	115,775
Losses and loss adjustment expenses	64,729	53,564	127,085	101,976
Sales expense	47,990	41,941	87,650	77,054
General and administrative	21,373	21,318	41,235	42,699
Depreciation and amortization	10,014	10,397	20,574	24,140
Restructuring, impairment and related charges, net	—	2,849	—	8,384
Gain related to divestiture	(87)	—	(87)	—
Total operating expenses	275,158	243,991	534,642	478,832
OPERATING INCOME	38,067	17,253	50,291	764
Change in fair value of warrant liabilities	(1,941)	(1,754)	(8,081)	(2,269)
Interest and other income (expense)	12,342	3,770	19,586	9,417
INCOME BEFORE INCOME TAX EXPENSE	48,468	19,269	61,796	7,912
Income tax expense	(5,811)	(3,730)	(10,940)	(7,398)
NET INCOME	42,657	15,539	50,856	514
Net income attributable to non-controlling interest	(32,279)	(13,134)	(41,829)	(208)
Accretion of Series A Convertible Preferred Stock	(1,839)	—	(3,677)	—
NET INCOME ATTRIBUTABLE TO CLASS A COMMON STOCKHOLDERS	$8,539	$2,405	$5,350	$306

Earnings per share of Class A Common Stock:
Basic	$0.09	$0.03	$0.06	$—
Diluted	$0.09	$0.03	$0.06	$—

Weighted average shares of Class A Common Stock outstanding:
Basic	85,687	84,371	85,171	83,820
Diluted	85,687	85,563	86,072	84,424

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
See Note 21 for information regarding Related-Party Transactions.

Hagerty, Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

	in thousands
Net income	$42,657	$15,539	$50,856	$514
Other comprehensive income (loss), net of tax:
Change in net unrealized gain on available-for-sale investments	748	—	748	—
Foreign currency translation adjustments	(196)	1,110	(827)	1,347
Change in unrealized gain (loss) on interest rate swap	(2,271)	330	(2,234)	(148)
Other comprehensive income (loss)	(1,719)	1,440	(2,313)	1,199
Comprehensive income	40,938	16,979	48,543	1,713
Comprehensive income attributable to non-controlling interest	(30,991)	(14,220)	(40,095)	(1,112)
Accretion of Series A Convertible Preferred Stock	(1,839)	—	(3,677)	—
Comprehensive income attributable to Class A Common Stockholders	$8,108	$2,759	$4,771	$601

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
See Note 21 for information regarding Related-Party Transactions.

Hagerty, Inc.
Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2024	2023

ASSETS	in thousands (except share amounts)
Current Assets:
Cash and cash equivalents	$120,936	$108,326
Restricted cash and cash equivalents	194,586	615,950
Investments	65,444	10,946
Accounts receivable	88,365	71,530
Premiums receivable	221,788	137,525
Commissions receivable	17,719	79,115
Notes receivable	60,285	35,896
Deferred acquisition costs, net	159,307	141,637
Other current assets	84,371	49,293
Total current assets	1,012,801	1,250,218
Investments	404,799	5,526
Notes receivable	1,291	17,018
Property and equipment, net	19,899	20,764
Lease right-of-use assets	47,219	50,515
Intangible assets, net	82,838	91,924
Goodwill	114,165	114,214
Other long-term assets	46,619	38,033
TOTAL ASSETS	$1,729,631	$1,588,212
LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$76,509	$87,175
Losses payable and provision for unpaid losses and loss adjustment expenses	217,545	198,508
Commissions payable	101,100	108,739
Due to insurers	139,099	79,815
Advanced premiums	36,839	20,471
Unearned premiums	362,509	317,275
Contract liabilities	36,614	30,316
Total current liabilities	970,215	842,299
Long-term lease liabilities	46,689	50,459
Long-term debt, net	98,029	130,680
Warrant liabilities	42,099	34,018
Deferred tax liability	17,997	15,937
Contract liabilities	16,335	17,335
Other long-term liabilities	2,961	4,139
TOTAL LIABILITIES	1,194,325	1,094,867
Commitments and Contingencies (Note 22)	—	—
TEMPORARY EQUITY
Preferred stock, $0.0001 par value (20,000,000 shares authorized, 8,483,561 Series A Convertible Preferred Stock issued and outstanding as of June 30, 2024 and December 31, 2023)	80,913	82,836
STOCKHOLDERS' EQUITY
Class A Common Stock, $0.0001 par value (500,000,000 shares authorized, 85,703,286 and 84,588,536 issued and outstanding as of June 30, 2024 and December 31, 2023, respectively)	8	8
Class V Common Stock, $0.0001 par value (300,000,000 authorized, 251,033,906 shares issued and outstanding as of June 30, 2024 and December 31, 2023)	25	25
Additional paid-in capital	555,040	561,754
Accumulated earnings (deficit)	(459,968)	(468,995)
Accumulated other comprehensive income (loss)	(667)	(88)
Total stockholders' equity	94,438	92,704
Non-controlling interest	359,955	317,805
Total equity (Note 16)	454,393	410,509
TOTAL LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY	$1,729,631	$1,588,212
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
See Note 21 for information regarding Related-Party Transactions.

Hagerty, Inc.
Condensed Consolidated Statements of Changes in Temporary Equity and Stockholders' Equity (Unaudited)

				Three months ended June 30, 2024
	Temporary Equity		Stockholders' Equity
	Series A Convertible Preferred Stock		Class A Common Stock		Class V Common Stock		Additional Paid in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
in thousands	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 31, 2024	8,484	$84,674	84,656	$8	251,034	$25	$564,082	$(470,346)	$(236)	$93,533	$327,286	$420,819
Net income	—	—	—	—	—	—	—	10,378	—	10,378	32,279	42,657
Accretion of Series A Preferred Stock	—	1,839	—	—	—	—	(1,839)	—	—	(1,839)	—	(1,839)
Dividends related to Series A Preferred Stock	—	(5,600)	—	—	—	—	—	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(431)	(431)	(1,288)	(1,719)
Issuance of shares under employee plans, net of shares withheld for employee taxes	—	—	916	—	—	—	(4,588)	—	—	(4,588)	—	(4,588)
Share-based compensation	—	—	—	—	—	—	4,383	—	—	4,383	—	4,383
Conversion of THG units to Class A Common Stock	—	—	131	—	—	—	1,172	—	—	1,172	(1,172)	—
Distributions paid to non-controlling interest THG unitholders	—	—	—	—	—	—	—	—	—	—	(5,320)	(5,320)
Reallocation between controlling and non-controlling interest	—	—	—	—	—	—	(8,170)	—	—	(8,170)	8,170	—
Balance at June 30, 2024	8,484	$80,913	85,703	$8	251,034	$25	$555,040	$(459,968)	$(667)	$94,438	$359,955	$454,393

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
See Note 21 for information regarding Related-Party Transactions.

Hagerty, Inc.
Condensed Consolidated Statements of Changes in Temporary Equity and Stockholders' Equity (Unaudited)

				Six months ended June 30, 2024
	Temporary Equity		Stockholders' Equity
	Series A Convertible Preferred Stock		Class A Common Stock		Class V Common Stock		Additional Paid in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
in thousands	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2023	8,484	$82,836	84,589	$8	251,034	$25	$561,754	$(468,995)	$(88)	$92,704	$317,805	$410,509
Net income	—	—	—	—	—	—	—	9,027	—	9,027	41,829	50,856
Accretion of Series A Preferred Stock	—	3,677	—	—	—	—	(3,677)	—	—	(3,677)	—	(3,677)
Dividends related to Series A Preferred Stock	—	(5,600)	—	—	—	—	—	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(579)	(579)	(1,734)	(2,313)
Issuance of shares under employee plans, net of shares withheld for employee taxes	—	—	983	—	—	—	(4,588)	—	—	(4,588)	—	(4,588)
Share-based compensation	—	—	—	—	—	—	8,926	—	—	8,926	—	8,926
Conversion of THG units to Class A Common Stock	—	—	131	—	—	—	1,172	—	—	1,172	(1,172)	—
Distributions paid to non-controlling interest THG unitholders	—	—	—	—	—	—	—	—	—	—	(5,320)	(5,320)
Reallocation between controlling and non-controlling interest	—	—	—	—	—	—	(8,547)	—	—	(8,547)	8,547	—
Balance at June 30, 2024	8,484	$80,913	85,703	$8	251,034	$25	$555,040	$(459,968)	$(667)	$94,438	$359,955	$454,393

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
See Note 21 for information regarding Related-Party Transactions.

Hagerty, Inc.
Condensed Consolidated Statements of Changes in Temporary Equity and Stockholders' Equity (Unaudited)

				Three months ended June 30, 2023
	Temporary Equity		Stockholders' Equity
	Series A Convertible Preferred Stock		Class A Common Stock		Class V Common Stock		Additional Paid in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
in thousands	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 31, 2023	—	$—	83,339	$8	251,034	$25	$554,049	$(491,701)	$(272)	$62,109	$294,607	$356,716
Net income	—	—	—	—	—	—	—	2,405	—	2,405	13,134	15,539
Other comprehensive income	—	—	—	—	—	—	—	—	355	355	1,085	1,440
Issuance of shares under employee plans, net of shares withheld for employee taxes	—	—	926	—	—	—	906	—	—	906	—	906
Share-based compensation	—	—	—	—	—	—	4,109	—	—	4,109	—	4,109
Conversion of THG units to Class A Common Stock	—	—	141	—	—	—	1,266	—	—	1,266	(1,266)	—
Issuance of Series A Preferred Convertible Stock, net of issuance costs	8,484	79,159	—	—	—	—	—	—	—	—	—	—
Non-controlling interest issued capital	—	—	—	—	—	—	—	—	—	—	100	100
Reallocation between controlling and non-controlling interest	—	—	—	—	—	—	(3,735)	—	—	(3,735)	3,735	—
Balance at June 30, 2023	8,484	$79,159	84,406	$8	251,034	$25	$556,595	$(489,296)	$83	$67,415	$311,395	$378,810

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
See Note 21 for information regarding Related-Party Transactions.

Hagerty, Inc.
Condensed Consolidated Statements of Changes in Temporary Equity and Stockholders' Equity (Unaudited)

				Six months ended June 30, 2023
	Temporary Equity		Stockholders' Equity
	Series A Convertible Preferred Stock		Class A Common Stock		Class V Common Stock		Additional Paid in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
in thousands	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2022	—	$—	83,203	$8	251,034	$25	$549,034	$(489,602)	$(213)	$59,252	$308,117	$367,369
Net income	—	—	—	—	—	—	—	306	—	306	208	514
Other comprehensive income	—	—	—	—	—	—	—	—	296	296	903	1,199
Issuance of shares under employee plans, net of shares withheld for employee taxes	—	—	943	—	—	—	906	—	—	906	—	906
Share-based compensation	—	—	—	—	—	—	8,222	—	—	8,222	—	8,222
Conversion of THG units to Class A Common Stock	—	—	260	—	—	—	2,311	—	—	2,311	(2,311)	—
Issuance of Series A Preferred Convertible Stock, net of issuance costs	8,484	79,159	—	—	—	—	—	—	—	—	—	—
Non-controlling interest issued capital	—	—	—	—	—	—	—	—	—	—	600	600
Reallocation between controlling and non-controlling interest	—	—	—	—	—	—	(3,878)	—	—	(3,878)	3,878	—
Balance at June 30, 2023	8,484	$79,159	84,406	$8	251,034	$25	$556,595	$(489,296)	$83	$67,415	$311,395	$378,810

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
See Note 21 for information regarding Related-Party Transactions.

Hagerty, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended June 30,
	2024	2023

OPERATING ACTIVITIES:	in thousands
Net income	$50,856	$514
Adjustments to reconcile net income to net cash from operating activities:
Change in fair value of warrant liabilities	8,081	2,269
Depreciation and amortization	20,574	24,140
Provision for deferred taxes	1,984	3,480
Share-based compensation expense	8,926	8,222
Non-cash lease expense	4,038	6,300
Other	(5)	3,433
Changes in operating assets and liabilities:
Accounts, premiums and commission receivable	(39,306)	(93,549)
Deferred acquisition costs, net	(17,670)	(32,756)
Losses payable and provision for unpaid losses and loss adjustment expenses	19,037	4,876
Commissions payable	(7,639)	24,664
Due to insurers	59,470	60,174
Advanced premiums	16,399	17,043
Unearned premiums	45,234	68,123
Operating lease liabilities	(4,531)	(5,960)
Other assets and liabilities, net	(43,193)	(20,416)
Net Cash Provided by Operating Activities	122,255	70,557
INVESTING ACTIVITIES:
Capital expenditures	(11,936)	(16,251)
Acquisitions, net of cash acquired	(3,843)	(7,084)
Issuance of notes receivable	(32,136)	(11,015)
Collection of notes receivable	19,354	6,235
Purchases of fixed maturity securities	(455,766)	(6,172)
Proceeds from sales of fixed maturity securities	7,570	—
Proceeds from maturities of fixed maturity securities	5,596	2,964
Purchases of equity securities	(9,407)	—
Other investing activities	631	22
Net Cash Used in Investing Activities	(479,937)	(31,301)
FINANCING ACTIVITIES:
Payments on long-term debt	(60,757)	(99,250)
Proceeds from long-term debt, net of issuance costs	25,482	71,590
Proceeds from issuance of Series A Preferred Stock, net of issuance costs	—	79,159
Contribution from non-controlling interest	—	600
Distributions paid to non-controlling interest unit holders	(5,320)	—
Payment of Series A Preferred Stock dividends	(5,600)	—
Funding of employee tax obligations upon vesting of share-based payments	(4,588)	—
Proceeds from issuance of Class A Common Stock under employee stock purchase plan	—	906
Net Cash Provided by (Used in) Financing Activities	(50,783)	53,005
Effect of exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	(289)	909

Change in cash and cash equivalents and restricted cash and cash equivalents	(408,754)	93,170
Beginning cash and cash equivalents and restricted cash and cash equivalents	724,276	539,191
Ending cash and cash equivalents and restricted cash and cash equivalents	$315,522	$632,361

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

These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

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

As of June 30, 2024 and December 31, 2023, Hagerty, Inc. had economic ownership of 25.1% and 24.9%, respectively, of THG and is its sole managing member. Hagerty, Inc. reports a non-controlling interest representing the economic interest in THG held by other parties.

The financial statements of THG are consolidated by the Company under the voting interest method in accordance with Accounting Standards Codification ("ASC") Topic 810, Consolidations ("ASC 810"). Non-controlling interest is presented separately on the Condensed Consolidated Statements of Operations, the Condensed Consolidated Statements of Comprehensive Income, the Condensed Consolidated Balance Sheets, and the Condensed Consolidated Statements of Changes in Temporary Equity and Stockholders' Equity.

All intercompany accounts and transactions have been eliminated in consolidation.

Variable Interest Entities — Broad Arrow Capital LLC ("BAC") and certain of its subsidiaries transfer notes receivable to wholly owned, bankruptcy-remote, special purpose entities (each, an "SPE") to secure borrowings under the BAC Credit Agreement (as defined in Note 14 — Long-Term Debt).

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

Refer to Note 5 — Notes Receivable and Note 14 — Long-Term Debt for additional information.

The following table presents the assets and liabilities of the Company's consolidated variable interest entities as of June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023

ASSETS	in thousands
Cash and cash equivalents	$842	$83
Restricted cash and cash equivalents	6,712	961
Accounts receivable	—	190
Notes receivable	47,597	30,125
Other assets	2,514	2,900
TOTAL ASSETS	$57,665	$34,259
LIABILITIES
Accounts payable, accrued expenses and other current liabilities	$2,094	$1,881
Long-term debt, net	41,466	25,782
TOTAL LIABILITIES	$43,560	$27,663

Emerging Growth Company — The Company currently qualifies as an "emerging growth company" under the Jumpstart Our Business Startups Act of 2012 and can delay the adoption of new or revised accounting standards until those standards would apply to private companies.

The Company intends to avail itself of this extended transition period and, therefore, the Company may not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies or have opted out of using such extended transition period. As of June 30, 2024, the Company has not delayed the adoption of any new or revised accounting standards despite qualifying as an emerging growth company.

Reclassifications — Certain prior period operating lease balances on the Condensed Consolidated Statements of Cash Flows originally reported within changes in "Other assets and liabilities, net" are now reported within "Non-cash lease expense" to conform to the current year presentation.

Further, in conjunction with Hagerty Re's investment diversification in the second quarter of 2024, prior period fixed maturity investment balances have been reclassified from "Other current assets" and "Other long-term assets" to "Investments" on the Condensed Consolidated Balance Sheets to conform to the current year presentation. Refer to Note 3 — Investments for additional information related to the Company's investment portfolio.

These reclassifications had no effect on the Company's previously reported operating income, net income, earnings per share, cash flows or retained earnings.

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

Significant estimates made by management include, but are not limited to: (i) the provision for unpaid losses and loss adjustment expenses, including incurred but not reported claims (see Note 11); (ii) the valuation of the Company's deferred income tax assets (see Note 20); (iii) the amount of the liability associated with the Tax Receivable Agreement ("TRA") (see Note 20); (iv) the fair values of the reporting units used in assessing the recoverability of goodwill; (v) the valuation and useful lives of intangible assets (see Note 10); and (vi) the fair value of the Company's warrant liabilities (see Note 4 and Note 17). Although some variability is inherent in these estimates, management believes that the current estimates are reasonable in all material respects. These estimates are reviewed regularly and adjusted, as necessary. Adjustments related to changes in estimates are reflected in the Company's results of operations in the period during which those estimates changed.

Segment Information — The Company has one operating segment and one reportable segment. The Company's Chief Operating Decision Maker ("CODM") is the Chief Executive Officer ("CEO"), who makes resource allocation decisions and assesses performance based on consolidated financial information. The Company's segment presentation reflects a management approach that utilizes a decision making framework with its Members and customers at the center of all decisions, which requires the CODM to have a consolidated view of the Company's results.

Foreign Currency Translation — The Company translates its foreign currency denominated assets and liabilities into United States ("U.S.") dollars at current rates of exchange as of the balance sheet date, and foreign currency denominated income and expense items at the average exchange rate for the reporting period. Translation adjustments resulting from exchange rate fluctuations are recorded in "Foreign currency translation adjustments", a component of "Accumulated other comprehensive income (loss)" on the Condensed Consolidated Balance Sheets. Foreign currency transaction gains and losses are recorded within "Interest and other income (expense)" in the Condensed Consolidated Statements of Operations.

Investments — Fixed maturity securities are classified as available-for-sale and recorded on the Condensed Consolidated Balance Sheets at their fair value, with those having maturity dates within one year of the balance sheet date classified within "Current Assets". On a quarterly basis, fixed maturity securities with unrealized losses are reviewed to determine whether the decline in fair value is attributable to a material credit loss. If a material credit loss is noted, an allowance is established and the credit loss is recorded in the Condensed Consolidated Statements of Operations.

Unrealized gains and losses on fixed maturity securities are recorded within "Change in net unrealized gain on available-for-sale investments", a component of "Accumulated other comprehensive income (loss)" on the Condensed Consolidated Balance Sheets. Realized investment gains or losses from sales of available-for-sale investments are recorded within "Interest and other income (expense)" in the Condensed Consolidated Statements of Operations.

Interest on fixed maturity securities is recorded within "Interest and other income (expense)" in the Condensed Consolidated Statements of Operations. Premiums and discounts are amortized or accreted, respectively, over the lives of the related fixed maturity securities as an adjustment to the yield using the effective interest method.

Equity securities are recorded on the Condensed Consolidated Balance Sheets at their fair value and are classified within "Current Assets". Dividend income, as well as realized and unrealized gains and losses on equity securities are recorded within "Interest and other income (expense)" in the Condensed Consolidated Statements of Operations.

Refer to Note 3 — Investments and Note 4 — Fair Value Measurements for additional information regarding the Company's investment portfolio.

Supplemental Cash Flow Information — The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents as of June 30, 2024 and 2023:

	June 30,
	2024	2023

	in thousands
Cash and cash equivalents	$120,936	$114,252
Restricted cash and cash equivalents	194,586	518,109
Total cash and cash equivalents and restricted cash and cash equivalents	$315,522	$632,361

The table below presents information regarding the Company's non-cash investing activities, as well as the cash paid for interest and taxes for the six months ended June 30, 2024 and 2023:

	Six months ended June 30,
	2024	2023

NON-CASH INVESTING ACTIVITIES:	in thousands
Issuance of notes receivable (1)	$2,474	$4,054
Collection of notes receivable (1)	$6,478	$3,871
Capital expenditures	$212	$212
Acquisitions	$—	$1,742

CASH PAID FOR:
Interest	$3,454	$3,312
Income taxes	$15,800	$6,500

(1)    In certain situations, BAC makes loans to refinance accounts receivable balances generated by Broad Arrow Group, Inc. ("Broad Arrow") auction or private sale purchases. These loans are accounted for on the Condensed Consolidated Balance Sheets as non-cash reclassifications between "Accounts receivable" and "Notes receivable" and are not presented within Investing Activities in the Company's Condensed Consolidated Statements of Cash Flows. Upon repayment, the cash received in settlement of such loans is classified within Operating Activities in the Company's Condensed Consolidated Statements of Cash Flows.

The issuance of Class A Common Stock resulting from the vesting of restricted stock units is a non-cash financing activity. Refer to Note 18 — Share-Based Compensation for information related to share-based compensation.

Accounting Standards Not Yet Adopted

Income Taxes — In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-09 - Income Taxes (ASC 740), Improvements to Income Tax Disclosures, which enhances the transparency and decision usefulness of income tax disclosures through changes to the rate reconciliation and income taxes paid information. ASU No. 2023-09 modifies the rules on income tax disclosures to require entities to disclose (i) specific categories in the rate reconciliation, (ii) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign), and (iii) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU No. 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. ASU No. 2023-09 is effective for annual periods beginning after December 15, 2024. The Company is still assessing the impact of ASU No. 2023-09 and upon adoption may be required to include certain additional disclosures in the footnotes to the Condensed Consolidated Financial Statements.

Segment Reporting — In November 2023, the FASB issued ASU No. 2023-07 - Segment Reporting (ASC 280): Improvements to Reportable Segment Disclosures, which enables investors to better understand an entity's overall performance and assess potential future cash flows through improved reportable segment disclosure requirements. The amendments enhance disclosures about significant segment expenses, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. ASU 2023-07 is effective for annual periods beginning after December 15, 2023. The Company is still assessing the impact of ASU No. 2023-07 and upon adoption may be required to include certain additional disclosures in the footnotes to the Condensed Consolidated Financial Statements.

2 — Revenue

Disaggregation of Revenue — The tables below present Hagerty's revenue by distribution channel, as well as a reconciliation to total revenue for the three and six months ended June 30, 2024 and 2023. Commission and fee revenue and contingent underwriting commission ("CUC") revenue earned from the agent distribution channel includes revenue generated through Hagerty's relationships with independent agents and brokers. Commission and fee revenue and CUC revenue earned from the direct distribution channel includes revenue generated by Hagerty's employee agents.

Historically, the Company's MGA subsidiaries have earned a base commission of approximately 32% of written premium, as well as an additional contingent commission of up to 10% annually. In December 2023, the Company's alliance agreement and associated agency agreement with Markel Group, Inc. ("Markel") was amended to increase the base commission rate on the personal lines U.S. auto business to 37% and to adjust the contingent commission to range from -5% to a maximum of +5% of annual written premium. This amendment resulted in a smaller proportion of total revenue being attributable to contingent commissions during the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023.

	Three months ended June 30, 2024
	Agent	Direct	Total

	in thousands
Commission and fee revenue	$62,833	$53,272	$116,105
Contingent commission revenue	6,856	5,855	12,711
Membership revenue	—	14,133	14,133
Marketplace and other revenue	—	12,664	12,664
Total revenue from customer contracts	69,689	85,924	155,613
Earned premium			157,612
Total revenue			$313,225

	Three months ended June 30, 2023
	Agent	Direct	Total

	in thousands
Commission and fee revenue	$46,972	$40,702	$87,674
Contingent commission revenue	12,242	10,271	22,513
Membership revenue	—	13,146	13,146
Marketplace and other revenue	—	10,429	10,429
Total revenue from customer contracts	59,214	74,548	133,762
Earned premium			127,482
Total revenue			$261,244

	Six months ended June 30, 2024
	Agent	Direct	Total

	in thousands
Commission and fee revenue	$106,880	$88,991	$195,871
Contingent commission revenue	11,872	9,913	21,785
Membership revenue	—	27,585	27,585
Marketplace and other revenue	—	30,461	30,461
Total revenue from customer contracts	118,752	156,950	275,702
Earned premium			309,231
Total revenue			$584,933

	Six months ended June 30, 2023
	Agent	Direct	Total

	in thousands
Commission and fee revenue	$78,659	$66,841	$145,500
Contingent commission revenue	21,681	17,618	39,299
Membership revenue	—	25,693	25,693
Marketplace and other revenue	—	24,391	24,391
Total revenue from customer contracts	100,340	134,543	234,883
Earned premium			244,713
Total revenue			$479,596

The following tables present Hagerty's revenue disaggregated by geographic area, as well as a reconciliation to total revenue for the three months ended June 30, 2024 and 2023:

	Three months ended June 30, 2024
	U.S.	Canada	Europe	Total

	in thousands
Commission and fee revenue	$104,909	$9,309	$1,887	$116,105
Contingent commission revenue	12,663	—	48	12,711
Membership revenue	13,204	929	—	14,133
Marketplace and other revenue	11,305	363	996	12,664
Total revenue from customer contracts	142,081	10,601	2,931	155,613
Earned premium				157,612
Total revenue				$313,225

	Three months ended June 30, 2023
	U.S.	Canada	Europe	Total

	in thousands
Commission and fee revenue	$77,611	$8,587	$1,476	$87,674
Contingent commission revenue	22,478	—	35	22,513
Membership revenue	12,254	892	—	13,146
Marketplace and other revenue	9,061	348	1,020	10,429
Total revenue from customer contracts	121,404	9,827	2,531	133,762
Earned premium				127,482
Total revenue				$261,244

The following tables present Hagerty's revenue disaggregated by geographic area, as well as a reconciliation to total revenue for the six months ended June 30, 2024 and 2023:

	Six months ended June 30, 2024
	U.S.	Canada	Europe	Total

	in thousands
Commission and fee revenue	$180,925	$11,926	$3,020	$195,871
Contingent commission revenue	21,691	—	94	21,785
Membership revenue	25,748	1,837	—	27,585
Marketplace and other revenue	27,682	1,025	1,754	30,461
Total revenue from customer contracts	256,046	14,788	4,868	275,702
Earned premium				309,231
Total revenue				$584,933

	Six months ended June 30, 2023
	U.S.	Canada	Europe	Total

	in thousands
Commission and fee revenue	$132,208	$10,957	$2,335	$145,500
Contingent commission revenue	39,230	—	69	39,299
Membership revenue	23,923	1,770	—	25,693
Marketplace and other revenue	22,587	512	1,292	24,391
Total revenue from customer contracts	217,948	13,239	3,696	234,883
Earned premium				244,713
Total revenue				$479,596

Refer to Note 12 — Reinsurance for information regarding "Earned premium" recognized under ASC Topic 944, Financial Services - Insurance ("ASC 944").

Contract Assets and Liabilities — The following table is a summary of the Company's contract assets and liabilities as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023

	in thousands
Contract assets	$11,789	$75,891
Contract liabilities	$52,949	$47,651

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

3 — Investments

During the second quarter of 2024, Hagerty Re diversified its investment portfolio in accordance with an investment policy approved by its board of directors, purchasing investment-grade fixed maturity securities and, to a much lesser extent, equity securities, with the fixed maturity securities classified as available-for-sale. As of June 30, 2024, all fixed maturity securities had an investment grade rating from at least one nationally recognized rating organization.

Hagerty Re also holds fixed maturity securities consisting of Canadian Sovereign, Provincial, and Municipal bonds. Prior to the second quarter of 2024, these investments were classified as held-to-maturity because Hagerty Re had the intent and ability to hold the investments to maturity. However, in the second quarter of 2024, these investments were reclassified as available-for-sale because management now intends to opportunistically sell bonds from this portfolio in connection with the diversification of Hagerty Re's investment portfolio. As a result of this reclassification, the Company recognized an unrealized loss of $0.2 million in the Condensed Consolidated Statements of Comprehensive Income in the second quarter of 2024.

Hagerty Re's investments are held in trust accounts for the benefit of the ceding insurers as security for Hagerty Re's obligations for losses, loss expenses, unearned premium and profit-sharing commissions.

	June 30,	December 31,
	2024	2023

	in thousands
Investments held in trust	$470,243	$16,472

Available-for-sale investments

The following table summarizes the Company's available-for-sale investments as of June 30, 2024:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Fixed maturity securities:	in thousands
Corporate	$186,266	$323	$(255)	$186,334
U.S. Treasury	103,243	141	(47)	103,337
States and municipalities	38,112	481	(8)	38,585
Foreign	16,658	8	(118)	16,548
Asset-backed securities	22,651	154	(8)	22,797
Mortgage-backed securities	92,503	382	(102)	92,783
Total fixed maturity securities	$459,433	$1,489	$(538)	$460,384

On a quarterly basis, fixed maturity securities with unrealized losses are reviewed to determine whether the decline in fair value is attributable to a material credit loss. As of June 30, 2024, no credit loss allowance was recorded and all unrealized losses on available-for-sale fixed maturity securities were in such position for less than one year. It is management's intent to hold these investments to recovery, or maturity, if necessary, to recover the decline in valuation as prices accrete to par.

The following table summarizes the contractual maturities of the Company's available-for-sale investments as of June 30, 2024:

	Amortized Cost	Estimated Fair Value

	in thousands
Due in one year or less	$55,706	$55,585
Due after one year through five years	222,100	222,227
Due after five years through ten years	52,823	53,217
Due after ten years	13,650	13,775
Mortgage-backed and asset-backed securities	115,154	115,580
Total fixed maturity securities	$459,433	$460,384

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Held-to-maturity investments

The following table summarizes the fair value and related carrying amount of the Company's held-to-maturity investments as of December 31, 2023:

	Carrying Amount	Estimated Fair Value

	in thousands
Short-term	$10,946	$10,864
Long-term	5,526	5,398
Total	$16,472	$16,262

Net investment income

The following table presents the components of net investment income for the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

Interest income:	in thousands
Cash and cash equivalents and restricted cash and cash equivalents	$7,561	$5,951	$16,640	$10,906
Fixed maturity securities	3,648	113	3,794	223
Total interest income	11,209	6,064	20,434	11,129
Dividends on equity securities	24	—	24	—
Gross investment income	11,233	6,064	20,458	11,129
Investment expenses	(122)	—	(122)	—
Net investment income	$11,111	$6,064	$20,336	$11,129

Net realized and unrealized gains (losses) on investments

The table below presents the components of pre-tax net investment gains (losses) included in Net Income on the Condensed Consolidated Statements of Operations and the pre-tax change in net unrealized gains (losses) included in the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2024. The gross amounts of realized investment gains and losses on fixed maturity securities were not material to the Condensed Consolidated Financial Statements and are presented on a net basis in the table below.

Three and six months ended
June 30, 2024

Fixed maturity securities:	in thousands
Net realized investment gains (losses)	$(31)
Equity securities:
Total change in fair value of equity securities	478
Net investment gains (losses)	$447
Change in net unrealized gains (losses) on available-for-sale investments included in Other comprehensive income (loss):
Fixed maturity securities	$(951)

4 — Fair Value Measurements

As of June 30, 2024, the Company's recurring significant fair value measurements relate to its investments in fixed maturity securities and equity securities, as well as its warrant liabilities.

Fair value measurements are classified within one of three levels in the fair value hierarchy. The level assigned to a fair value measurement is based on the lowest level input that is significant to the fair value measurement in its entirety. Assessing the significance of a particular input requires judgment. The three levels of the fair value hierarchy are as follows:

•Level 1 — Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.
•Level 2 — Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date for substantially the full term of the asset or liability.
•Level 3 — Pricing inputs are unobservable, but management believes that such inputs are predicated on the assumptions market participants would use to measure the asset or liability at fair value.

The Company's policy is to recognize significant transfers between levels, if any, at the end of the reporting period. As of June 30, 2024 and December 31, 2023, there were no transfers between levels.

Investments

Fixed maturity securities are classified as Level 2 fair value measurements and equity securities are classified as Level 1. The fair value of these investments is determined after considering various sources of information, including information provided by a third-party pricing service, which provides prices for substantially all of the Company's fixed maturity securities and equity securities. In determining fair value, the Company generally does not adjust the prices obtained from the pricing service. The Company obtains an understanding of the pricing service's valuation methodologies and related inputs, which include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, duration, credit ratings, estimated cash flows and prepayment speeds. Refer to Note 3 — Investments for additional information related to the Company's investment portfolio.

Interest rate swap

In December 2020, the Company entered into an interest rate swap with an original notional amount of $35.0 million, a fixed swap rate of 0.81%, and a maturity date in December 2025. The interest rate swap was designated as a cash flow hedge and the Company formally documented the relationship between the interest rate swap and its variable rate borrowings, as well as its risk management objective and strategy for undertaking the hedge transaction. The Company also assessed whether the interest rate swap was highly effective in offsetting variability in the cash flows of its variable rate borrowings. The hedge was deemed effective at inception and on an ongoing basis; therefore, any changes in fair value were recorded within "Change in unrealized gain (loss) on interest rate swap" in the Condensed Consolidated Statements of Comprehensive Income. The differential paid or received on the interest rate swap agreement was recognized as an adjustment to interest expense within "Interest and other income (expense)" in the Condensed Consolidated Statements of Operations.

As of December 31, 2023, the interest rate swap was in an asset position and had a fair value of $2.2 million, which was recorded within "Other long-term assets" on the Condensed Consolidated Balance Sheets. Interest rate swaps are classified as Level 2 within the fair value hierarchy. The significant inputs used to determine the fair value of interest rate swaps, such as the Secured Overnight Financing Rate ("SOFR") forward curve, are considered observable market inputs.

In the second quarter of 2024, the Company reduced its borrowings under the JPM Credit Facility (as defined below) below the $35.0 million notional amount of the interest rate swap and, as a result, the interest rate swap was settled prior to its maturity date. In connection with the settlement of the interest rate swap, the Company received $2.3 million in cash proceeds and recognized a $2.3 million gain in the second quarter of 2024 within "Interest and other income (expense)" in the Condensed Consolidated Statements of Operations with a corresponding amount reclassified from Accumulated other comprehensive income (loss).

Warrant liabilities

The Company's Public Warrants are classified as Level 1 within the fair value hierarchy as they are measured utilizing quoted market prices. The Company's Private Warrants, Underwriter Warrants, OTM Warrants (together with the Private Warrants and Underwriter Warrants, the "Private Placement Warrants"), and PIPE Warrants are classified as Level 3 within the fair value hierarchy. The Company utilizes a Monte Carlo simulation model to measure the fair value of the Level 3 warrants. The Company's Monte Carlo simulation model includes assumptions related to the expected stock price volatility, expected term, dividend yield, and risk-free interest rate.

The following table summarizes the significant inputs used in the valuation model for the Level 3 warrant liabilities as of June 30, 2024:

Inputs	Private Warrants	Underwriter Warrants	OTM Warrants	PIPE Warrants
Exercise price	$11.50	$11.50	$15.00	$11.50
Common stock price	$10.40	$10.40	$10.40	$10.40
Volatility	33.3%	33.3%	35.0%	33.3%
Expected term of the warrants	2.42	2.42	7.43	2.42
Risk-free rate	4.60%	4.60%	4.30%	4.60%
Dividend yield	—%	—%	—%	—%

The Company estimates the volatility of its common stock based on factors including, but not limited to, the implied volatility of the Public Warrants, the historical performance of comparable companies, and management's understanding of the volatility associated with similar instruments of other entities.

The risk-free rate is based on the yield of the U.S. Treasury Constant Maturity for a term that approximates the expected remaining life of the warrants, which is assumed to be the remaining contractual term.

The dividend rate is based on the Company's historical rate, which is expected to remain at zero.

Summary of assets and liabilities measured at fair value

The fair value of the Company's financial assets and liabilities measured at fair value as of June 30, 2024 and December 31, 2023 are shown in the tables below.

	Estimated Fair Value as of June 30, 2024
	Total	Level 1	Level 2	Level 3

	in thousands
Financial Assets
Investments:
Corporate	$186,334	$—	$186,334	$—
U.S. Treasury	103,337	—	103,337	—
States and municipalities	38,585	—	38,585	—
Foreign	16,548	—	16,548	—
Asset-backed securities	22,797	—	22,797	—
Mortgage-backed securities	92,783	—	92,783	—
Common stocks	9,859	9,859	—	—
Total	$470,243	$9,859	$460,384	$—

Financial Liabilities
Public Warrants	$11,788	$11,788	$—	$—
Private Warrants	557	—	—	557
Underwriter Warrants	62	—	—	62
OTM Warrants	4,677	—	—	4,677
PIPE Warrants	25,015	—	—	25,015
Total	$42,099	$11,788	$—	$30,311

	Estimated Fair Value as of December 31, 2023
	Total	Level 1	Level 2	Level 3

	in thousands
Financial Assets
Fixed maturity securities, held to maturity:
Foreign	$16,472	$—	$16,472	$—
Interest rate swap	2,234	—	2,234	—
Total	$18,706	$—	$18,706	$—

Financial Liabilities
Public Warrants	$9,488	$9,488	$—	$—
Private Warrants	476	—	—	476
Underwriter Warrants	53	—	—	53
OTM Warrants	3,981	—	—	3,981
PIPE Warrants	20,020	—	—	20,020
Total	$34,018	$9,488	$—	$24,530

The following table presents a reconciliation of the Company's warrant liabilities that are classified as Level 3 within the fair value hierarchy for the six months ended June 30, 2024 and 2023:

	Private Warrants	Underwriter Warrants	OTM Warrants	PIPE Warrants	Total

	in thousands
Balance at December 31, 2023	$476	$53	$3,981	$20,020	$24,530
Change in fair value of warrant liabilities	81	9	696	4,995	5,781
Balance at June 30, 2024	$557	$62	$4,677	$25,015	$30,311

Balance at December 31, 2022	$673	$75	$4,706	$27,227	$32,681
Change in fair value of warrant liabilities	16	2	231	1,388	1,637
Balance at June 30, 2023	$689	$77	$4,937	$28,615	$34,318

5 — Notes Receivable

BAC provides financing solutions to qualified collectors and businesses by structuring loans secured by collector cars. The loans underwritten by BAC include term loans and short-term bridge financings. The loans underwritten by BAC are recorded on the Condensed Consolidated Balance Sheets within "Notes receivable".

Loans carry either a fixed or variable rate of interest and typically have an initial maturity of up to two years, often with an option for the borrower to renew for one year increments, provided the borrower remains in good standing, including maintaining a specified targeted loan-to-value ("LTV") ratio for the loan. The carrying value of the BAC loan portfolio approximates its fair value due to the relatively short-term maturities and the variable interest rates associated with most loans.

Beginning in December 2023, a portion of the lending activities of BAC are funded with borrowings drawn from the BAC Credit Facility, with the remainder funded by the Company's available liquidity. Prior to December 2023, the lending activities of BAC were funded primarily by the Company's available liquidity. Refer to Note 14 — Long-Term Debt for additional information regarding the BAC Credit Facility.

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

As of June 30, 2024, BAC's net notes receivable balance was $61.6 million, of which $60.3 million was classified within current assets and $1.3 million was classified within long-term assets on the Condensed Consolidated Balance Sheets. As of December 31, 2023, BAC's net notes receivable balance was $52.9 million, of which $35.9 million was classified within current assets and $17.0 million was classified within long-term assets on the Condensed Consolidated Balance Sheets. The classification of a loan as current or long-term takes into account the contractual maturity date of the loan, as well as known renewals after the balance sheet date.

The table below provides the aggregate LTV ratio for BAC's loan portfolio as of June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023

	in thousands
Secured loans	$61,576	$52,914
Estimate of collateral value	$115,571	$108,496
Aggregate LTV ratio	53.3%	48.8%

As of June 30, 2024, three borrowers had loan balances that exceeded 10% of the total loan portfolio. These loans total $32.3 million, representing 52% of the total loan portfolio. The collateral related to these loans was $62.8 million, resulting in an aggregate LTV ratio of 51%.

Management considers a loan to be past due when an interest payment is not paid within 10 business days of the monthly due date, or if the principal amount is not repaid by the contractual maturity date. Typically, a loan becomes past due only for a short period of time during which the loan is renewed or collateral is sold to satisfy the borrower's obligations. As of June 30, 2024 and December 31, 2023, the amount of past due principal and interest payments was not material.

A non-accrual loan is a loan for which future interest income is not recorded due to management’s determination that it is probable that future interest on the loan will not be collectible. As of June 30, 2024 and December 31, 2023, the balance of non-accrual loans was not material.

As of June 30, 2024 and December 31, 2023, the allowance for expected credit losses related to the BAC loan portfolio was not material based on management’s quarterly risk assessment, which takes into consideration a number of factors including the level of historical losses for similar loans, the quality of the collateral, the low LTV ratio of the loans, management's overall assessment of the current circumstances and risks related to each loan, and, to a lesser extent, the circumstances related to each borrower.

6 — Other Assets

As of June 30, 2024 and December 31, 2023, other assets, current and long-term, consisted of:

	June 30, 2024	December 31, 2023

	in thousands
Prepaid SaaS implementation costs	$32,169	$21,941
Prepaid sales, general and administrative expenses	20,421	21,300
Deferred reinsurance premiums ceded (1)	22,886	10,474
Contract costs	9,826	8,851
Reinsurance recoverable	7,639	2,783
Inventory (2)	13,943	5,038
Deferred financing costs	4,418	5,053
Accrued investment income	3,787	104
Consignor advances (3)	3,801	—
Other	12,100	11,782
Other assets	$130,990	$87,326

(1)    Deferred reinsurance premiums ceded consists of the unearned portion of premiums ceded by Hagerty Re to various reinsurers. Refer to Note 12 — Reinsurance for additional information on the Company's reinsurance programs.
(2)    Inventory primarily includes vehicles owned by Broad Arrow that have been purchased for resale purposes.
(3)    Broad Arrow makes consignor advances secured by collector cars that are contractually committed, in the near term, to be offered for sale at a Broad Arrow auction. Consignor advances allow the seller to receive funds upon consignment for an auction sale that will occur up to six months in the future and have short-term contractual maturities.

As of June 30, 2024, Other primarily included $5.0 million of other investments, $2.5 million of collector vehicle investments, and $2.4 million related to digital media content. As of December 31, 2023, Other primarily included $4.4 million of other investments, $2.7 million of collector vehicle investments, $2.2 million related to digital media content, and the $2.2 million fair value of an interest rate swap.

7 — Leases

The following table summarizes the components of the Company's operating lease expense for the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

	in thousands
Operating lease expense (1)	$1,841	$3,153	$4,038	$6,300
Short-term lease expense (1)	21	147	70	216
Variable lease expense (1) (2)	1,283	842	1,900	1,649
Sublease revenue (3)	(353)	(134)	(656)	(197)
Lease cost, net	$2,792	$4,008	$5,352	$7,968

(1)    Classified within "General and administrative" on the Condensed Consolidated Statements of Operations.
(2)    Amounts include payments for maintenance, taxes, insurance, and payments affected by the Consumer Price Index.
(3)    Classified within "Membership, marketplace and other revenue" on the Condensed Consolidated Statements of Operations.

The following tables summarize supplemental balance sheet information related to operating leases as of June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023

	in thousands
Operating lease ROU assets	$47,219	$50,515

Current lease liabilities (1)	6,460	6,500
Long-term lease liabilities	46,689	50,459
Total operating lease liabilities	$53,149	$56,959

	June 30,	December 31,
	2024	2023

	in thousands
ROU assets obtained in exchange for new operating lease liabilities	$892	$632
Weighted average lease term	8.64	9.01
Weighted average discount rate	4.9%	4.8%

(1)    Current lease liabilities are recorded within "Accounts payable, accrued expenses and other current liabilities" on the Condensed Consolidated Balance Sheets.

The following table summarizes information about the amount and timing of the Company's future operating lease commitments as of June 30, 2024:

in thousands
2024	$4,462
2025	8,791
2026	8,126
2027	7,809
2028	7,830
Thereafter	28,842
Total lease payments	65,860
Less: imputed interest	(12,711)
Total lease liabilities	$53,149

8 — Pending Acquisition

On January 12, 2024, the Company's subsidiary, Hagerty Insurance Holdings, Inc., agreed to acquire all of the issued and outstanding capital stock of Consolidated National Insurance Company ("CNIC") for approximately $18.4 million, subject to upward or downward adjustment in accordance with the terms of the agreement. The closing price will be comprised of approximately $10.4 million for CNIC's approved state licenses and $8.0 million for the expected capital and surplus. Subject to the satisfactory completion of various closing conditions, including obtaining regulatory approval from the Colorado Division of Insurance, the Company expects to complete the CNIC acquisition during the third quarter of 2024.

9 — Divestitures

In the second quarter of 2024, THG entered into an agreement to sell substantially all of the assets and liabilities of Motorsport Reg ("MSR"), a motorsport membership, licensing and event online management system, to a third party. The material elements of the sale consideration include a fixed purchase price and a contingent payment opportunity, based on future performance. The Company recognized a $0.1 million gain related to the sale of MSR in the second quarter of 2024, which was recorded within "Gain related to divestiture" on the Company's Condensed Consolidated Statements of Operations.

10 — Intangible Assets

The cost and accumulated amortization of intangible assets as of June 30, 2024 and December 31, 2023 are as follows:

	Weighted Average Useful Life	June 30,	December 31,
		2024	2023

		in thousands
Renewal rights	10.0	$19,934	$20,226
Internally developed software	3.3	129,894	126,972
Trade names and trademarks	14.1	12,061	12,541
Relationships and customer lists	15.4	7,994	8,876
Other	4.2	1,089	1,445
Intangible assets		170,972	170,060
Less: accumulated amortization		(88,134)	(78,136)
Intangible assets, net		$82,838	$91,924

Intangible asset amortization expense was $6.9 million and $7.0 million for the three months ended June 30, 2024 and 2023, respectively, and $14.3 million and $13.8 million for the six months ended June 30, 2024 and 2023, respectively.

Estimated future aggregate amortization expense related to intangible assets as of June 30, 2024 is as follows:

in thousands
2024	$12,847
2025	22,144
2026	15,353
2027	11,425
2028	7,592
Thereafter	13,477
Total	$82,838

11 — Provision for Unpaid Losses and Loss Adjustment Expenses

The following table presents a reconciliation of the beginning and ending provision for unpaid losses and loss adjustment expenses related to Hagerty Re, net of amounts recoverable from various reinsurers:

	Six months ended June 30,
	2024	2023

	in thousands
Gross reserves for unpaid losses and loss adjustment expenses, beginning of year	$136,507	$111,741
Less: Reinsurance recoverable on unpaid losses and loss adjustment expenses	2,235	843
Net reserves for unpaid losses and loss adjustment expenses, beginning of year	134,272	110,898
Incurred losses and loss adjustment expenses:
Current accident year	127,085	101,976
Prior accident year	—	—
Total incurred losses and loss adjustment expenses	127,085	101,976
Payments:
Current accident year	11,409	8,639
Prior accident year	40,376	32,744
Total payments	51,785	41,383
Effect of foreign currency rate changes	(113)	104
Net reserves for unpaid losses and loss adjustment expenses, end of period	209,459	171,595
Reinsurance recoverable on unpaid losses and loss adjustment expenses	7,624	538
Gross reserves for unpaid losses and loss adjustment expenses, end of period	$217,083	$172,133

Hagerty Re's loss reserve estimates are updated based on an evaluation of inputs from many sources, including actual claims data, the performance of prior reserve estimates, observed industry trends, and internal review processes, including the views of the Company's actuary. These inputs are used to improve evaluation techniques and to analyze and assess the change in estimated ultimate losses for each accident year by line of business. These analyses produce a range of indications from various methods, from which an actuarial point estimate is recorded.

12 — Reinsurance

The following table presents Hagerty Re's total premiums assumed and ceded on a written and earned basis for the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

	in thousands
Premiums:
Assumed	$217,907	$188,456	$375,021	$320,643
Ceded	(10,143)	(8,541)	(32,969)	(22,269)
Net	$207,764	$179,915	$342,052	$298,374

Premiums earned:
Assumed	$168,100	$132,123	$329,787	$252,520
Ceded	(10,488)	(4,641)	(20,556)	(7,807)
Net	$157,612	$127,482	$309,231	$244,713

The following table presents gross, ceded, and net losses and loss adjustment expenses incurred for the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

	in thousands
Gross losses and loss adjustment expenses	$66,394	$53,365	$134,136	$101,777
Ceded losses and loss adjustment expenses	(1,665)	199	(7,051)	199
Net losses and loss adjustment expenses	$64,729	$53,564	$127,085	$101,976

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

13 — Restructuring, Impairment and Related Charges

In the first quarter of 2023, the Company's board of directors (the "Board") approved a reduction in force (the "2023 RIF") following a strategic review of business processes as the Company focuses on driving efficiencies in order to achieve growth and profitability goals. As a result, the Company recognized $5.5 million within "Restructuring, impairment and related charges, net" in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2023. These charges consisted of $5.1 million of severance-related costs associated with the 2023 RIF and a $0.4 million impairment charge to write-down the value of certain digital media content assets.

In the second quarter of 2023, the Company recognized $2.8 million of "Restructuring, impairment and related charges, net". These charges consisted of $2.6 million of impairment and related charges associated with operating lease ROU assets and leasehold improvements for office space that was vacated and listed for sublease in the period as a result of the Company's continuing transition to a "remote first" work model. The amount recognized in the second quarter of 2023 also included $0.2 million of additional severance related costs associated with the 2023 RIF. As of December 31, 2023, all liabilities associated with the 2023 RIF were settled.

14 — Long-Term Debt
As of June 30, 2024 and December 31, 2023, "Long-term debt, net" consisted of the following:

		June 30,	December 31,
	Maturity	2024	2023

		in thousands
JPM Credit Facility	October 2026	$31,318	$77,258
BAC Credit Facility	December 2026	41,466	25,782
State Farm Term Loan	September 2033	25,000	25,000
Notes payable	2024-2025	1,998	6,875
Total debt		99,782	134,915
Less: Notes payable, current portion		(1,201)	(3,654)
Less: Unamortized debt issuance costs		(552)	(581)
Total long-term debt, net		$98,029	$130,680

JPM Credit Facility

THG has a credit agreement with JPMorgan Chase Bank, N.A. ("JPM"), as administrative agent, and the other financial institutions party thereto from time to time as lenders, as amended (the "JPM Credit Agreement"). In May 2024, THG entered into an eleventh amendment to the JPM Credit Agreement to add Wells Fargo Bank, National Association ("Wells Fargo") as a new lender under the JPM Credit Agreement and provide for an additional incremental revolving commitment of $75.0 million provided by Wells Fargo.

The JPM Credit Agreement provides for a revolving credit facility (the "JPM Credit Facility") with an aggregate borrowing capacity of $305.0 million, including the new $75.0 million commitment provided by Wells Fargo in May 2024. Additionally, the JPM Credit Agreement provides for the issuance of letters of credit of up to $25.0 million and borrowings in the British Pound and Euro of up to $40.0 million in the aggregate. The JPM Credit Agreement matures in October 2026, but may be extended if agreed to by the Company and the lenders party thereto. Any unpaid balance on the JPM Credit Facility is due at maturity.

The JPM Credit Facility accrues interest at the applicable reference rate, primarily Term SOFR, depending on the currency of the borrowing plus an applicable margin determined by the Company's net leverage ratio for the preceding period (as defined in the JPM Credit Agreement). The effective interest rate related to the JPM Credit Facility was 6.90% and 7.38% for the six months ended June 30, 2024 and 2023, respectively.

JPM Credit Facility borrowings are collateralized by the assets and equity interests in THG and its consolidated subsidiaries, except for (i) the assets held by the SPEs related to the BAC Credit Facility and (ii) all or a portion of foreign and certain excluded or immaterial subsidiaries.

Under the JPM Credit Agreement, THG is required, among other things, to meet certain financial covenants (as defined in the JPM Credit Agreement), including a fixed charge coverage ratio and a leverage ratio. As of June 30, 2024, the Company was in compliance with the financial covenants under the JPM Credit Agreement.

BAC Credit Facility

In December 2023, BAC and its wholly owned subsidiary BAC Funding 2023-1, LLC, as borrower, entered into a revolving credit facility with a certain lender (the "BAC Credit Agreement"). The BAC Credit Agreement provides for a revolving credit facility (the "BAC Credit Facility"), which has an aggregate borrowing capacity of $75.0 million and is subject to a borrowing base that is determined by a calculation that is primarily based upon a percentage of the carrying value of certain BAC notes receivable. As of June 30, 2024, the applicable borrowing base for the BAC Credit Agreement was $38.7 million.

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

Under the BAC Credit Agreement, BAC and BAC Funding 2023-1, LLC are required, among other things, to meet certain financial covenants, including the requirement of BAC, as the servicer, to maintain a minimum tangible net worth, minimum liquidity balances, and an indebtedness to tangible net worth ratio. As of June 30, 2024, the Company was in compliance with the financial covenants under the BAC Credit Agreement.

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

Notes Payable

As of June 30, 2024 and December 31, 2023, the Company had outstanding notes payable, which are used to fund certain loans made by BAC in the United Kingdom ("U.K."), totaling $2.0 million and $6.9 million, respectively. The effective interest rates for these notes payable range from 8.5% to 9.8% with repayment due between December 2024 and October 2025. Refer to Note 5 — Notes Receivable for additional information on the lending activities of BAC.

Letters of Credit

As of June 30, 2024, the Company has authorized three letters of credit for a total of $11.1 million for operational purposes related to Hagerty Re's Section 953(d) tax structuring election and lease down payment support.

15 — Convertible Preferred Stock

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

The Investors include State Farm, Markel, and persons related to Hagerty Holding Corp. ("HHC"). State Farm and Markel are both significant stockholders of the Company, each holding in excess of 5% of the outstanding common stock. McKeel Hagerty is the Company's CEO and the Chairman of its Board. Mr. Hagerty and Tammy Hagerty may be deemed to control HHC, which is the controlling stockholder of the Company. Prior to and continuing after the Private Placement, each of State Farm and Markel have the right to nominate one director to the Company's Board and HHC has the right to nominate two directors to the Company's Board. Refer to Note 16 — Stockholders' Equity and Note 21 — Related-Party Transactions for additional information.

The net proceeds from the Private Placement after deducting issuance costs of approximately $0.8 million were $79.2 million, which was recorded within Temporary Equity on the Company's Condensed Consolidated Balance Sheets. The Company is using the net proceeds from the Private Placement for general corporate purposes.

As of June 30, 2024, the estimated redemption value of the Series A Convertible Preferred Stock was $115.4 million, which represents the maximum cash payment, including cumulative dividends, that would be required to be paid if the Optional Term Redemption provision in the Certificate of Designations, as summarized below, is exercised as of the earliest possible redemption date of June 23, 2028. The decision to redeem the Series A Convertible Preferred Stock for cash is made at the discretion of the Company; however, the Company is controlled by HHC through its voting control of the Company. Accordingly, the redemption of the Series A Convertible Preferred Stock is considered outside the control of the Company and, as a result, the Series A Convertible Preferred Stock is recorded within Temporary Equity on the Company's Condensed Consolidated Balance Sheets.

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

Ranking — The Series A Convertible Preferred Stock ranks senior to the Class A Common Stock, the Class V Common Stock, and each other class or series of shares of the Company that the Company may issue in the future the terms of which do not expressly provide that such class or series ranks equally with, or senior to, the Series A Convertible Preferred Stock, with respect to dividend rights and/or rights upon liquidation, winding up or dissolution.

Dividends — Dividends on the Series A Convertible Preferred Stock are cumulative and accrue from the date of issuance at the rate per annum of 7% of the Series A Purchase Price of each share, plus the amount of previously accrued dividends, compounded annually (the "Accruing Dividends"). The Company may elect to pay the Accruing Dividends either in cash or in additional shares of Series A Convertible Preferred Stock. Prior to the third anniversary of the Closing, the Series A Convertible Preferred Stock will participate on an as-converted basis in dividends declared and paid on the Class A Common Stock. In June 2024, the Company paid $5.6 million of cash dividends on the Series A Convertible Preferred Stock to the Investors.

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

As of June 30, 2024, no shares of Series A Convertible Preferred Stock have been converted and the outstanding shares of Series A Convertible Preferred Stock were convertible into 6,785,410 shares of Class A Common Stock.

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

16 — Stockholders' Equity

Class A Common Stock

Hagerty, Inc. is authorized to issue 500,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. Holders of Class A Common Stock are entitled to one vote for each share. As of June 30, 2024 and December 31, 2023, there were 85,703,286 and 84,588,536 shares of Class A Common Stock issued and outstanding, respectively.

Class V Common Stock

Hagerty, Inc. is authorized to issue 300,000,000 shares of Class V Common Stock with a par value of $0.0001 per share. Class V Common Stock represents voting, non-economic interests in Hagerty, Inc. Holders of Class V Common Stock are entitled to 10 votes for each share. In connection with the business combination that formed Hagerty, Inc. in 2021, shares of Class V Common Stock were issued to HHC and Markel (together, the "Legacy Unit Holders") along with an equivalent number of THG units, as discussed below. Each share of Class V Common Stock, together with the corresponding unit of THG, is exchangeable for one share of Class A Common Stock. As of June 30, 2024 and December 31, 2023, there were 251,033,906 shares of Class V Common Stock issued and outstanding.

Preferred Stock

Hagerty, Inc. is authorized to issue 20,000,000 shares of Preferred Stock with a par value of $0.0001 per share. Hagerty, Inc.'s Board has the authority to issue shares of Preferred Stock with such designations, voting and other rights and preferences as may be determined from time to time.

In June 2023, Hagerty, Inc. issued 8,483,561 shares of newly-designated Series A Convertible Preferred Stock, par value $0.0001 per share, for an aggregate purchase price of $80.0 million, at a per-share purchase price of $9.43. As of June 30, 2024 and December 31, 2023, there were 8,483,561 shares of Preferred Stock issued and outstanding. Refer to Note 15 — Convertible Preferred Stock for additional information.

Non-controlling Interests

Hagerty, Inc. is the sole managing member of THG and, as a result, consolidates the financial statements of THG into its Condensed Consolidated Financial Statements. The Company reports a non-controlling interest representing the economic interest in THG held by other unit holders of THG. Hagerty, Inc. owns one THG unit for each share of Class A Common Stock outstanding.

The following table summarizes the ownership of THG units as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
	Units Owned	Ownership Percentage	Units Owned	Ownership Percentage
THG units held by Hagerty, Inc.	85,703,286	25.1%	84,588,536	24.9%
THG units held by other unit holders	255,367,640	74.9%	255,499,164	75.1%
Total	341,070,926	100.0%	340,087,700	100.0%

At the end of each reporting period, THG equity attributable to Hagerty, Inc. and the non-controlling unit holders, respectively, is reallocated to reflect their current ownership in THG.

Exchange of THG Units

Each THG unit and, if applicable, the associated share of Class V Common Stock, is exchangeable for one share of Class A Common Stock. In connection with any such exchange, Hagerty, Inc. receives a corresponding number of THG units, thereby increasing its ownership interest in THG. Changes in Hagerty, Inc.'s ownership interest in THG while retaining its controlling interest are accounted for as equity transactions. Accordingly, exchanges of THG units by unit holders other than Hagerty, Inc. increase Hagerty, Inc.'s ownership in THG, thereby reducing the amount recorded as "Non-controlling interest" and increasing "Additional paid-in capital".

During the six months ended June 30, 2024 and 2023, 131,524 and 259,302, respectively, of THG units were exchanged for an equal number of shares of Class A Common Stock. These exchanges resulted in reductions to "Non-controlling interest" and corresponding increases to "Additional paid-in capital" of $1.2 million and $2.3 million, respectively, representing the fair value of Class A Common Stock on the date of each exchange.

Share-Based Compensation

Employees of THG subsidiaries are awarded share-based compensation in the form of restricted stock units ("RSUs") and performance restricted stock units ("PRSUs") under the Company's 2021 Stock Incentive Plan. Upon the vesting of these awards, the employees receive shares of Class A Common Stock and the Company is issued an equivalent number of THG units. Employees of THG subsidiaries may also participate in the Company's 2021 Employee Stock Purchase Plan under which these employees may purchase shares of Class A Common Stock at a discounted price and the Company is issued an equivalent number of THG units.

During the six months ended June 30, 2024 and 2023, the Company received 983,226 and 825,345, respectively, of THG units in connection with shares of Class A Common Stock that were issued as a result of share-based compensation awards vesting under the Company's 2021 Stock Incentive Plan. In addition, during the six months ended June 30, 2023, the Company received 118,009 of THG units in connection with shares of Class A Common Stock that were issued related to the Company's 2021 Employee Stock Purchase Plan.

THG Preferred Units

In connection with the Private Placement, the Fourth Amended and Restated Limited Liability Company Agreement of THG was amended and restated in the form of a Fifth Amended and Restated Limited Liability Company Agreement (as subsequently amended and restated, the "THG LLC Agreement"), to, among other things, create a new series of preferred units within THG (the "THG Preferred Units"). The terms of the THG Preferred Units parallel the terms of the Series A Convertible Preferred Stock and are held entirely by Hagerty, Inc.

The THG Preferred Units are recorded on the financial statements of THG based on their estimated redemption value, which represents the maximum cash payment, including cumulative dividends, that would be required to be paid to Hagerty, Inc. if the Optional Term Redemption of the Series A Convertible Preferred Stock is exercised. Amounts recognized to accrete the THG Preferred Units to their estimated redemption value are treated as a deemed dividend due to Hagerty, Inc. The amount of this deemed dividend is attributed entirely to Hagerty, Inc. prior to allocating the remainder of THG's net income between controlling and non-controlling interests. In June 2024, THG paid $5.6 million of cash dividends to Hagerty, Inc. on the THG Preferred Units. Refer to Note 15 — Convertible Preferred Stock for additional information on the Private Placement and the Series A Convertible Preferred Stock.

Distributions to Unit Holders of THG

Under the terms of the THG LLC Agreement, THG is obligated to make tax distributions to its unit holders. During the six months ended June 30, 2024, THG made tax distributions of $5.3 million to non-controlling interest unit holders and $1.1 million of tax distributions to Hagerty, Inc. There were no such tax distributions during the six months ended June 30, 2023.

17 — Warrants

The following table summarizes the Company's outstanding warrants as of June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023

	in thousands
Public Warrants (1)	5,750	5,750
Private Warrants (2)	258	258
Underwriter Warrants (2)	29	29
OTM Warrants (3)	1,300	1,300
PIPE Warrants (2)	12,147	12,147
Total	19,484	19,484

(1)    The Public Warrants may be exercised on a cash only basis and expire in December 2026.
(2)    The Private Warrants, Underwriter Warrants, and PIPE Warrants may be exercised on a cashless basis and expire in December 2026.
(3)    The OTM Warrants may be exercised on a cashless basis and expire in December 2031.

The Company's warrants are measured at fair value each reporting period with the change in fair value between reporting periods recorded within "Change in fair value of warrant liabilities" in the Condensed Consolidated Statements of Operations. Refer to Note 4 — Fair Value Measurements for additional information.

Warrant Exchange

On June 3, 2024, the Company commenced an exchange offer (the "Offer") and consent solicitation (the "Consent Solicitation") relating to its (i) Public Warrants, (ii) Private Warrants, (iii) the Underwriter Warrants, (iv) the OTM Warrants (together with the Private Warrants and the Underwriter Warrants, the "Private Placement Warrants") and (v) PIPE Warrants (together with the Public Warrants and Private Placement Warrants, the "Warrants"), which provided all holders of the Warrants the opportunity to receive 0.20 shares of Class A Common Stock in exchange for each outstanding Warrant tendered by the holder and exchanged pursuant to the Offer.

Concurrently with the Offer, the Company solicited consents from holders of the Warrants to amend (a) the warrant agreement governing the Public Warrants and Private Placement Warrants (the "IPO Warrant Amendment") and (b) the warrant agreement governing the PIPE Warrants (the "Business Combination Warrant Amendment" and together with the IPO Warrant Amendment, the "Warrant Amendments") to permit the Company to require that each Warrant that is outstanding upon the closing of the Offer be exchanged for 0.18 shares of Class A Common Stock, which is a ratio 10% less than the exchange ratio applicable to the Offer (the "Post-Offer Exchange"). Pursuant to the terms of the applicable warrant agreements, the IPO Warrant Amendment requires the vote or written consent of holders of both of (i) 50% of the Public Warrants outstanding and (ii) 50% of the Private Placement Warrants outstanding, and the Business Combination Warrant Amendment requires the vote or written consent of holders of 50% of the PIPE Warrants outstanding.

The Offer and Consent Solicitation expired on July 3, 2024, and the Company was advised that (i) 5,019,278 Public Warrants, or approximately 87.3% of the outstanding Public Warrants, (ii) 1,561,381 Private Placement Warrants, or approximately 98.4% of the outstanding Private Placement Warrants, and (iii) 11,850,300 PIPE Warrants, or approximately 97.6% of the outstanding PIPE Warrants, were validly tendered prior to the expiration of the Offer. The Company began the settlement and exchange of such warrants, each for 0.20 shares of Class A Common Stock, on July 5, 2024, which resulted in the issuance of 3,686,056 shares of Class A Common Stock.

Following the expiration of the Offer, the Company processed Warrant exercises and settled the Post-Offer Exchange for the Warrants that remained outstanding, which resulted in the issuance of 189,438 shares of Class A Common Stock. In the aggregate, the Company issued 3,876,201 shares of Class A Common Stock in exchange for 19,483,539 Warrants, with a nominal cash settlement paid in lieu of fractional shares.

No Warrants remained outstanding following the Post-Offer Exchange. Accordingly, the Warrants that had been listed on the New York Stock Exchange were suspended from trading as of the close of business on July 19, 2024, and subsequently delisted.

In the third quarter of 2024, the Company will record increases to "Class A Common Stock" and "Additional paid-in capital", representing the fair value of the Class A Common Stock that was issued on the date of each exchange. Additionally, "Warrant liabilities" will be reduced to zero, with the difference between the carrying value of "Warrant liabilities" and the fair value of Class A Common Stock issued reflected within the Condensed Consolidated Statements of Operations.

18 — Share-Based Compensation

The Company's 2021 Stock Incentive Plan provides for the issuance of up to approximately 38.3 million shares of Class A Common Stock to employees and non-employee directors. The 2021 Stock Incentive Plan allows for the issuance of incentive stock options, non-qualified stock options, restricted stock awards, stock appreciation rights, RSUs, and PRSUs. As of June 30, 2024, there were approximately 27.6 million shares available for future grants under the 2021 Stock Incentive Plan.

Share-based compensation expense related to employees is recognized in the Condensed Consolidated Statements of Operations within "Salaries and benefits" and, to a much lesser extent, when applicable, "Restructuring, impairment and related charges, net." Share-based compensation expense related to non-employee directors is recognized within "General and administrative." The Company recognizes forfeitures of share-based compensation awards in the period in which they occur.

The following table summarizes share-based compensation expense recognized during the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

	in thousands
Restricted stock units	$3,214	$3,393	$7,042	$6,626
Performance restricted stock units	1,169	716	1,884	1,431
Employee stock purchase plan	—	—	—	165
Total share-based compensation expense	$4,383	$4,109	$8,926	$8,222

Restricted Stock Units

RSUs typically vest over a two to five-year period based on the requisite service period. The grant date fair value is determined based on the closing market price of the Class A Common Stock on the business day prior to the grant date and the related share-based compensation expense is recognized over the vesting period on a straight-line basis.

The following table provides a summary of RSU activity during the six months ended June 30, 2024:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2023	4,678,032	$9.88
Granted	860,964	9.13
Vested (1)	(1,486,357)	10.29
Forfeited	(117,151)	9.59
Unvested balance as of June 30, 2024	3,935,488	$9.57

(1)    For the six months ended June 30, 2024, 983,226 shares of Class A Common Stock were issued related to the vesting of RSUs in the period, net of shares withheld for the funding of employee tax obligations.

The following table provides additional data related to RSU award activity during the six months ended June 30, 2024 and 2023:

	Six months ended June 30,
	2024	2023

	in thousands (except years)
Total fair value of shares vested (1)	$15,291	$8,899
Unrecognized compensation expense	$31,530	$26,398
Weighted-average period awards are expected to be recognized (in years)	3.12	3.23

(1)    The tax impact related to vested RSUs for the six months ended June 30, 2024 and 2023 was not material to the Company's Condensed Consolidated Financial Statements due to the full valuation allowance on the deferred tax asset for the investment in the assets of THG.

Performance Restricted Stock Units

Market Condition PRSUs

In April 2022, the Company's CEO was granted 3,707,136 market condition PRSUs, which provide him the opportunity to receive up to 3,707,136 shares of Class A Common Stock. The award had a grant date fair value of approximately $19.2 million, which was estimated using a Monte Carlo simulation model. These PRSUs have both market-based and service-based vesting conditions. Shares of Class A Common Stock issuable under this award can be earned based on the achievement of the following stock price targets: (i) 25% of the shares can be earned when the stock price of the Class A Common Stock exceeds $20.00 per share for 60 consecutive days, (ii) 25% of the shares can be earned when the stock price of the Class A Common Stock exceeds $25.00 per share for 60 consecutive days, and (iii) 50% of the shares can be earned when the stock price of the Class A Common Stock exceeds $30.00 per share for 60 consecutive days. These market-based conditions must be met in order for the PRSUs to vest; therefore, it is possible that no shares will ultimately vest. If any of the market-based conditions are met, the PRSUs will vest contingent upon continued service through the earlier of three years after achievement of the stock price target or the end of the seven-year performance period. As of June 30, 2024, no market condition PRSUs had vested.

The Company will recognize the entire $19.2 million of compensation expense for this award over the requisite service period, regardless of whether such market-based conditions are met. As of June 30, 2024, unrecognized compensation expense related to this award was $12.8 million, which the Company expects to recognize over a period of 4.75 years.

The following table summarizes the assumptions and related information used to determine the grant-date fair value of the market condition PRSUs awarded in April 2022:

Inputs	Performance Restricted Stock Units
Weighted average grant-date fair value per share	$5.19
Expected stock volatility	35%
Expected term (in years)	7.0
Risk-free interest rate	2.5%
Dividend yield	—%

Performance Condition PRSUs

On March 29, 2024, the Talent, Culture, and Compensation Committee (the "Compensation Committee") of the Board adopted a new form of PRSU award agreement (the "2024 PRSU Agreement") to be used for awards of PRSUs to certain employees under the Company's 2021 Stock Incentive Plan.

PRSUs granted under the 2024 PRSU Agreement will be eligible to vest subject to the satisfaction of both performance-based and service-based conditions. The performance-based vesting condition will be satisfied contingent upon the Company's level of performance over the designated performance period (the "Performance Period") as measured against a financial performance target (the "Performance Target"), each as determined by the Compensation Committee. Following the end of the Performance Period, the Compensation Committee will determine the applicable attained performance level with payout percentages ranging from 35% to 200% (each, a "Payout Percentage") of the target number of PRSUs awarded. In the event of a Change in Control (as defined in the 2024 PRSU Agreement) before the end of a scheduled Performance Period, the Compensation Committee retains discretion to end the Performance Period early and measure performance levels as of a revised measurement date.

If both the service-based and performance-based vesting conditions are satisfied, the PRSU holder will be entitled to receive the number of shares of Class A Common Stock, if any, determined by multiplying the aggregate number of PRSUs subject to the applicable PRSU Agreement by the applicable Payout Percentage that corresponds to the level of achievement of the Performance Target pursuant to the payout formula approved by the Compensation Committee.

The amount of compensation expense ultimately recognized for PRSUs issued under the 2024 PRSU Agreement will be dependent upon management's assessment of the likelihood of achieving the applicable payout levels. If, as a result of management's assessment, it is projected that a greater number of PRSUs will vest than previously anticipated, a life-to-date adjustment to increase compensation expense is recorded in the period when such determination is made. Conversely, if, as a result of management's assessment, it is projected that a lower number of PRSUs will vest than previously anticipated, a life-to-date adjustment to decrease compensation expense is recorded in the period when such determination is made.

The following table provides a summary of the activity related to PRSUs granted under the 2024 PRSU Agreement during the six months ended June 30, 2024:

	Performance Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2023	—	$—
Granted	292,689	9.15
Unvested balance as of June 30, 2024	292,689	$9.15

As of June 30, 2024, the maximum number of shares of Class A Common Stock that may be issued with respect to PRSUs granted under the 2024 PRSU Agreement is 585,378, assuming full achievement of the Performance Target.

The following table provides additional data related to performance condition PRSU award activity during the six months ended June 30, 2024:

Six months ended June 30,
2024

in thousands (except years)
Total fair value of shares vested	$—
Unrecognized compensation expense	$4,903
Weighted-average period awards are expected to be recognized (in years)	2.75

Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (the "ESPP") allows substantially all of the Company's employees to purchase shares of Class A Common Stock. The ESPP allows purchases of Class A Common Stock to be made at a discount of up to 15% and for the purchase price to occur at the lesser of the fair market value of the Class A Common Stock on (i) the offering date and (ii) the applicable purchase date. The Company's two previous offering periods offered discounts of 10% and 5%. Employees are allowed to terminate their participation in the ESPP at any time during the purchase period prior to the purchase of shares. As of June 30, 2024, 197,819 shares had been purchased under the ESPP and there were approximately 11.3 million shares available for future purchases.

19 — Earnings Per Share

Basic earnings per share is calculated under the Two-Class Method using Net income available to Class A Common Stockholders, divided by the weighted average number of shares of Class A Common Stock outstanding during the period.

Diluted earnings per share is calculated using diluted Net income available to Class A Common Stockholders divided by the weighted average number of shares of Class A Common Stock outstanding during the period, adjusted to give effect to potentially dilutive securities.

The Company's potentially dilutive securities consist of (i) unexercised warrants, unvested share-based compensation awards, and shares issuable under the employee stock purchase plan, with the dilutive effect calculated using the Treasury Stock Method, and (ii) non-controlling interest THG units and Series A Convertible Preferred Stock, with the dilutive effect calculated using the more dilutive of the If-Converted Method and the Two-Class Method.

The following table summarizes the basic and diluted earnings per share calculations for the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

	in thousands (except per share amounts)
Earnings Per Share of Class A Common Stock, Basic
Net income available to Class A Common Stockholders	$7,912	$2,388	$4,955	$305
Weighted average shares of Class A Common Stock outstanding	85,687	84,371	85,171	83,820
Net income per share of Class A Common Stock, basic	$0.09	$0.03	$0.06	$—

Earnings Per Share of Class A Common Stock, Diluted
Net income available to Class A Common Stockholders	$7,912	$2,405	$5,007	$307
Weighted average shares of Class A Common Stock outstanding	85,687	85,563	86,072	84,424
Net income per share of Class A Common Stock, Diluted	$0.09	$0.03	$0.06	$—

Net Income Available to Class A Common Stockholders
Net income	$42,657	$15,539	$50,856	$514
Net income attributable to non-controlling interest	(32,279)	(13,134)	(41,829)	(208)
Accretion of Series A Convertible Preferred Stock	(1,839)	—	(3,677)	—
Undistributed earnings allocated to Series A Convertible Preferred Stock	(627)	(17)	(395)	(1)
Net income available to Class A Common Stockholders, Basic	7,912	2,388	4,955	305
Undistributed earnings allocated to Series A Convertible Preferred Stock	—	17	—	1
Adjustment for potentially dilutive THG units	—	—	—	—
Adjustment for potentially dilutive Series A Convertible Preferred Stock	—	—	—	1
Adjustment for potentially dilutive share-based compensation awards	—	—	52	—
Adjustment for potentially dilutive warrants	—	—	—	—
Net income available to Class A Common Stockholders, Diluted	$7,912	$2,405	$5,007	$307

Weighted Average Shares of Class A Common Stock Outstanding
Weighted average shares of Class A Common Stock outstanding, Basic	85,687	84,371	85,171	83,820
Adjustment for potentially dilutive THG units	—	—	—	—
Adjustment for potentially dilutive Series A Convertible Preferred Stock	—	597	—	300
Adjustment for potentially dilutive share-based compensation awards	—	595	901	304
Adjustment for potentially dilutive warrants	—	—	—	—
Weighted average shares of Class A Common Stock outstanding, Diluted	85,687	85,563	86,072	84,424

The following table summarizes the weighted average potential shares of Class A Common Stock excluded from diluted earnings per share of Class A Common Stock as their effect would be anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

	in thousands
THG units	255,384	255,532	255,441	255,620
Series A Convertible Preferred Stock	6,785	—	6,785	—
Unvested shares associated with share-based compensation awards	7,943	5,931	3,855	6,328
Warrants	19,484	19,484	19,484	19,484
Total	289,596	280,947	285,565	281,432

20 — Taxation

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

Tax Legislation — The Organisation for Economic Co-operation and Development has a framework to implement a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as "Pillar 2"), with certain aspects of Pillar 2 effective January 1, 2024 and other aspects effective January 1, 2025. While its uncertain whether the U.S. will enact legislation to adopt Pillar 2, certain countries in which the Company operates have adopted legislation, and other countries are in the process of introducing legislation to implement Pillar 2. While the Company expects that its effective income tax rate and cash income tax payments could increase in future years as a result of the global minimum tax, management does not expect there to be a material impact to the Company's results of operations for the year ending December 31, 2024. The Company's assessment could be affected by legislative guidance and future enactment of additional provisions within the Pillar 2 framework.

Income Tax Expense — Income tax expense reflected in the Condensed Consolidated Statements of Operations differs from the tax computed by applying the statutory U.S. federal rate of 21% to "Income before income tax expense" as follows:

	Six months ended June 30,
	2024		2023

	in thousands (except percentages)
Income tax expense at statutory rate	$12,977	21%	$1,661	21%
State taxes	259	—%	103	1%
(Income) loss not subject to entity-level taxes	(3,382)	(5)%	4,311	55%
Foreign rate differential	(156)	—%	(185)	(2)%
Change in valuation allowance	(738)	(1)%	252	3%
Change in fair value of warrant liabilities	1,697	3%	477	6%
Permanent items	346	1%	510	7%
Other, net	(63)	—%	269	3%
Income tax expense	$10,940	18%	$7,398	94%

Deferred Tax Assets — As of June 30, 2024 and December 31, 2023, the Company had deferred tax assets of $140.4 million and $146.0 million, respectively, related to the difference between the outside tax basis and book basis of its investment in the assets of THG. The Company's deferred tax assets are reduced by a valuation allowance when management believes it is more likely than not that some, or all, of the deferred tax assets will not be realized. After considering all positive and negative evidence of taxable income in the carryback and carryforward periods, as permitted by law, the Company believes it is more likely than not that certain deferred tax assets, including the deferred tax asset for the investment in the assets of THG, will not be realized. As a result, the Company has recorded a valuation allowance of $166.3 million and $169.6 million against its deferred tax assets as of June 30, 2024 and December 31, 2023, respectively. In the event that management subsequently determines that it is more likely than not that the Company will realize its deferred tax assets in the future over the recorded amount, a decrease to the valuation allowance will be made, which will reduce the provision for income taxes.

Tax Examinations — The Company is subject to taxation and files income tax returns in the U.S. federal jurisdiction, as well as many state and foreign jurisdictions. As of June 30, 2024, tax years 2020 to 2023 are subject to examination by various tax authorities. With few exceptions, as of June 30, 2024, the Company is no longer subject to U.S. federal, state, local or foreign examinations for years before 2020. THG is currently under audit by the IRS for the 2021 tax year.

The Canadian Revenue Agency examination of the Company for the 2018 tax year was closed in March 2024 with no changes to previously filed tax returns.

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

As of June 30, 2024 and 2023, the Company did not have any unrecognized tax benefits and had no material accrued interest or penalties related to uncertain tax positions. If recorded, interest and penalties would be recorded within "Income tax expense" in the Condensed Consolidated Statements of Operations.

Tax Receivable Agreement Liability — The TRA provides for payment to the Legacy Unit Holders of 85% of the U.S. federal, state and local income tax savings realized by Hagerty, Inc. as a result of the increases in tax basis and certain other tax benefits as outlined in the Business Combination Agreement (provided as Exhibit 2.1, incorporated by reference within Item 6. Exhibits, in this Quarterly Report) upon the exchange of THG units and Hagerty, Inc. Class V Common Stock for Hagerty, Inc. Class A Common Stock or cash. THG made an election under Section 754 of the IRC with the filing of its 2019 income tax return, which cannot be revoked without the permission of the IRS Commissioner and will be in place for any future exchange of THG units. The remaining 15% cash tax savings resulting from the basis adjustments will be retained by Hagerty, Inc.

The amount and timing of any payments under the TRA will vary depending on a number of factors, including, but not limited to, the increase in tax basis of THG's assets, the timing of any future redemptions, exchanges or purchases of THG units held by Legacy Unit Holders, the price of Hagerty, Inc. Class A Common Stock at the time of the purchase, redemption, or exchange, the extent to which redemptions or exchanges are taxable, the amount and timing of the taxable income that Hagerty, Inc. generates in the future, the tax rates then applicable and the portion of the payments under the TRA constituting imputed interest. The estimated value of the TRA recorded by the Company within "Other long-term liabilities" on the Condensed Consolidated Balance Sheets was $0.6 million as of June 30, 2024 and December 31, 2023, which was limited by the ability to currently utilize tax benefits.

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

21 — Related-Party Transactions

As of June 30, 2024, Markel and State Farm had the following equity interests in Hagerty and, as a result, are considered related parties:

	Markel		State Farm
Equity Interest	Shares/Units	Percentage of total outstanding (1)	Shares/Units	Percentage of total outstanding (1)
Hagerty, Inc. Class A Common Stock	3,000,000	3.5%	50,000,000	58.3%
Hagerty, Inc. Class V Common Stock	75,000,000	29.9%	—	—%
Hagerty, Inc. Series A Convertible Preferred Stock	1,590,668	18.8%	5,302,226	62.5%
THG units	75,000,000	22.0%	—	—%

Controlling Interest	3,000,000	3.5%	50,000,000	58.3%
Non-controlling Interest	75,000,000	29.4%	—	—

(1)    The percentages reflected represent only the ownership of the specific security identified in each row, and are not reflective of the total economic ownership in Hagerty. Further, these percentages do not reflect any ownership of warrants.

Refer to Note 16 — Stockholders' Equity and Note 15 — Convertible Preferred Stock for a description of each equity interest in the table above.

State Farm

Alliance Agreement

Hagerty has a 10-year master alliance agreement with State Farm (the "State Farm Alliance Agreement") under which State Farm's customers, through State Farm agents, are able to access Hagerty's features and services. This program began issuing policies in four initial states in September 2023. Under this agreement, State Farm paid Hagerty an advanced commission of $20.0 million, which is being recognized as "Commission and fee revenue" within the Condensed Consolidated Statements of Operations over the life of the arrangement.

In conjunction with the State Farm Alliance Agreement, the Company also entered into a managing general underwriter agreement whereby the State Farm Classic+ policy is offered through State Farm Classic Insurance Company, a wholly owned subsidiary of State Farm. The State Farm Classic+ policy is available to new and existing State Farm customers through their agents on a state-by-state basis. Hagerty is paid a commission under the managing general underwriter agreement and ancillary agreements for each policy issued in the State Farm Classic+ program. Additionally, the Company has the opportunity to offer HDC membership to State Farm Classic+ customers which provides Hagerty an additional revenue opportunity. Commission revenue associated with the State Farm Classic+ policies was not material for the three and six months ended June 30, 2024.

Reinsurance Agreement

Hagerty Re has a quota share agreement to cede 50% of the risk assumed from a subsidiary of Markel in relation to High-Net-Worth Accounts to Oglesby Reinsurance Company, a wholly owned subsidiary of State Farm. Refer to Note 12 — Reinsurance for additional information on the Company's reinsurance programs.

The following tables summarize all balances related to the risk ceded by Hagerty Re to State Farm subsidiaries:

	June 30,	December 31,
	2024	2023

Assets:	in thousands
Commissions receivable	$2,276	$1,963
Deferred acquisition costs, net (1)	(4,393)	(3,898)
Other current assets	12,616	9,268
Total assets	$10,499	$7,333
Liabilities:
Accounts payable, accrued expenses and other current liabilities	$4,376	$3,775
Total liabilities	$4,376	$3,775

(1)    Represents unearned ceding commission received from State Farm subsidiaries.

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

Revenue:	in thousands
Earned premium (1)	$(4,069)	$(1,390)	$(8,022)	$(1,390)
Expenses:
Ceding commission, net (2)	$(2,117)	$(723)	$(4,172)	$(723)
Losses and loss adjustment expenses (3)	(813)	(278)	(3,604)	(278)
Total expenses	$(2,930)	$(1,001)	$(7,776)	$(1,001)

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

State Farm Term Loan

In September 2023, Hagerty Re entered into an unsecured term loan facility with State Farm in an aggregate principal amount of $25.0 million and an interest rate of 8.0% per annum. The State Farm Term Loan will mature in September 2033. Refer to Note 14 — Long-Term Debt for additional information.

Markel

Alliance Agreement

The Company and Markel have an alliance agreement (the "Markel Alliance Agreement") and associated agency agreement pursuant to which policies sold by Hagerty's U.S. MGAs are underwritten by Essentia Insurance Company ("Essentia") and reinsured with Evanston Insurance Company ("Evanston"), both of which are wholly owned subsidiaries of Markel.

The following tables provide information related to Markel-affiliated "Due to insurer" liabilities and "Commission revenue" associated with the Markel Alliance Agreement:

	June 30,	December 31,
	2024	2023

	in thousands (except percentages)
Due to insurer	$123,717	$75,922
Percent of total	89%	95%

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

	in thousands (except percentages)
Commission revenue	$115,975	$100,737	$199,644	$172,376
Percent of total	92%	93%	93%	95%

Refer to Note 2 — Revenue for information related to the related party balances within "Commissions receivable", primarily consisting of CUC receivables due from Markel.

Reinsurance Agreement

Hagerty Re has a quota share agreement with Evanston to assume approximately 80% of the risks written through the Company's U.S. MGAs. Effective January 1, 2023, the quota share agreement with Evanston was amended to increase Hagerty Re's participation on High-Net-Worth Accounts from 80% to 100%. Refer to Note 12 — Reinsurance for additional information on the Company's reinsurance programs.

The following tables summarize all balances related to the Company's reinsurance business with Markel subsidiaries:

	June 30,	December 31,
	2024	2023

Assets:	in thousands
Premiums receivable	$213,321	$134,376
Commissions receivable	556	630
Deferred acquisition costs, net	162,409	141,880
Other current assets	2,480	1,915
Total assets	$378,766	$278,801
Liabilities:
Accounts payable, accrued expenses and other current liabilities	$875	$1,553
Losses payable and provision for unpaid losses and loss adjustment expenses	207,457	189,520
Commissions payable	97,543	107,286
Unearned premiums	351,336	307,504
Total liabilities	$657,211	$605,863

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

Revenue:	in thousands
Earned premium	$162,536	$130,610	$318,656	$243,972
Expenses:
Ceding commission, net	$75,033	$59,419	$147,396	$113,177
Losses and loss adjustment expenses	64,266	51,194	129,421	97,849
Total expenses	$139,299	$110,613	$276,817	$211,026

Pursuant to the terms of the quota share agreement with Evanston, Hagerty Re maintains funds in trust for the benefit of Evanston. These funds are included within "Restricted cash and cash equivalents" and "Investments" in the Company's Condensed Consolidated Balance Sheets. The balance held in trust for the benefit of Evanston was $475.6 million and $517.2 million as of June 30, 2024 and December 31, 2023, respectively.

Other Related Party Transactions

From time-to-time, in the ordinary course of business, related parties, such as members of the Board and management, purchase insurance policies from the Company, receive payments on claims required by the Company's insurance policies, and buy and sell collector cars through Marketplace auctions or in private transactions.

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

Litigation — From time to time, the Company is involved in various claims and legal actions that arise in the ordinary course of business. Management is required to assess the likelihood of any adverse judgments or outcomes related to these legal contingencies, as well as potential ranges of probable or reasonably possible losses. The determination of the amount of any losses to be recorded or disclosed as a result of these contingencies is based on a careful analysis of each individual exposure with, in some cases, the assistance of outside legal counsel. The amount of losses recorded or disclosed for such contingencies may change in the future due to new developments in each matter or a change in legal or settlement strategy. While the impact of any one or more legal claims or proceedings could be material to the Company's operating results in any period, management does not believe that the outcome of any of these pending claims or proceedings (including the data security incident discussed below), individually or in the aggregate, will have a material adverse effect on the Company's consolidated financial condition or liquidity.

Data Security Incident — In 2021, the Company experienced an unauthorized access into its online insurance quote feature whereby attackers used personal information already in their possession to obtain additional consumer data, including driver's license numbers. The unauthorized access issue has been remediated. This incident is the subject of coordinated industry-wide regulatory investigations in New York state. The Company could be subject to litigation, fines and/or penalties related to this incident. In 2023, the Company accrued an estimated liability related to this incident based on the facts known by management and developed through its assessment of the current status of ongoing dialog with the regulatory investigators. The amount of the estimated liability is not material to the Company's Condensed Consolidated Financial Statements. The amount of any fines, penalties, and/or settlements related to this incident could differ from the amount currently accrued and such difference is not currently estimable.

23 — Subsequent Events

Refer to Note 17 — Warrants for information related to a subsequent event with respect to our Warrants.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Annual Report and our Condensed Consolidated Financial Statements and related Notes included in Item 1 of Part I of this Quarterly Report. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Please refer to the section in this Quarterly Report entitled "Cautionary Statement Regarding Forward-Looking Statements".

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

Business Review

In 2023, we began a review of certain components of our operations which resulted in the sale or reorganization of certain businesses, including Hagerty Garage + Social and DriveShare. This initiative supports our strategy to prioritize investments and resources in the areas of our business that offer the strongest growth and profit potential. As a result of this review, we recognized approximately $4.0 million of losses and impairments in the third quarter of 2023 related to actions taken with respect to Hagerty Garage + Social and DriveShare.

In the second quarter of 2024, we sold Motorsport Reg ("MSR"), a motorsport membership, licensing and event online management system and recognized a $0.1 million gain. Refer to Note 9 — Divestitures in Item 1 of Part I of this Quarterly Report for information related to the sale of MSR.

We may incur additional losses and/or impairment charges in future periods as a result of actions which we may take related to this review.

Key Performance Indicators

The tables below present a summary of our Key Performance Indicators, which include important operational metrics, as well as certain accounting principles generally accepted in the United States of America ("GAAP") and non-GAAP financial measures as of and for the periods presented. We use these Key Performance Indicators to evaluate our business, measure our performance, identify trends against planned initiatives, prepare financial projections, and make strategic decisions. We believe these Key Performance Indicators are useful in evaluating our performance when read together with our Condensed Consolidated Financial Statements prepared in accordance with GAAP.

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Operational Metrics
Total Written Premium (in thousands) (1)	$321,173	$275,895	$539,459	$458,745
Loss Ratio (2)	41.1%	42.0%	41.1%	41.7%
New Business Count — Insurance (3)	89,049	80,140	148,335	131,902

GAAP Measures
Total Revenue (in thousands)	$313,225	$261,244	$584,933	$479,596
Operating Income (in thousands)	$38,067	$17,253	$50,291	$764
Net Income (in thousands)	$42,657	$15,539	$50,856	$514
Basic Earnings Per Share	$0.09	$0.03	$0.06	$—
Diluted Earnings Per Share	$0.09	$0.03	$0.06	$—

Non-GAAP Financial Measures
Adjusted EBITDA (in thousands) (4)	$53,113	$34,367	$80,440	$41,072
Adjusted Earnings Per Share (4)	$0.12	$0.05	$0.16	$0.01

	June 30,	December 31,
	2024	2023
Operational Metrics
Policies in Force (5)	1,468,612	1,401,037
Policies in Force Retention (6)	88.7%	88.7%
Vehicles in Force (7)	2,510,566	2,378,883
HDC Paid Member Count (8)	853,564	815,007
Net Promoter Score (9)	82	82

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
(2)    Loss Ratio, expressed as a percentage, is the ratio of (i) losses and loss adjustment expenses incurred to (ii) earned premium in Hagerty Re. We view Loss Ratio as an important metric because it is a powerful benchmark for profitability. This benchmark allows us to evaluate our historical loss patterns, including incurred losses, and make necessary and appropriate adjustments.
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

Components of Our Results of Operations

Revenue

Commission and fee revenue

We generate commission and fee revenue through our MGA subsidiaries, primarily from the underwriting, sale, and servicing of classic car and enthusiast vehicle insurance policies on behalf of our insurance carrier partners. Commissions are earned for both new and renewed policies. In addition, under the terms of certain of our contracts with insurance carriers, we have the opportunity to earn a contingent underwriting commission ("CUC") based on written or earned premium and the loss ratio results of the insurance book of business.

Historically, our MGA subsidiaries have earned, on average, a base commission of approximately 32% of written premium, as well as a CUC of up to 10%. In December 2023, our alliance agreement and associated agency agreement with Markel Group, Inc. ("Markel"), which generates approximately 93% of our total commission revenue, was amended to increase the base commission rate to 37% and to adjust the contingent commission to range from -5% to a maximum of +5% of annual written premium, with 80% of the expected CUC being paid monthly, beginning in the first quarter of 2024.

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

Operating Expenses

Salaries and benefits

Salaries and benefits consist primarily of costs related to employee compensation, payroll taxes, employee benefits, and employee development costs. Employee compensation includes wages paid to employees, as well as various incentive compensation plans, including share-based compensation. Employee benefits include the costs of various employee benefit plans, including retirement, medical, dental, and wellness plans. Costs related to employee education, training, and recruiting are included in employee development costs. Salaries and benefits are expensed as incurred except for those costs which are required to be capitalized, which are then amortized over the useful life of the asset created, primarily software. Salaries and benefits are expected to increase in dollar amount over time as the business continues to grow but will likely decrease as a percent of revenue.

Ceding commissions, net

Ceding commissions, net represents the commissions paid by Hagerty Re to insurance carrier partners for the risk assumed under the quota share agreements with those carriers. These commissions represent Hagerty Re's pro-rata share of the carrier's costs including (i) policy acquisition costs, which consists of the commissions earned by our MGA subsidiaries, (ii) general and administrative costs, and (iii) other costs. Ceding commissions paid is recorded net of commissions received by Hagerty Re related to ceded reinsurance premiums. Ceding commissions, net is recognized ratably over the term of the related reinsured policies, which is generally 12 months.

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

General and administrative

General and administrative primarily consist of expenses related to professional services, occupancy costs, and non-capitalized hardware and software. These costs are expensed as incurred. We expect this expense category to increase in dollar amount over time as the business continues to grow but will likely decrease as a percentage of revenue over the next few years after we reach scale to handle incoming business from new partnerships.

Depreciation and amortization

Depreciation and amortization reflects the recognition of the cost of our investments in various assets over their useful lives. Depreciation expense relates to leasehold improvements, furniture and equipment, vehicles, hardware, and purchased software. Amortization relates to investments associated with acquisitions, software as a service ("SaaS") implementation, and internal software development, as well as investments made in and impairments of digital media content assets. Depreciation and amortization are expected to increase in dollar amount over time but will likely decrease as a percent of revenue as investments in platform technology reach scale.

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

Interest and other income (expense)

Interest and other income (expense) primarily includes interest income related to our cash balances and fixed maturity securities, dividend income on equity securities, realized gains or losses from the sale of fixed maturity securities, and realized and unrealized gains and losses related to equity securities. Additionally, Interest and other income (expense) includes interest expense related to outstanding borrowings, primarily related to the JPM Credit Facility, and changes in the value of the liability related to our Tax Receivable Agreement ("TRA") with Hagerty Holding Corp. ("HHC") and Markel. Refer to Note 20 — Taxation in Item 1 of Part I of this Quarterly Report for additional information related to the TRA.

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

Results of Operations

Three Months Ended June 30, 2024 compared to the Three Months Ended June 30, 2023

The following table summarizes our results of operations for the three months ended June 30, 2024 and 2023, and the dollar and percentage changes between the two periods:

	Three months ended June 30,
	2024	2023	$ Change	% Change

REVENUE:	in thousands (except percentages)
Commission and fee revenue	$128,816	$110,187	$18,629	16.9%
Earned premium	157,612	127,482	30,130	23.6%
Membership, marketplace and other revenue	26,797	23,575	3,222	13.7%
Total revenue	313,225	261,244	51,981	19.9%
OPERATING EXPENSES:
Salaries and benefits	57,693	53,572	4,121	7.7%
Ceding commissions, net	73,446	60,350	13,096	21.7%
Losses and loss adjustment expenses	64,729	53,564	11,165	20.8%
Sales expense	47,990	41,941	6,049	14.4%
General and administrative	21,373	21,318	55	0.3%
Depreciation and amortization	10,014	10,397	(383)	(3.7)%
Restructuring, impairment and related charges, net	—	2,849	(2,849)	(100.0)%
Gain related to divestiture	(87)	—	(87)	—%
Total operating expenses	275,158	243,991	31,167	12.8%
OPERATING INCOME	38,067	17,253	20,814	120.6%
Change in fair value of warrant liabilities	(1,941)	(1,754)	(187)	10.7%
Interest and other income (expense)	12,342	3,770	8,572	N/M
INCOME BEFORE INCOME TAX EXPENSE	48,468	19,269	29,199	151.5%
Income tax expense	(5,811)	(3,730)	(2,081)	55.8%
NET INCOME	$42,657	$15,539	$27,118	174.5%

N/M = Not meaningful

Revenue

Commission and fee revenue

Commission and fee revenue was $128.8 million for the three months ended June 30, 2024, an increase of $18.6 million, or 16.9%, compared to 2023, consisting of increases of $15.2 million related to policy renewals and $3.4 million related to new policies.

The increase in revenue from policy renewals was primarily related to an increase of 16.9% in the underlying policy premiums, as well as continued strong policy retention. The increase in renewal policy premiums reflects sustained year-over-year growth in PIF and changes in our mix of business by vehicle type and value. In addition, there were rate increases in several states due to inflation and higher vehicle repair costs, both of which contribute to higher premiums and, in turn, higher commission revenue.

The increase in revenue from new policies was driven by sustained year-over-year growth in New Business Count, as well as rate increases in several states. The average premium on newly issued policies increased 4.9% when compared to the prior year period as a result of writing policies with higher insured values at higher premium rates.

Commission and fee revenue from agent sources increased $10.5 million, or 17.7%, and Commission and fee revenue from direct sources increased $8.2 million, or 16.0%, during the three months ended June 30, 2024. Commission rates vary based on geography, but do not differ by distribution channel (i.e., whether they are direct-sourced or agent-sourced).

Earned premium

Earned premium at Hagerty Re was $157.6 million for the three months ended June 30, 2024, an increase of $30.1 million, or 23.6%, compared to 2023. This increase was primarily due to continued growth of subject premiums written through our MGA subsidiaries, partially offset by an increase in ceded reinsurance premiums related to high-net-worth accounts in the U.S., which commenced in 2023. In addition, effective January 1, 2024, Hagerty Re is no longer reinsuring classic auto risks produced by its United Kingdom ("U.K.") MGA affiliate, and the book is in run-off.

The following tables present the amount of premiums assumed by Hagerty Re and the related quota share percentages for the three months ended June 30, 2024 and 2023:

	Three months ended June 30, 2024
	U.S.	Canada	U.K.	Total

	in thousands (except percentages)
Subject premium	$259,380	$24,270	$(154)	$283,496
Quota share percentage	81.0%	35.0%	80.0%	76.9%
Assumed premium in Hagerty Re	209,534	8,495	(122)	217,907
Reinsurance premiums ceded				(10,143)
Net assumed premium				207,764
Change in unearned premiums				(49,808)
Change in deferred reinsurance premiums				(344)
Earned premium				$157,612

	Three months ended June 30, 2023
	U.S.	Canada	U.K.	Total

	in thousands (except percentages)
Subject premium	$220,859	$22,419	$3,101	$246,379
Quota share percentage	81.0%	35.0%	80.0%	76.5%
Assumed premium in Hagerty Re	178,129	7,847	2,480	188,456
Reinsurance premiums ceded				(8,541)
Net assumed premium				179,915
Change in unearned premiums				(56,333)
Change in deferred reinsurance premiums				3,900
Earned premium				$127,482

Membership, marketplace and other revenue

Membership, marketplace and other revenue was $26.8 million for the three months ended June 30, 2024, an increase of $3.2 million, or 13.7%, compared to 2023.

Membership fee revenue was $14.1 million for the three months ended June 30, 2024, an increase of $1.0 million, or 7.5%, compared to 2023. This increase was primarily attributable to a $1.8 million, or 15.5%, increase in revenue attributable to new policies issued with a bundled HDC membership, partially offset by a $0.6 million, or 43.5%, decrease in storage revenue as a result of fewer Hagerty Garage + Social locations in operation. For the three months ended June 30, 2024 and 2023, membership fees were 52.7% and 55.8%, respectively, of the Membership, marketplace and other revenue total.

Marketplace revenue was $6.3 million for the three months ended June 30, 2024, an increase of $1.0 million, or 20.0%, compared to 2023, which was primarily attributable to an increase in finance revenue associated with the growth of the BAC loan portfolio. For the three months ended June 30, 2024 and 2023, Marketplace revenue was 23.4% and 22.2%, respectively, of the Membership, marketplace and other revenue total.

Other revenue, which includes sponsorship, admission, advertising, valuation and registration income, totaled $6.4 million for the three months ended June 30, 2024, an increase of $1.2 million or 22.9%, compared to 2023, which was primarily attributable to an increase in advertising and sponsorship revenue. For the three months ended June 30, 2024 and 2023, other revenue was 23.9% and 22.1%, respectively, of the Membership, marketplace and other revenue total.

Operating Expenses

Salaries and benefits

Salaries and benefits were $57.7 million for the three months ended June 30, 2024, an increase of $4.1 million, or 7.7%, compared to 2023. This increase was primarily due to an increase in accrued incentive compensation consistent with our improved year-over-year results, as well as a higher level of share-based compensation expense and increased base salaries as a result of annual merit increases, which occur in the second quarter of each year.

Ceding commissions, net

Ceding commissions, net was $73.4 million for the three months ended June 30, 2024, an increase of $13.1 million, or 21.7%, compared to 2023. This increase is primarily attributable to the 23.6% increase in Earned premium discussed above.

The following table summarizes the components of Ceding commissions, net for the three months ended June 30, 2024 and 2023:

	Three months ended June 30,
	2024	2023

	in thousands (except percentages)
Ceding commission:
Ceding commission – reinsurance assumed	$77,428	$61,361
Ceding commission – reinsurance ceded	(3,982)	(1,011)
Ceding commissions, net	$73,446	$60,350
Percentage of earned premium	46.6%	47.3%

Losses and loss adjustment expenses

Losses and loss adjustment expenses were $64.7 million for the three months ended June 30, 2024, an increase of $11.2 million, or 20.8%, compared to 2023. This increase is consistent with the higher volume of assumed premium at Hagerty Re. Hagerty Re's loss ratio was 41.1% for the three months ended June 30, 2024 and 42.0% for the three months ended June 30, 2023.

Sales expense

Sales expense was $48.0 million for the three months ended June 30, 2024, an increase of $6.0 million, or 14.4%, compared to 2023. This increase was due, in part, to a $2.8 million increase in broker expense which is consistent with written premium growth within the agent channel. In addition, cost of sales increased as a result of borrowing costs associated with the BAC Credit Facility, which was entered into in December 2023, as well as an increase in credit card processing fees, primarily due to a shift in customer preference towards credit cards as a payment method within our MGA subsidiaries.

General and administrative

General and administrative expense was $21.4 million for the three months ended June 30, 2024, an increase of $0.1 million, or 0.3%, compared to 2023. This increase was primarily driven by a $2.2 million increase in professional fees primarily associated with various corporate initiatives, including $0.7 million of professional fees associated with the exchange offer related to our warrants. This overall increase was partially offset by a decrease in occupancy costs as a result of fewer Hagerty Garage + Social locations in operation, as well as decreases in software subscription and insurance costs. Refer to Note 17 — Warrants in Item 1 of Part I of this Quarterly Report for additional information with respect to the warrant exchange offer.

Depreciation and amortization

Depreciation and amortization expense was $10.0 million for the three months ended June 30, 2024, a decrease of $0.4 million, or 3.7%, compared to 2023. This decrease was primarily attributable to a smaller base of fixed and intangible assets as of June 30, 2024 when compared to the same period in 2023.

Restructuring, impairment and related charges, net

In the second quarter of 2023, we recognized $2.8 million of "Restructuring, impairment and related charges, net". These charges consisted of $2.6 million of impairment and related charges associated with operating lease ROU assets and leasehold improvements for office space that was vacated and listed for sublease in the period as a result of our continuing transition to a "remote first" work model. The amount recognized in the second quarter of 2023 also included $0.2 million of additional severance related costs associated with a reduction in force approved by the Board in the first quarter of 2023. Refer to Note 13 — Restructuring, Impairment and Related Charges in Item 1 of Part I of this Quarterly Report for additional information with respect to our restructuring initiatives.

Gain related to divestiture

During the three months ended June 30, 2024, the Company recognized a $0.1 million gain related to the sale of MSR. Refer to Note 9 — Divestitures in Item 1 of Part I of this Quarterly Report for additional information.

Other Items

Change in fair value of warrant liabilities

During the three months ended June 30, 2024 and 2023, the change in the fair value of our warrant liabilities resulted in losses of $1.9 million and $1.8 million, respectively. Refer to Note 4 — Fair Value Measurements and Note 17 — Warrants in Item 1 of Part I of this Quarterly Report for additional information with respect to our warrants.

Interest and other income (expense)

Interest and other income (expense) was $12.3 million of income for the three months ended June 30, 2024, an increase of $8.6 million compared to 2023. This increase was primarily due to the diversification of Hagerty Re's investment portfolio in the second quarter of 2024, which resulted in the opening of positions in higher yielding fixed maturity securities. Also contributing to the year-over-year increase was a $2.3 million gain on the early settlement of an interest rate swap and a decrease in interest expense as a result of a lower level of borrowings under the JPM Credit Facility.

Income tax expense

Income tax expense was $5.8 million for the three months ended June 30, 2024, an increase of $2.1 million compared to 2023. The increase in income tax expense for the three months ended June 30, 2024 compared to 2023 was primarily due to an increase in income before income tax expense of $9.9 million within Hagerty Re, which is taxed as a corporation in the U.S. Refer to Note 20 — Taxation in Item 1 of Part I of this Quarterly Report for additional information with respect to items affecting our effective tax rate.

Six Months Ended June 30, 2024 compared to the Six Months Ended June 30, 2023

The following table summarizes our results of operations for the six months ended June 30, 2024 and 2023, and the dollar and percentage change between the two periods:

	Six months ended June 30,
	2024	2023	$ Change	% Change

REVENUE:	in thousands (except percentages)
Commission and fee revenue	$217,656	$184,799	$32,857	17.8%
Earned premium	309,231	244,713	64,518	26.4%
Membership, marketplace and other revenue	58,046	50,084	7,962	15.9%
Total revenue	584,933	479,596	105,337	22.0%
OPERATING EXPENSES:
Salaries and benefits	113,809	108,804	5,005	4.6%
Ceding commissions, net	144,376	115,775	28,601	24.7%
Losses and loss adjustment expenses	127,085	101,976	25,109	24.6%
Sales expense	87,650	77,054	10,596	13.8%
General and administrative	41,235	42,699	(1,464)	(3.4)%
Depreciation and amortization	20,574	24,140	(3,566)	(14.8)%
Restructuring, impairment and related charges, net	—	8,384	(8,384)	(100.0)%
Gain related to divestiture	(87)	—	(87)	—%
Total operating expenses	534,642	478,832	55,810	11.7%
OPERATING INCOME	50,291	764	49,527	N/M
Change in fair value of warrant liabilities	(8,081)	(2,269)	(5,812)	N/M
Interest and other income (expense)	19,586	9,417	10,169	108.0%
INCOME BEFORE INCOME TAX EXPENSE	61,796	7,912	53,884	N/M
Income tax expense	(10,940)	(7,398)	(3,542)	47.9%
NET INCOME	$50,856	$514	$50,342	N/M

N/M = Not meaningful

Revenue

Commission and fee revenue

Commission and fee revenue was $217.7 million for the six months ended June 30, 2024, an increase of $32.9 million, or 17.8%, compared to 2023, consisting of increases of $26.1 million related to renewal policies and $6.8 million related to new policies.

The increase in revenue from renewal policies was primarily related to an increase of 17.8% in underlying policy premiums, as well as continued strong policy retention. The increase in renewal policy premiums reflects sustained year-over-year growth in PIF and changes in our mix of business by vehicle type and value. In addition, there were rate increases in several states due to inflation and higher vehicle repair costs, both of which contribute to higher premiums and, in turn, higher commission revenue.
The increase in revenue from new policies was driven by sustained year-over-year growth in New Business Count, as well as rate increases in several states. The average premium on a newly issued policy increased 6.1% when compared to the prior year period as a result of writing policies with higher insured values at higher premium rates.

Commission and fee revenue from agent sources increased $18.4 million, or 18.3%, and Commission and fee revenue from direct sources increased $14.4 million, or 17.1%, during the six months ended June 30, 2024. Commission rates vary based on geography, but do not differ by distribution channel (i.e., whether they are direct-sourced or agent-sourced).

Earned premium

Earned premium at Hagerty Re was $309.2 million for the six months ended June 30, 2024, an increase of $64.5 million, or 26.4%, compared to 2023. This increase was primarily due to continued growth of subject premiums written through our MGA subsidiaries, partially offset by an increase in ceded reinsurance premiums related to high-net-worth accounts in the U.S., which commenced in 2023. In addition, effective January 1, 2024, Hagerty Re is no longer reinsuring classic auto risks produced by its U.K. MGA affiliates, and the book is in run-off.

The following tables present premiums assumed by Hagerty Re and the related quota share percentages for the six months ended June 30, 2024 and 2023:

	Six months ended June 30, 2024
	U.S.	Canada	U.K.	Total

	in thousands (except percentages)
Subject premium	$450,444	$31,225	$(152)	$481,517
Quota share percentage	81.0%	35.0%	80.0%	77.9%
Assumed premium in Hagerty Re	364,213	10,929	(121)	375,021
Reinsurance premiums ceded				(32,969)
Net assumed premium				342,052
Change in unearned premiums				(45,235)
Change in deferred reinsurance premiums				12,414
Earned premium				$309,231

	Six months ended June 30, 2023
	U.S.	Canada	U.K.	Total

	in thousands (except percentages)
Subject premium	$379,451	$28,520	$5,062	$413,033
Quota share percentage	81.0%	35.0%	80.0%	77.6%
Assumed premium in Hagerty Re	306,612	9,982	4,049	320,643
Reinsurance premiums ceded				(22,269)
Net assumed premium				298,374
Change in unearned premiums				(68,123)
Change in deferred reinsurance premiums				14,462
Earned premium				$244,713

Membership, marketplace and other revenue

Membership, marketplace and other revenue was $58.0 million for the six months ended June 30, 2024, an increase of $8.0 million, or 15.9%, compared to 2023.

Membership fee revenue was $27.6 million for the six months ended June 30, 2024, an increase of $1.9 million, or 7.4%, compared to 2023. This increase was primarily due to a $3.3 million, or 14.8%, increase in revenue attributable to new insurance policies issued with a bundled HDC membership, partially offset by a $0.9 million decrease in storage revenue as a result of fewer Hagerty Garage + Social locations in operation. For the six months ended June 30, 2024 and 2023, membership fees were 47.5% and 51.3%, respectively, of total Membership, marketplace and other revenue.

Marketplace revenue was $16.8 million for the six months ended June 30, 2024, an increase of $4.9 million, or 41.2%, compared to 2023. This improvement was primarily due to the successful Broad Arrow auction at The Amelia, as well as an increase in finance revenue associated with the growth of the BAC loan portfolio. For the six months ended June 30, 2024 and 2023, Marketplace revenue was 28.9% and 23.7%, respectively, of total Membership, marketplace and other revenue.

Other revenue, which primarily includes sponsorship, admission, advertising, valuation, and registration income, was $13.7 million for the six months ended June 30, 2024, an increase of $1.2 million or 9.4%, compared to 2023, which was primarily attributable to an increase in advertising and admission revenue. For the six months ended June 30, 2024 and June 30, 2023, other revenue was 23.6% and 25.0%, respectively, of total Membership, marketplace and other revenue.

Costs and Expenses

Salaries and benefits

Salaries and benefits were $113.8 million for the six months ended June 30, 2024, an increase of $5.0 million, or 4.6%, compared to 2023. This increase was primarily due to an increase in accrued incentive compensation consistent with our improved year-over-year results, as well as a higher level of share-based compensation expense.

Ceding commissions, net

Ceding commissions, net was $144.4 million for the six months ended June 30, 2024, an increase of $28.6 million, or 24.7%, compared to 2023. This increase is primarily attributable to the 26.4% increase in Earned premium discussed above.

The following table summarizes the components of Ceding commissions, net for the six months ended June 30, 2024 and 2023:

	Six months ended June 30,
	2024	2023

	in thousands (except percentages)
Ceding commission:
Ceding commission – reinsurance assumed	$152,180	$116,786
Ceding commission – reinsurance ceded	(7,804)	(1,011)
Ceding commissions, net	$144,376	$115,775
Percentage of earned premium	46.7%	47.3%

Losses and loss adjustment expenses

Losses and loss adjustment expenses were $127.1 million for the six months ended June 30, 2024, an increase of $25.1 million, or 24.6%, compared to 2023. This increase is consistent with the higher volume of assumed premium at Hagerty Re. Hagerty Re's loss ratio was 41.1% for the six months ended June 30, 2024 and 41.7% for the six months ended June 30, 2023.

Sales expense

Sales expense was $87.7 million for the six months ended June 30, 2024, an increase of $10.6 million, or 13.8%, compared to 2023. This increase was due, in part, to a $5.2 million increase in broker expense which is consistent with written premium growth within the agent channel. In addition, cost of sales increased $4.2 million primarily as a result of borrowing costs associated with the BAC Credit Facility, which was entered into in December 2023, as well as a higher level of auction and private sale activity during the period. Lastly, credit card processing fees increased, primarily due to a shift in customer preference towards credit cards as a payment method within our MGA subsidiaries.

General and administrative

General and administrative expense was $41.2 million for the six months ended June 30, 2024, a decrease of $1.5 million, or 3.4%, compared to 2023. This decrease was primarily driven by a $2.5 million reduction in occupancy costs as a result of fewer Hagerty Garage + Social locations in operation, as well as lower insurance costs. The overall decrease was partially offset by a $1.9 million increase in professional fees associated with various corporate initiatives, including $0.7 million of professional fees associated with the exchange offer related to our warrants. Refer to Note 17 — Warrants in Item 1 of Part I of this Quarterly Report for additional information with respect to the warrant exchange offer.

Depreciation and amortization

Depreciation and amortization expense was $20.6 million for the six months ended June 30, 2024, a decrease of $3.6 million, or 14.8%, compared to 2023. This decrease was driven primarily by a $3.8 million impairment of digital media content assets recorded in the prior year period, which was the result of lower than anticipated advertising and sponsorship revenue associated with these assets.

Restructuring, impairment and related charges, net

In the first quarter of 2023, the Board approved a reduction in force (the "2023 RIF") following a strategic review of business processes as we focus on driving efficiencies in order to achieve growth and profitability goals. As a result of these actions, in the first quarter of 2023, we recognized restructuring, impairment and related charges of $5.5 million, which consisted of $5.1 million of severance related costs associated with the 2023 RIF and a $0.4 million impairment charge to write-down the value of certain digital media content assets.

In the second quarter of 2023, we recognized $2.8 million of "Restructuring, impairment and related charges, net". These charges consisted of $2.6 million of impairment and related charges associated with operating lease ROU assets and leasehold improvements for office space that was vacated and listed for sublease in the period as a result of our continuing transition to a "remote first" work model. The amount recognized in the second quarter of 2023 also included $0.2 million of additional severance related costs associated with the 2023 RIF.

Refer to Note 13 — Restructuring, Impairment and Related Charges in Item 1 of Part I of this Quarterly Report for additional information with respect to our restructuring initiatives.

Gain related to divestiture

During the six months ended June 30, 2024, the Company recognized a $0.1 million gain related to the sale of MSR. Refer to Note 9 — Divestitures in Item 1 of Part I of this Quarterly Report for additional information.

Change in fair value of warrant liabilities

During the six months ended June 30, 2024 and 2023, the change in the fair value of our warrant liabilities resulted in losses of $8.1 million and $2.3 million, respectively. Refer to Note 4 — Fair Value Measurements and Note 17 — Warrants in Item 1 of Part I of this Quarterly Report for additional information with respect to our warrants.

Interest and other income (expense)

Interest and other income (expense) was $19.6 million of income for the six months ended June 30, 2024, an increase of $10.2 million compared to 2023. This increase was primarily due to the diversification of Hagerty Re's investment portfolio in the second quarter of 2024, which resulted in the opening of positions in higher yielding fixed maturity securities. Also contributing to the year-over-year increase was a $2.3 million gain on the early settlement of an interest rate swap and a decrease in interest expense as a result of a lower level of borrowings under the JPM Credit Facility.

Income tax expense

Income tax expense was $10.9 million for the six months ended June 30, 2024, an increase of $3.5 million compared to 2023. This increase in income tax expense for the three months ended June 30, 2024 compared to 2023 was primarily due to an increase in income before income tax expense of $17.1 million within Hagerty Re, which is taxed as a corporation in the U.S. Refer to Note 20 — Taxation in Item 1 of Part I of this Quarterly Report for additional information with respect to items affecting our effective tax rate.

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

Our primary liquidity needs and capital requirements include cash required for: (i) the funding of business operations; (ii) the funding of strategic investments and acquisitions; (iii) the servicing and repayment of borrowings under the JPM Credit Facility, the BAC Credit Facility, and the unsecured term loan credit facility with State Farm Mutual Automobile Insurance Company (the "State Farm Term Loan"); (iv) the funding of potential cash dividend payments on the Series A Convertible Preferred Stock; (v) the payment of income taxes; and (vi) the funding of potential payments under the TRA.

Based on our current expectations, we believe that our sources of liquidity will be sufficient to provide an adequate level of capital to support our anticipated short and long-term commitments, operating needs, and capital requirements. Our future capital requirements are dependent, in part, on the future capital requirements of Hagerty Re and will depend on many factors, including Hagerty Re's reinsurance premium growth rate, renewal rates, underwriting results, successful entry in new geographic markets, and the continuing market adoption of its product offerings.

Financing Arrangements

JPM Credit Facility

THG has a credit agreement with JPMorgan Chase Bank, N.A. ("JPM"), as administrative agent, and the other financial institutions party thereto from time to time as lenders, as amended (the "JPM Credit Agreement"). In May 2024, THG entered into an eleventh amendment to the JPM Credit Agreement to add Wells Fargo Bank, National Association ("Wells Fargo") as a new lender under the JPM Credit Agreement and provide for an additional incremental revolving commitment of $75.0 million provided by Wells Fargo.

The JPM Credit Agreement provides for a revolving credit facility (the "JPM Credit Facility") with an aggregate borrowing capacity of $305.0 million, including the new $75.0 million commitment provided by Wells Fargo in May 2024. The JPM Credit Agreement matures in October 2026, but may be extended if agreed to by us and the lenders party thereto.

As of June 30, 2024, total outstanding borrowings under the JPM Credit Facility were $31.3 million. JPM Credit Facility borrowings are collateralized by the assets of and equity interests in THG and its consolidated subsidiaries, except for (i) the assets held by the special purpose entities related to the BAC Credit Facility and (ii) all or a portion of certain foreign and certain excluded or immaterial subsidiaries.

Under the JPM Credit Agreement, we are required, among other things, to meet certain financial covenants, including a fixed charge coverage ratio and a leverage ratio. We were in compliance with these financial covenants as of June 30, 2024.

Refer to Note 14 — Long-Term Debt in Item 1 of Part I of this Quarterly Report for additional information on the JPM Credit Facility.

BAC Credit Facility

On December 21, 2023, BAC and its wholly owned subsidiary BAC Funding 2023-1, LLC, as borrower, entered into the BAC Credit Agreement. The BAC Credit Agreement provides for the BAC Credit Facility, which has an aggregate borrowing capacity of $75.0 million and is subject to a borrowing base that is determined by a calculation that is primarily based upon a percentage of the carrying value of certain BAC notes receivable. As of June 30, 2024, the applicable borrowing base for the BAC Credit Agreement was $38.7 million.

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

Under the BAC Credit Agreement, BAC and BAC Funding 2023-1, LLC are required, among other things, to meet certain financial covenants, including the requirement of BAC, as the servicer, to maintain a minimum tangible net worth, minimum liquidity balances, and an indebtedness to tangible net worth ratio. As of June 30, 2024, the Company was in compliance with the financial covenants under the BAC Credit Agreement.

Refer to Note 14 — Long-Term Debt in Item 1 of Part I of this Quarterly Report for additional information related to the BAC Credit Agreement.

Capital and Dividend Restrictions

Hagerty Re's reinsurance operations are funded primarily through existing capital and net cash flows from operations. As of June 30, 2024, Hagerty Re had approximately $80.2 million in "Cash and cash equivalents" and "Restricted cash and cash equivalents", as well as $65.4 million of short-term investments. The restricted cash and investment balances are maintained in trust accounts for the benefit of the ceding insurers as security for Hagerty Re's obligations for losses, loss expenses, unearned premium and profit-sharing commissions. The use of the funds in these trust accounts is restricted to the payment of these amounts.

We pay close attention to Hagerty Re's underwriting and reserving risks by monitoring the pricing and loss development of the underlying business written through our MGA subsidiaries. Additionally, Hagerty Re manages its investment portfolio in accordance with an investment policy approved by its board of directors that seeks to generate an attractive total return on an after-tax basis on its investment assets, over the long-term, subject to compliance with several constraints and objectives including a requirement to assume only a modest amount of risk of principal loss. During the second quarter of 2024, Hagerty Re diversified its investment portfolio in accordance with its investment policy, purchasing investment-grade fixed maturity securities and, to a much lesser extent, equity securities.

Capital Restrictions

In Bermuda, Hagerty Re is subject to the Bermuda Solvency Capital Requirement ("BSCR") administered by the Bermuda Monetary Authority ("BMA"). No regulatory action is taken by the BMA if an insurer's capital and surplus is equal to or in excess of their enhanced capital requirement, as determined by the BSCR model. In addition, the BMA has established a target capital level for each insurer which is 120% of the enhanced capital requirement. Hagerty Re maintained sufficient statutory capital and surplus to comply with regulatory requirements as of June 30, 2024.

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

Comparative Cash Flows

The following table summarizes our cash flow data for the six months ended June 30, 2024 and 2023:

	Six months ended June 30,
	2024	2023	$ Change	% Change

	in thousands (except percentages)
Net Cash Provided by Operating Activities	$122,255	$70,557	$51,698	73.3%
Net Cash Used in Investing Activities	$(479,937)	$(31,301)	$(448,636)	N/M
Net Cash Provided by (Used in) Financing Activities	$(50,783)	$53,005	$(103,788)	(195.8)%

N/M = Not meaningful

Operating Activities

Cash provided by operating activities primarily consists of net income, adjusted for non-cash items, and changes in working capital balances. Net cash provided by operating activities for the six months ended June 30, 2024 and 2023 is presented below:

	Six months ended June 30,
	2024	2023	$ Change	% Change

	in thousands (except percentages)
Net income	$50,856	$514	$50,342	N/M
Non-cash adjustments to net income	43,598	47,844	(4,246)	(8.9)%
Changes in operating assets and liabilities	27,801	22,199	5,602	25.2%
Net Cash Provided by Operating Activities	$122,255	$70,557	$51,698	73.3%

N/M = Not meaningful

Net cash provided by operating activities for the six months ended June 30, 2024 was $122.3 million, an increase of $51.7 million, compared to 2023. This increase was due to a $46.1 million increase in Net income, after excluding non-cash adjustments, and a $5.6 million increase in cash from operating assets and liabilities.

The increase in Net income, after excluding non-cash adjustments, was primarily driven by revenue growth across all areas of our business, as well as management's cost containment measures. The increase in cash provided by operating assets and liabilities was primarily driven by this growth, as well as $11.5 million of CUC payments collected in respect of the current year as a result of an amendment to our alliance agreement and associated agency agreement with Markel, which accelerated the timing of these payments. Refer to Note 2 — Revenue in Item 1 of Part I of this Quarterly Report for additional information with respect to our amendment to our alliance agreement and associated agency agreement with Markel.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2024 increased $448.6 million when compared to 2023. This increase was primarily a driven by the diversification of Hagerty Re's investment portfolio in the second quarter of 2024, which resulted in the purchase of investment-grade fixed maturity securities and, to a much lesser extent, equity securities.

Financing Activities

During the six months ended June 30, 2024, we utilized available liquidity to reduce outstanding borrowings by $35.3 million and pay a $5.6 million cash dividend on the Series A Convertible Preferred Stock. In addition, we funded $4.6 million in employee tax obligations relating to share-based compensation vestings and $5.3 million in required distributions to THG non-controlling interest unit holders. During the six months ended June 30, 2023, we took a number of actions to raise capital, including $79.2 million in net proceeds raised through the issuance of the Series A Convertible Preferred Stock.

Tax Receivable Agreement

We expect to have adequate capital resources to meet the requirements and obligations under the TRA entered into with the Legacy Unit Holders on December 2, 2021. The TRA requires us to pay holders of our Class V Common Stock, HHC and Markel (together the "Legacy Unit Holders"), 85% of the amount of cash savings, if any, under U.S. federal, state and local income tax or franchise tax realized as a result of (i) any increase in tax basis of Hagerty, Inc.'s assets resulting from (a) the purchase of THG units from any of the Legacy Unit Holders using the net proceeds from any future offering, (b) redemptions or exchanges by the Legacy Unit Holders of Class V Common Stock and THG units for shares of Class A Common Stock or (c) payments under the TRA and (ii) tax benefits related to imputed interest deemed arising as a result of payments made under the TRA.

Legacy Unit Holders may, subject to certain conditions and transfer restrictions as described in the Legacy Unit Holders Exchange Agreement executed in connection with the Business Combination, redeem or exchange their Class V Common Stock and THG units for shares of Class A Common Stock of Hagerty, Inc. on a one-for-one basis. THG made an election under Section 754 of the IRC with the filing of its 2019 income tax return, which cannot be revoked without the permission of the Internal Revenue Service ("IRS") Commissioner and will be in place for any future exchange of THG units. The redemptions and exchanges are expected to result in increases in the tax basis of the tangible and intangible assets of THG. These increases in tax basis may reduce the amount of tax that we would otherwise be required to pay in the future. This payment obligation as a part of the TRA is an obligation of Hagerty, Inc. and not of THG. For purposes of the TRA, the cash tax savings in income tax will be computed by comparing the actual income tax liability of Hagerty, Inc. (calculated with certain assumptions) to the amount of such taxes that Hagerty, Inc. would have been required to pay had there been no increase to the tax basis of the assets of THG as a result of the redemptions or exchanges and had Hagerty, Inc. not entered into the TRA. Estimating the amount of payments that may be made under the TRA is by nature imprecise, insofar as the calculation of amounts payable depends on a variety of factors.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements as of June 30, 2024.

Critical Accounting Policies and Estimates

The preparation of the unaudited Condensed Consolidated Financial Statements in accordance with GAAP requires management to make significant judgments, assumptions, and estimates that materially affect the amounts reported in the Company's Condensed Consolidated Financial Statements. Management's judgments, assumptions, and estimates are based on historical experience, future expectations, and other factors that are believed to be reasonable as of the date of the Condensed Consolidated Financial Statements. Actual results may ultimately differ from management's original estimates, as future events and circumstances sometimes do not develop as expected.

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

Non-GAAP Financial Measures

Adjusted EBITDA

We define Adjusted EBITDA as consolidated Net income, excluding interest and other income (expense), income tax expense, and depreciation and amortization, further adjusted to exclude (i) changes in the fair value of our warrant liabilities; (ii) share-based compensation expense; and when applicable, (iii) restructuring, impairment and related charges, net; (iv) gains, losses and impairments related to divestitures; and (v) certain other unusual items.

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

By providing this non-GAAP financial measure, together with a reconciliation to Net income, which is the most comparable GAAP measure, we believe we are enhancing investors' understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing our strategic initiatives. However, Adjusted EBITDA has limitations as an analytical tool, and should not be considered in isolation, or as an alternative to, or a substitute for Net income or other financial statement data presented in our Condensed Consolidated Financial Statements as indicators of financial performance. Our definition of Adjusted EBITDA may be different than similarly titled measures used by other companies in our industry, which could reduce the usefulness of this non-GAAP financial measure when comparing our performance to that of other companies.

The following table reconciles Adjusted EBITDA to the most directly comparable GAAP measure, which is Net income:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

	in thousands
Net income	$42,657	$15,539	$50,856	$514
Interest and other (income) expense (1)	(12,342)	(3,770)	(19,586)	(9,417)
Income tax expense	5,811	3,730	10,940	7,398
Depreciation and amortization	10,014	10,397	20,574	24,140
EBITDA	46,140	25,896	62,784	22,635
Restructuring, impairment and related charges, net	—	2,849	—	8,384
Change in fair value of warrant liabilities	1,941	1,754	8,081	2,269
Share-based compensation expense	4,383	4,018	8,926	7,934
Gain related to divestiture	(87)	—	(87)	—
Other unusual items (2)	736	(150)	736	(150)
Adjusted EBITDA	$53,113	$34,367	$80,440	$41,072

(1)    Excludes interest expense related to the BAC Credit Facility, which is recorded within "Sales expense" on the Condensed Consolidated Statements of Operations.
(2)    Other unusual items includes $0.7 million of professional fees associated with the exchange offer related to our warrants for the three and six months ended June 30, 2024 and a net legal settlement recovery for the three and six months ended June 30, 2023. Refer to Note 17 — Warrants in Item 1 of Part I of this Quarterly Report for additional information with respect to our warrants.

Adjusted EPS

We define Adjusted Earnings Per Share ("Adjusted EPS") as consolidated Net income, less changes in the fair value of our warrant liabilities, divided by our outstanding and total potentially dilutive securities, which includes (i) the weighted average issued and outstanding shares of Class A Common Stock; (ii) all issued and outstanding non-controlling interest units of THG; (iii) all issued and outstanding shares of our Series A Convertible Preferred Stock on an as-converted basis; (iv) all unissued share-based compensation awards; and (v) all unexercised warrants. Refer to Note 17 — Warrants in Item 1 of Part I of this Quarterly Report for additional information with respect to the warrant exchange offer.

The most directly comparable GAAP measure to Adjusted EPS is basic earnings per share ("Basic EPS"), which is calculated as Net income available to Class A Common Stockholders divided by the weighted average number of Class A Common Stock shares outstanding during the period.

We present Adjusted EPS because we consider it to be an important supplemental measure of our operating performance and believe it is used by securities analysts, investors and other interested parties in evaluating the consolidated performance of other companies in our industry. We also believe that Adjusted EPS, which compares our consolidated Net income with our outstanding and potentially dilutive shares, provides useful information to investors regarding our performance on a fully consolidated basis.

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

The following table reconciles Adjusted EPS to the most directly comparable GAAP measure, which is Basic EPS:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

	in thousands (except per share amounts)
Numerator:
Net income available to Class A Common Stockholders (1)	$7,912	$2,388	$4,955	$305
Accretion of Series A Convertible Preferred Stock	1,839	—	3,677	—
Undistributed earnings allocated to Series A Convertible Preferred Stock	627	17	395	1
Net income attributable to non-controlling interest	32,279	13,134	41,829	208
Consolidated net income	42,657	15,539	50,856	514
Change in fair value of warrant liabilities	1,941	1,754	8,081	2,269
Adjusted consolidated net income (2)	$44,598	$17,293	$58,937	$2,783

Denominator:
Weighted average shares of Class A Common Stock outstanding — Basic (1)	85,687	84,371	85,171	83,820
Total potentially dilutive securities outstanding:
Non-controlling interest units	255,368	255,499	255,368	255,499
Series A Convertible Preferred Stock, on an as-converted basis	6,785	6,785	6,785	6,785
Total unissued share-based compensation awards	8,228	7,022	8,228	7,022
Total warrants outstanding (3)	3,876	19,484	3,876	19,484
Potentially dilutive shares outstanding	274,257	288,790	274,257	288,790
Fully dilutive shares outstanding (2)	359,944	373,161	359,428	372,610

Basic EPS (1)	$0.09	$0.03	$0.06	$—

Adjusted EPS (2)	$0.12	$0.05	$0.16	$0.01

(1)    Numerator and Denominator, respectively, of the GAAP measure Basic EPS
(2)    Numerator and Denominator, respectively, of the non-GAAP measure Adjusted EPS
(3)    For the three and six months ended June 30, 2024, the dilutive impact of the outstanding warrants included in the calculation of Adjusted EPS represents the number of Class A Common Stock shares issued in relation to the warrant exchange transaction that closed in July 2024. Refer to Note 17 — Warrants in Item 1 of Part I of this Quarterly Report for additional information with respect to the warrant exchange transaction.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Hagerty Re diversified its investment portfolio during the second quarter of 2024, and as a result we are exposed to interest rate risk and credit risk related to its investments. For a discussion of our exposure to market risk, refer to the market risk disclosures set forth in Part II, Item 1A of this Quarterly Report and Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report.

Interest rate risk - Available-for-sale securities

Interest rate risk is the risk that we will incur economic losses due to adverse changes in interest rates. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed maturity securities. Fluctuations in interest rates have a direct effect on the market valuation of these securities. When market interest rates increase, the fair value of our fixed maturity securities decreases. Conversely, as interest rates decrease, the fair value of our fixed maturity securities increases. We manage this interest rate risk by investing in securities with varied maturity dates and by managing the duration of our investment portfolio. The target duration of our investment portfolio is two to four years.

As of June 30, 2024, we held fixed maturity securities with a fair value of $460.4 million. The table below illustrates the sensitivity of the value of our fixed maturity securities with hypothetical changes in interest rates as of June 30, 2024.

	June 30, 2024
	Estimated Fair Value	Estimated Change in Fair Value	Estimated % Increase (Decrease) in Fair Value

	in thousands (except percentages)
200 basis points increase	$432,562	$(27,822)	(6.0)%
100 basis points increase	$446,633	$(13,751)	(3.0)%
No change	$460,384	$—	—%
100 basis points decrease	$473,687	$13,303	2.9%
200 basis points decrease	$486,547	$26,163	5.7%

Credit risk - Available-for-sale securities

Credit risk is the potential loss resulting from adverse changes in an issuer's ability to repay its debt obligations. We have exposure to credit risk as a holder of fixed maturity securities. Our risk management strategy and investment policy are designed to invest in investment grade debt and to limit the amount of credit exposure with respect to a single issuer to no greater than 5%, except for the U.S. Federal Government. As of June 30, 2024, all fixed income securities in our investment portfolio were rated investment grade by at least one nationally recognized rating organization.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms specified by the SEC and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the three months ended June 30, 2024, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Refer to Note 22 — Commitments and Contingencies in Item 1 of Part I of this Quarterly Report for additional information related to legal proceedings.

ITEM 1A. RISK FACTORS

Other than the risk factor below, as of the date of this Quarterly Report, there have been no material changes to our risk factors as previously disclosed in our Annual Report. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks that we currently do not know about or currently view as immaterial may also materially adversely affect our business, financial condition, or operating results.

Performance of our investment portfolio is subject to a variety of investment risks that may adversely affect our financial results.

Our results of operations depend, in part, on the performance of our investment portfolio. We seek to hold a portfolio of investments in accordance with our investment policy, which is routinely reviewed by our Investment Committee.

Historically, our investment portfolio was primarily invested in cash and cash equivalents and fixed maturity securities. However, during the second quarter of 2024, we diversified our investment portfolio by opening positions in higher-yield fixed maturity securities and, to a lesser extent, equity securities. Our investments in marketable equity securities are carried on our balance sheet at fair market value and are subject to potential losses and declines in market value.

In recent years, interest rates were at or near historic lows; however, interest rates steadily rose throughout 2023 and into 2024. If interests rates decline, a low interest rate environment would place pressure on our net investment income, particularly as it relates to our equity securities and short-term investments, which, in turn, may adversely affect our operating results. Recent and future increases in interest rates could cause the values of our fixed income securities portfolios to decline, with the magnitude of the decline depending on the duration of securities included in our portfolio and the amount by which interest rates increase.

The value of our investment portfolio is subject to the risk that certain investments may default or become impaired due to deterioration in the financial condition of one or more issuers of the securities we hold, or due to deterioration in the financial condition of an insurer that guarantees an issuer's payments on such investments. Downgrades in the credit ratings of fixed maturity securities also have a significant negative effect on the market value of such securities.

Each of the foregoing factors could reduce our net investment income and result in realized investment losses. Risks for all types of securities are managed through the application of our investment policy, which establishes investment parameters that include, but are not limited to, maximum percentages of investment in certain types of securities and minimum levels of credit quality. We cannot be certain that our investment objectives will be achieved, and results may vary substantially over time. In addition, although we seek to employ investment strategies that are not correlated with our insurance and reinsurance exposures, losses in our investment portfolio may occur at the same time as underwriting losses and, therefore, exacerbate the adverse effect of the losses on us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2024, no director or officer of the Company has adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

10.2†
Form of Restricted Stock Unit Award Agreement pursuant to the Hagerty, Inc. 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company's Form 10-Q (File No. 001-40244), filed with the SEC on May 7, 2024).

10.3
Eleventh Amendment to Amended and Restated Credit Agreement, dated as of May 29, 2024, among The Hagerty Group, LLC, Wells Fargo Bank, National Association, and JPMorgan Chase Bank, N.A., as administrative agent, issuing bank and swingline lender (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K (File No. 001-40244), filed with the SEC on May 31, 2024).

10.4
Tender and Support Agreement, dated June 3, 2024, by and among Hagerty, Inc. and the warrant holders party thereto (incorporated by reference to Exhibit 10.37 of the Company's Form S-4 (File No. 333-279919), filed with the SEC on June 3, 2024).

10.5†
Employment Agreement, effective as of July 1, 2024, by and between the Company and Jeff Briglia (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K (File No. 001-40244), filed with the SEC on May 31, 2024).

10.6
Amendment No. 1 to Warrant Agreement, dated July 3, 2024 , by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K (File No. 001-40244), filed with the SEC on July 5, 2024).

10.7
Amendment No. 1 to Warrant Agreement, dated July 3, 2024 , by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K (File No. 001-40244), filed with the SEC on July 5, 2024).

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 6, 2024.

HAGERTY, INC.

By:	/s/ McKeel O Hagerty
McKeel O Hagerty
Chief Executive Officer

HAGERTY, INC.

By:	/s/ Patrick McClymont
Patrick McClymont
Chief Financial Officer