Form 10-Q
period 2024-09-30
Hagerty, Inc.
filed 2024-11-07
CIK 1840776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The registrant had 90,032,391 shares of Class A Common Stock outstanding and 251,033,906 shares of Class V Common Stock outstanding as of October 25, 2024.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this "Quarterly Report"), as well as other oral or written information we provide, contain statements that constitute "forward-looking statements" within the meaning of the federal securities laws. All statements other than statements of historical fact, are forward-looking statements, including those regarding our future operating results and financial position, our business strategy and plans, products, services, and technology offerings, market conditions, growth and trends, expansion plans and opportunities, and our objectives for future operations. The words "anticipate," "believe," "envision," "estimate," "expect," "intend," "may," "plan," "predict," "project," "target," "potential," "will," "would," "could," "should," "continue," "ongoing," "contemplate," and similar expressions, and the negative of these expressions, are intended to identify forward-looking statements.

The future events and trends discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in our forward-looking statements. Factors that could cause actual results to differ include the risks and uncertainties described in Part II, Item 1A. of this Quarterly Report and Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2023 (our "Annual Report"), which highlight, among other risks, our ability to:

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

You should not rely on forward-looking statements as predictions of future events. We operate in a very competitive and rapidly changing environment and new risks emerge from time to time. The forward-looking statements in this Quarterly Report represent our views as of the date hereof. We undertake no obligation to update any of these forward-looking statements for any reason after the date of this Quarterly Report.

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, as well as any amendments to those reports, are available free of charge through our website at investor.hagerty.com after we file them with, or furnish them to, the Securities and Exchange Commission ("SEC"). We use our investor relations website, investor.hagerty.com, as a means of disclosing information which may be of interest or material to our investors and for complying with disclosure obligations under Regulation FD. Accordingly, investors should monitor our investor relations website, in addition to following our press releases, SEC filings, public conference calls, webcasts, and social media channels. Information contained on or accessible through, including any reports available on, our website or social media channels is not a part of, and is not incorporated by reference into, this Quarterly Report or any other report or document we file with the SEC. Any reference to our website in this Quarterly Report is intended to be an inactive textual reference only.

Unless the context indicates otherwise, the terms "we," "our," "us," "Hagerty," and the "Company" refer to Hagerty, Inc. and its consolidated subsidiaries, including The Hagerty Group, LLC ("THG").

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Hagerty, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

REVENUE:	in thousands (except per share amounts)
Commission and fee revenue	$116,161	$103,173	$333,817	$287,972
Earned premium	165,686	139,785	474,917	384,498
Membership, marketplace and other revenue	41,527	32,616	99,573	82,700
Total revenue	323,374	275,574	908,307	755,170
OPERATING EXPENSES:
Salaries and benefits	47,192	51,318	161,001	160,122
Ceding commissions, net	77,501	65,413	221,877	181,188
Losses and loss adjustment expenses	99,430	57,485	226,515	159,461
Sales expense	59,141	47,737	146,791	124,791
General and administrative	20,837	22,166	62,072	64,865
Depreciation and amortization	9,184	10,753	29,758	34,893
Restructuring, impairment and related charges, net	—	473	—	8,857
Gains, losses, and impairments related to divestitures	—	4,112	(87)	4,112
Total operating expenses	313,285	259,457	847,927	738,289
OPERATING INCOME	10,089	16,117	60,380	16,881
Gain (loss) related to warrant liabilities, net	(463)	850	(8,544)	(1,419)
Interest and other income (expense), net	8,359	6,260	27,945	15,677
INCOME BEFORE INCOME TAX EXPENSE	17,985	23,227	79,781	31,139
Income tax benefit (expense)	1,022	(4,604)	(9,918)	(12,002)
NET INCOME	19,007	18,623	69,863	19,137
Net income attributable to non-controlling interest	(14,122)	(13,269)	(55,951)	(13,477)
Accretion of Series A Convertible Preferred Stock	(1,875)	(1,838)	(5,552)	(1,838)
NET INCOME ATTRIBUTABLE TO CLASS A COMMON STOCKHOLDERS	$3,010	$3,516	$8,360	$3,822

Earnings per share of Class A Common Stock:
Basic	$0.03	$0.04	$0.09	$0.04
Diluted	$0.03	$0.04	$0.09	$0.04

Weighted average shares of Class A Common Stock outstanding:
Basic	89,691	84,479	86,689	84,042
Diluted	89,691	84,479	87,601	84,042

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
See Note 21 for information regarding Related-Party Transactions.

Hagerty, Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

	in thousands
Net income	$19,007	$18,623	$69,863	$19,137
Other comprehensive income (loss), net of tax:
Change in net unrealized gain on available-for-sale investments	7,970	—	8,718	—
Foreign currency translation adjustments	402	(955)	(425)	392
Change in unrealized gain (loss) on interest rate swap	—	(97)	(2,234)	(245)
Other comprehensive income (loss)	8,372	(1,052)	6,059	147
Comprehensive income	27,379	17,571	75,922	19,284
Comprehensive income attributable to non-controlling interest	(20,380)	(12,476)	(60,475)	(13,588)
Accretion of Series A Convertible Preferred Stock	(1,875)	(1,838)	(5,552)	(1,838)
Comprehensive income attributable to Class A Common Stockholders	$5,124	$3,257	$9,895	$3,858

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
See Note 21 for information regarding Related-Party Transactions.

Hagerty, Inc.
Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
	2024	2023

ASSETS	in thousands (except share amounts)
Current Assets:
Cash and cash equivalents	$147,120	$108,326
Restricted cash and cash equivalents	176,309	615,950
Investments	61,827	10,946
Accounts receivable	93,488	71,530
Premiums receivable	201,992	137,525
Commissions receivable	18,987	79,115
Notes receivable	62,517	35,896
Deferred acquisition costs, net	168,635	141,637
Other current assets	77,995	49,293
Total current assets	1,008,870	1,250,218
Investments	471,965	5,526
Notes receivable	11,667	17,018
Property and equipment, net	18,674	20,764
Lease right-of-use assets	45,916	50,515
Intangible assets, net	92,035	91,924
Goodwill	114,175	114,214
Other long-term assets	54,710	38,033
TOTAL ASSETS	$1,818,012	$1,588,212
LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$74,547	$87,175
Losses payable and provision for unpaid losses and loss adjustment expenses	258,836	198,508
Commissions payable	94,005	108,739
Due to insurers	118,480	79,815
Advanced premiums	30,639	20,471
Unearned premiums	385,619	317,275
Contract liabilities	38,890	30,316
Total current liabilities	1,001,016	842,299
Long-term lease liabilities	44,866	50,459
Long-term debt, net	122,867	130,680
Warrant liabilities	—	34,018
Deferred tax liability	21,008	15,937
Contract liabilities	15,834	17,335
Other long-term liabilities	4,199	4,139
TOTAL LIABILITIES	1,209,790	1,094,867
Commitments and Contingencies (Note 22)	—	—
TEMPORARY EQUITY
Preferred stock, $0.0001 par value (20,000,000 shares authorized, 8,483,561 Series A Convertible Preferred Stock issued and outstanding as of September 30, 2024 and December 31, 2023)	82,788	82,836
STOCKHOLDERS' EQUITY
Class A Common Stock, $0.0001 par value (500,000,000 shares authorized, 89,980,363 and 84,588,536 issued and outstanding as of September 30, 2024 and December 31, 2023, respectively)	9	8
Class V Common Stock, $0.0001 par value (300,000,000 authorized, 251,033,906 shares issued and outstanding as of September 30, 2024 and December 31, 2023)	25	25
Additional paid-in capital	601,867	561,754
Accumulated earnings (deficit)	(455,083)	(468,995)
Accumulated other comprehensive income (loss)	1,447	(88)
Total stockholders' equity	148,265	92,704
Non-controlling interest	377,169	317,805
Total equity (Note 16)	525,434	410,509
TOTAL LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY	$1,818,012	$1,588,212
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
See Note 21 for information regarding Related-Party Transactions.

Hagerty, Inc.
Condensed Consolidated Statements of Changes in Temporary Equity and Stockholders' Equity (Unaudited)

				Three months ended September 30, 2024
	Temporary Equity		Stockholders' Equity
	Series A Convertible Preferred Stock		Class A Common Stock		Class V Common Stock		Additional Paid in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
in thousands	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2024	8,484	$80,913	85,703	$8	251,034	$25	$555,040	$(459,968)	$(667)	$94,438	$359,955	$454,393
Net income	—	—	—	—	—	—	—	4,885	—	4,885	14,122	19,007
Accretion of Series A Convertible Preferred Stock	—	1,875	—	—	—	—	(1,875)	—	—	(1,875)	—	(1,875)
Other comprehensive income	—	—	—	—	—	—	—	—	2,114	2,114	6,258	8,372
Issuance of shares under employee plans, net of shares withheld for employee taxes	—	—	212	—	—	—	(1,125)	—	—	(1,125)	—	(1,125)
Warrant Exchange (see Note 17)	—	—	3,876	1	—	—	42,569	—	—	42,570	—	42,570
Share-based compensation	—	—	—	—	—	—	4,092	—	—	4,092	—	4,092
Exchange of THG units for Class A Common Stock	—	—	189	—	—	—	2,055	—	—	2,055	(2,055)	—
Reallocation between controlling and non-controlling interest	—	—	—	—	—	—	1,111	—	—	1,111	(1,111)	—
Balance at September 30, 2024	8,484	$82,788	89,980	$9	251,034	$25	$601,867	$(455,083)	$1,447	$148,265	$377,169	$525,434

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
See Note 21 for information regarding Related-Party Transactions.

Hagerty, Inc.
Condensed Consolidated Statements of Changes in Temporary Equity and Stockholders' Equity (Unaudited)

				Nine months ended September 30, 2024
	Temporary Equity		Stockholders' Equity
	Series A Convertible Preferred Stock		Class A Common Stock		Class V Common Stock		Additional Paid in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
in thousands	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2023	8,484	$82,836	84,589	$8	251,034	$25	$561,754	$(468,995)	$(88)	$92,704	$317,805	$410,509
Net income	—	—	—	—	—	—	—	13,912	—	13,912	55,951	69,863
Accretion of Series A Convertible Preferred Stock	—	5,552	—	—	—	—	(5,552)	—	—	(5,552)	—	(5,552)
Dividends related to Series A Convertible Preferred Stock	—	(5,600)	—	—	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	—	1,535	1,535	4,524	6,059
Issuance of shares under employee plans, net of shares withheld for employee taxes	—	—	1,195	—	—	—	(5,713)	—	—	(5,713)	—	(5,713)
Warrant Exchange (see Note 17)	—	—	3,876	1	—	—	42,569	—	—	42,570	—	42,570
Share-based compensation	—	—	—	—	—	—	13,018	—	—	13,018	—	13,018
Exchange of THG units for Class A Common Stock	—	—	320	—	—	—	3,227	—	—	3,227	(3,227)	—
Distributions paid to non-controlling interest holders	—	—	—	—	—	—	—	—	—	—	(5,320)	(5,320)
Reallocation between controlling and non-controlling interest	—	—	—	—	—	—	(7,436)	—	—	(7,436)	7,436	—
Balance at September 30, 2024	8,484	$82,788	89,980	$9	251,034	$25	$601,867	$(455,083)	$1,447	$148,265	$377,169	$525,434

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
See Note 21 for information regarding Related-Party Transactions.

Hagerty, Inc.
Condensed Consolidated Statements of Changes in Temporary Equity and Stockholders' Equity (Unaudited)

				Three months ended September 30, 2023
	Temporary Equity		Stockholders' Equity
	Series A Convertible Preferred Stock		Class A Common Stock		Class V Common Stock		Additional Paid in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
in thousands	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2023	8,484	$79,159	84,406	$8	251,034	$25	$556,595	$(489,296)	$83	$67,415	$311,395	$378,810
Net income	—	—	—	—	—	—	—	5,354	—	5,354	13,269	18,623
Accretion of Series A Convertible Preferred Stock	—	1,838	—	—	—	—	(1,838)	—	—	(1,838)	—	(1,838)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(259)	(259)	(793)	(1,052)
Issuance of shares under employee plans, net of shares withheld for employee taxes	—	—	73	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	—	—	4,935	—	—	4,935	—	4,935
Non-controlling interest issued capital	—	—	—	—	—	—	—	—	—	—	179	179
Termination of MHH Joint Venture (see Note 9)	—	—	—	—	—	—	(917)	376	—	(541)	(1,526)	(2,067)
Reallocation between controlling and non-controlling interest	—	—	—	—	—	—	(814)	—	—	(814)	814	—
Balance at September 30, 2023	8,484	$80,997	84,479	$8	251,034	$25	$557,961	$(483,566)	$(176)	$74,252	$323,338	$397,590

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
See Note 21 for information regarding Related-Party Transactions.

Hagerty, Inc.
Condensed Consolidated Statements of Changes in Temporary Equity and Stockholders' Equity (Unaudited)

				Nine months ended September 30, 2023
	Temporary Equity		Stockholders' Equity
	Series A Convertible Preferred Stock		Class A Common Stock		Class V Common Stock		Additional Paid in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
in thousands	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2022	—	$—	83,203	$8	251,034	$25	$549,034	$(489,602)	$(213)	$59,252	$308,117	$367,369
Net income	—	—	—	—	—	—	—	5,660	—	5,660	13,477	19,137
Accretion of Series A Convertible Preferred Stock	—	1,838	—	—	—	—	(1,838)	—	—	(1,838)	—	(1,838)
Other comprehensive income	—	—	—	—	—	—	—	—	37	37	110	147
Issuance of shares under employee plans, net of shares withheld for employee taxes	—	—	1,016	—	—	—	906	—	—	906	—	906
Share-based compensation	—	—	—	—	—	—	13,157	—	—	13,157	—	13,157
Exchange of THG units for Class A Common Stock	—	—	260	—	—	—	2,311	—	—	2,311	(2,311)	—
Issuance of Series A Convertible Preferred Stock, net of issuance costs	8,484	79,159	—	—	—	—	—	—	—	—	—	—
Non-controlling interest issued capital	—	—	—	—	—	—	—	—	—	—	779	779
Termination of MHH Joint Venture (see Note 9)	—	—	—	—	—	—	(917)	376	—	(541)	(1,526)	(2,067)
Reallocation between controlling and non-controlling interest	—	—	—	—	—	—	(4,692)	—	—	(4,692)	4,692	—
Balance at September 30, 2023	8,484	$80,997	84,479	$8	251,034	$25	$557,961	$(483,566)	$(176)	$74,252	$323,338	$397,590

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
See Note 21 for information regarding Related-Party Transactions.

Hagerty, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended September 30,
	2024	2023

OPERATING ACTIVITIES:	in thousands
Net income	$69,863	$19,137
Adjustments to reconcile net income to net cash from operating activities:
Loss related to warrant liabilities, net	8,544	1,419
Depreciation and amortization	29,758	34,893
Provision for deferred taxes	2,772	4,973
Impairment of operating lease right-of-use assets	—	1,147
Loss on disposals of equipment, software and other assets	401	2,019
Gains, losses, and impairments related to divestitures	(87)	2,827
Share-based compensation expense	13,018	13,157
Non-cash lease expense	5,920	9,472
Other	(354)	708
Changes in operating assets and liabilities:
Accounts, premiums and commissions receivable	(28,062)	(107,001)
Deferred acquisition costs, net	(26,998)	(47,936)
Losses payable and provision for unpaid losses and loss adjustment expenses	60,328	23,527
Commissions payable	(14,734)	34,582
Due to insurers	38,586	45,322
Advanced premiums	10,166	11,800
Unearned premiums	68,344	100,439
Operating lease liabilities	(6,781)	(9,018)
Other assets and liabilities, net	(41,042)	(9,246)
Net Cash Provided by Operating Activities	189,642	132,221
INVESTING ACTIVITIES:
Capital expenditures	(17,278)	(21,556)
Acquisitions, net of cash acquired, and other investments	(23,865)	(8,690)
Issuance of notes receivable	(55,030)	(11,405)
Collection of notes receivable	32,099	10,252
Purchases of fixed maturity securities	(565,838)	(7,277)
Proceeds from sales of fixed maturity securities	53,253	—
Proceeds from maturities of fixed maturity securities	23,766	4,128
Purchases of equity securities	(10,602)	—
Other investing activities	1,005	86
Net Cash Used in Investing Activities	(562,490)	(34,462)
FINANCING ACTIVITIES:
Payments on long-term debt	(63,202)	(132,850)
Proceeds from long-term debt, net of issuance costs	52,718	100,345
Proceeds from issuance of Series A Convertible Preferred Stock, net of issuance costs	—	79,159
Contribution from non-controlling interest	—	779
Distributions paid to non-controlling interest unit holders	(5,320)	—
Payment of Series A Convertible Preferred Stock dividends	(5,600)	—
Funding of employee tax obligations upon vesting of share-based payments	(5,713)	—
Proceeds from issuance of Class A Common Stock under employee stock purchase plan	—	906
Net Cash Provided by (Used in) Financing Activities	(27,117)	48,339
Effect of exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	(882)	286

Change in cash and cash equivalents and restricted cash and cash equivalents	(400,847)	146,384
Beginning cash and cash equivalents and restricted cash and cash equivalents	724,276	539,191
Ending cash and cash equivalents and restricted cash and cash equivalents	$323,429	$685,575

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
See Note 21 for information regarding Related-Party Transactions.

Hagerty, Inc.
Notes To Condensed Consolidated Financial Statements (Unaudited)

1 — Basis of Presentation and Accounting Policies

In these Notes to the Condensed Consolidated Financial Statements, the terms "Hagerty," and the "Company" refer to Hagerty, Inc. and its consolidated subsidiaries, including The Hagerty Group, LLC ("THG"), unless the context requires otherwise. In addition, the Company's insurance policyholders and paid Hagerty Drivers Club ("HDC") subscribers are collectively referred to as "Members".

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

These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

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

As of September 30, 2024 and December 31, 2023, Hagerty, Inc. had economic ownership of 26.1% and 24.9%, respectively, of THG and is its sole managing member. Hagerty, Inc. reports a non-controlling interest representing the economic interest in THG held by other parties.

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

These SPEs are considered to be variable interest entities (each, a "VIE") under GAAP and their financial statements are consolidated by BAC, which is the primary beneficiary of the SPEs and also a consolidated subsidiary of the Company. BAC is considered to be the primary beneficiary of the SPEs because it has (i) power over the significant activities of the SPEs through its role as servicer of the notes receivable used to secure borrowings under the BAC Credit Agreement and (ii) the obligation to absorb losses or the right to receive returns that could be significant through its interest in the residual cash flows of the SPEs.

Refer to Note 5 — Notes Receivable and Note 14 — Long-Term Debt for additional information.

The following table presents the assets and liabilities of the Company's consolidated variable interest entities as of September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023

ASSETS	in thousands
Cash and cash equivalents	$412	$83
Restricted cash and cash equivalents	1,900	961
Accounts receivable	—	190
Notes receivable	62,773	30,125
Other assets	2,218	2,900
TOTAL ASSETS	$67,303	$34,259
LIABILITIES
Accounts payable, accrued expenses and other current liabilities	$2,086	$1,881
Long-term debt, net	46,118	25,782
TOTAL LIABILITIES	$48,204	$27,663

Emerging Growth Company — The Company currently qualifies as an "emerging growth company" under the Jumpstart Our Business Startups Act of 2012 and can delay the adoption of new or revised accounting standards until those standards would apply to private companies.

The Company intends to avail itself of this extended transition period and, therefore, the Company may not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies or have opted out of using such extended transition period. As of September 30, 2024, the Company has not delayed the adoption of any new or revised accounting standards despite qualifying as an emerging growth company.

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

These reclassifications had no effect on the Company's previously reported operating income, net income, earnings per share, cash flows, or retained earnings.

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

Significant estimates made by management include, but are not limited to: (i) the provision for unpaid losses and loss adjustment expenses, including incurred but not reported claims (see Note 11); (ii) the valuation of the Company's deferred income tax assets (see Note 20); (iii) the amount of the liability associated with the Tax Receivable Agreement ("TRA") (see Note 20); (iv) the fair values of the reporting units used in assessing the recoverability of goodwill; (v) the valuation and useful lives of intangible assets (see Note 10); and (vi) the fair value of the Company's previous warrant liabilities (see Note 4 and Note 17). Although some variability is inherent in these estimates, management believes that the current estimates are reasonable in all material respects. These estimates are reviewed regularly and adjusted, as necessary. Adjustments related to changes in estimates are reflected in the Company's results of operations in the period during which those estimates changed.

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

Investments — Fixed maturity securities are classified as available-for-sale and recorded on the Condensed Consolidated Balance Sheets at their fair value, with those having maturity dates within one year of the balance sheet date classified within current assets. On a quarterly basis, fixed maturity securities with unrealized losses are reviewed to determine whether the decline in fair value is attributable to a material credit loss. If a material credit loss is noted, an allowance is established and the credit loss is recorded in the Condensed Consolidated Statements of Operations.

Unrealized gains and losses on fixed maturity securities are recorded within "Change in net unrealized gain on available-for-sale investments", a component of "Accumulated other comprehensive income (loss)" on the Condensed Consolidated Balance Sheets. Realized investment gains or losses from sales of available-for-sale investments are recorded within "Interest and other income (expense), net" in the Condensed Consolidated Statements of Operations.

Interest on fixed maturity securities is recorded within "Interest and other income (expense), net" in the Condensed Consolidated Statements of Operations. Premiums and discounts are amortized or accreted, respectively, over the lives of the related fixed maturity securities as an adjustment to the yield using the effective interest method.

Equity securities are recorded on the Condensed Consolidated Balance Sheets at their fair value and are classified within current assets. Dividend income, as well as realized and unrealized gains and losses on equity securities are recorded within "Interest and other income (expense), net" in the Condensed Consolidated Statements of Operations.

Refer to Note 3 — Investments and Note 4 — Fair Value Measurements for additional information regarding the Company's investment portfolio.

Supplemental Cash Flow Information — The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents as of September 30, 2024 and 2023:

	September 30,
	2024	2023

	in thousands
Cash and cash equivalents	$147,120	$90,710
Restricted cash and cash equivalents	176,309	594,865
Total cash and cash equivalents and restricted cash and cash equivalents	$323,429	$685,575

The table below presents information regarding the Company's non-cash investing and financing activities, as well as the cash paid for interest and taxes for the nine months ended September 30, 2024 and 2023:

	Nine months ended September 30,
	2024	2023

NON-CASH INVESTING ACTIVITIES:	in thousands
Issuance of notes receivable (1)	$5,290	$6,067
Collection of notes receivable (1)	$7,264	$4,547
Capital expenditures	$248	$237
Acquisitions	$—	$1,742
Termination of MHH Joint Venture (Refer to Note 9)	$—	$2,929

NON-CASH FINANCING ACTIVITIES:
Warrant Exchange (Refer to Note 17)	$2,006	$—
Exchange of THG units for Class A Common Stock (Refer to Note 16)	$3,227	$2,311

CASH PAID FOR:
Interest	$5,559	$4,236
Income taxes	$17,500	$7,000

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

Supplemental Balance Sheet Information

Restricted Assets — As discussed in more detail below, certain of the Company's subsidiaries hold assets in trust and/or that are restricted as to their use.

The Company's MGA subsidiaries collect premiums from insureds on behalf of insurance carriers. Prior to remittance to the insurance carrier, these funds are required to be held in trust for the benefit of the insurance carriers and segregated from the Company's operating cash.

Hagerty Re maintains trust accounts for the benefit of various ceding insurers as security for their obligations for losses, loss expenses, unearned premium and profit-sharing commissions.

On September 1, 2024, the Company acquired Consolidated National Insurance Company, which was subsequently renamed Drivers Edge Insurance Company ("Drivers Edge"). Drivers Edge maintains assets on deposit with a number of regulatory authorities to support its insurance operations. Refer to Note 8 — Acquisition for additional information related to the Company's acquisition of Drivers Edge.

BAC and its consolidated subsidiaries maintain bank accounts that are required for the operation of the BAC Credit Facility (as defined in Note 14 — Long-Term Debt). The funds in these bank accounts represent security under the BAC Credit Facility and their use is restricted to the servicing of the debt outstanding under that facility.

The following table presents the components of the Company's restricted assets as of September 30, 2024 and December 31, 2023:

	Balance Sheet Classification	September 30,	December 31,
		2024	2023

		in thousands
Cash and cash equivalents	Restricted cash and cash equivalents	$176,309	$615,950
Fixed maturity securities	Investments	522,212	16,472
Equity securities	Investments	11,580	—
Total restricted assets		$710,101	$632,422

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

2 — Revenue

Disaggregation of Revenue — The tables below present Hagerty's revenue by distribution channel, as well as a reconciliation to total revenue for the three and nine months ended September 30, 2024 and 2023. Commission and fee revenue and contingent underwriting commission ("CUC") revenue earned from the agent distribution channel includes revenue generated through Hagerty's relationships with independent agents and brokers. Commission and fee revenue and CUC revenue earned from the direct distribution channel includes revenue generated by Hagerty's employee agents.

Prior to 2024, the Company's MGA subsidiaries have earned a base commission of approximately 32% of written premium, as well as an additional contingent commission of up to 10% annually. In December 2023, the Company's alliance agreement and associated agency agreement with Markel Group, Inc. ("Markel") was amended to increase the base commission rate on the personal lines United States ("U.S.") auto business to 37% and to adjust the contingent commission to range from -5% to a maximum of +5% of annual written premium. This amendment resulted in a smaller proportion of total revenue being attributable to contingent commissions during the three and nine months ended September 30, 2024, when compared to the three and nine months ended September 30, 2023.

	Three months ended September 30, 2024
	Agent	Direct	Total

	in thousands
Commission and fee revenue	$57,857	$47,606	$105,463
Contingent commission revenue	5,997	4,701	10,698
Membership revenue	—	14,800	14,800
Marketplace and other revenue	—	26,727	26,727
Total revenue from customer contracts	63,854	93,834	157,688
Earned premium			165,686
Total revenue			$323,374

	Three months ended September 30, 2023
	Agent	Direct	Total

	in thousands
Commission and fee revenue	$44,387	$37,388	$81,775
Contingent commission revenue	11,825	9,573	21,398
Membership revenue	—	13,835	13,835
Marketplace and other revenue	—	18,781	18,781
Total revenue from customer contracts	56,212	79,577	135,789
Earned premium			139,785
Total revenue			$275,574

	Nine months ended September 30, 2024
	Agent	Direct	Total

	in thousands
Commission and fee revenue	$164,737	$136,597	$301,334
Contingent commission revenue	17,869	14,614	32,483
Membership revenue	—	42,385	42,385
Marketplace and other revenue	—	57,188	57,188
Total revenue from customer contracts	182,606	250,784	433,390
Earned premium			474,917
Total revenue			$908,307

	Nine months ended September 30, 2023
	Agent	Direct	Total

	in thousands
Commission and fee revenue	$123,046	$104,229	$227,275
Contingent commission revenue	33,506	27,191	60,697
Membership revenue	—	39,528	39,528
Marketplace and other revenue	—	43,172	43,172
Total revenue from customer contracts	156,552	214,120	370,672
Earned premium			384,498
Total revenue			$755,170

The following tables present Hagerty's revenue disaggregated by geographic area, as well as a reconciliation to total revenue for the three months ended September 30, 2024 and 2023:

	Three months ended September 30, 2024
	U.S.	Canada	Europe	Total

	in thousands
Commission and fee revenue	$96,688	$6,952	$1,823	$105,463
Contingent commission revenue	10,544	—	154	10,698
Membership revenue	13,844	955	1	14,800
Marketplace and other revenue	25,229	205	1,293	26,727
Total revenue from customer contracts	146,305	8,112	3,271	157,688
Earned premium				165,686
Total revenue				$323,374

	Three months ended September 30, 2023
	U.S.	Canada	Europe	Total

	in thousands
Commission and fee revenue	$73,891	$6,422	$1,462	$81,775
Contingent commission revenue	21,360	—	38	21,398
Membership revenue	12,942	893	—	13,835
Marketplace and other revenue	17,779	229	773	18,781
Total revenue from customer contracts	125,972	7,544	2,273	135,789
Earned premium				139,785
Total revenue				$275,574

The following tables present Hagerty's revenue disaggregated by geographic area, as well as a reconciliation to total revenue for the nine months ended September 30, 2024 and 2023:

	Nine months ended September 30, 2024
	U.S.	Canada	Europe	Total

	in thousands
Commission and fee revenue	$277,613	$18,878	$4,843	$301,334
Contingent commission revenue	32,235	—	248	32,483
Membership revenue	39,592	2,792	1	42,385
Marketplace and other revenue	52,911	1,230	3,047	57,188
Total revenue from customer contracts	402,351	22,900	8,139	433,390
Earned premium				474,917
Total revenue				$908,307

	Nine months ended September 30, 2023
	U.S.	Canada	Europe	Total

	in thousands
Commission and fee revenue	$206,099	$17,379	$3,797	$227,275
Contingent commission revenue	60,590	—	107	60,697
Membership revenue	36,865	2,663	—	39,528
Marketplace and other revenue	40,366	741	2,065	43,172
Total revenue from customer contracts	343,920	20,783	5,969	370,672
Earned premium				384,498
Total revenue				$755,170

Refer to Note 12 — Reinsurance for information regarding "Earned premium" recognized under ASC Topic 944, Financial Services - Insurance ("ASC 944").

Contract Assets and Liabilities — The following table is a summary of the Company's contract assets and liabilities as of September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023

	in thousands
Contract assets	$13,581	$75,891
Contract liabilities	$54,724	$47,651

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

Contract liabilities consist of cash collected in advance of revenue recognition and primarily includes the unrecognized portion of HDC membership fees, the unrecognized portion of the advanced commission payment received from State Farm Mutual Automobile Insurance Company ("State Farm"), and, to a much lesser extent, cash collected in advance of the completion of Marketplace private sales. Refer to Note 21 — Related-Party Transactions for additional information regarding the Company's master alliance agreement with State Farm.

3 — Investments

During the second quarter of 2024, the Company diversified its investment portfolio, purchasing fixed maturity securities and, to a much lesser extent, equity securities, with the fixed maturity securities classified as available-for-sale.

During the third quarter of 2024, in conjunction with the acquisition of Drivers Edge, the Company acquired additional fixed maturity securities, classified as available-for-sale. Refer to Note 8 — Acquisition for additional information related to the acquisition of Drivers Edge.

The Company also holds fixed maturity securities consisting of Canadian Sovereign, Provincial, and Municipal bonds. Prior to the second quarter of 2024, these investments were classified as held-to-maturity because the Company had the intent and ability to hold the investments to maturity. However, in the second quarter of 2024, these investments were reclassified as available-for-sale because management now intends to opportunistically sell bonds from this portfolio in connection with the diversification of the Company's investment portfolio. As a result of this reclassification, the Company recognized an unrealized loss of $0.2 million in the Condensed Consolidated Statements of Comprehensive Income in the second quarter of 2024.

As of September 30, 2024, all fixed maturity securities had an investment grade rating from at least one nationally recognized rating organization.

Available-for-sale investments

The following table summarizes the Company's available-for-sale investments as of September 30, 2024:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Fixed maturity securities:	in thousands
Corporate	$209,096	$4,895	$(27)	$213,964
U.S. Treasury	108,530	1,054	(23)	109,561
States and municipalities	38,211	1,718	—	39,929
Foreign	18,632	56	(54)	18,634
Asset-backed securities	25,126	650	(9)	25,767
Mortgage-backed securities	111,585	2,804	(32)	114,357
Total fixed maturity securities	$511,180	$11,177	$(145)	$522,212

On a quarterly basis, fixed maturity securities with unrealized losses are reviewed to determine whether the decline in fair value is attributable to a material credit loss. As of September 30, 2024, no credit loss allowance was recorded and all unrealized losses on available-for-sale fixed maturity securities were in such position for less than one year. It is management's intent to hold these investments to recovery, or maturity, if necessary, to recover the decline in valuation as prices accrete to par.

The following table summarizes the contractual maturities of the Company's available-for-sale investments as of September 30, 2024:

	Amortized Cost	Estimated Fair Value

	in thousands
Due in one year or less	$50,130	$50,247
Due after one year through five years	239,695	244,116
Due after five years through ten years	76,631	79,357
Due after ten years	8,013	8,368
Mortgage-backed and asset-backed securities	136,711	140,124
Total fixed maturity securities	$511,180	$522,212

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Held-to-maturity investments

The following table summarizes the fair value and related carrying amount of the Company's held-to-maturity investments as of December 31, 2023:

	Carrying Amount	Estimated Fair Value

	in thousands
Short-term	$10,946	$10,864
Long-term	5,526	5,398
Total	$16,472	$16,262

Net investment income

The following table presents the components of net investment income for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

Interest income:	in thousands
Cash and cash equivalents and restricted cash and cash equivalents	$4,514	$7,084	$21,154	$17,990
Fixed maturity securities	5,127	121	8,921	344
Total interest income	9,641	7,205	30,075	18,334
Dividends on equity securities	34	—	58	—
Gross investment income	9,675	7,205	30,133	18,334
Investment expenses	(91)	—	(213)	—
Net investment income	$9,584	$7,205	$29,920	$18,334

Net realized and unrealized gains (losses) on investments

The table below presents the components of pre-tax net investment gains (losses) included in Net Income in the Condensed Consolidated Statements of Operations and the pre-tax change in net unrealized gains (losses) included in the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2024. The gross amounts of realized investment gains and losses on fixed maturity securities were not material to the Condensed Consolidated Financial Statements and are presented on a net basis in the table below.

	Three months ended	Nine months ended
	September 30, 2024

Fixed maturity securities:	in thousands
Net realized investment gains (losses)	$700	$731
Equity securities:
Total change in fair value of equity securities	574	1,052
Net investment gains (losses)	$1,274	$1,783
Change in net unrealized gains (losses) on available-for-sale investments included in Other comprehensive income (loss):
Fixed maturity securities	$10,081	$11,032

4 — Fair Value Measurements

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

The Company's policy is to recognize significant transfers between levels, if any, at the end of the reporting period. There were no transfers between levels during the current and prior reporting periods.

Investments

Fixed maturity securities are classified as Level 2 within the fair value hierarchy and equity securities are classified as Level 1. The fair value of these investments is determined after considering various sources of information, including information provided by a third-party pricing service, which provides prices for substantially all of the Company's fixed maturity securities and equity securities. In determining fair value, the Company generally does not adjust the prices obtained from the pricing service. The Company obtains an understanding of the pricing service's valuation methodologies and related inputs, which include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, duration, credit ratings, estimated cash flows, and prepayment speeds.

Refer to Note 3 — Investments for additional information related to the Company's investment portfolio.

Interest rate swap

In December 2020, the Company entered into an interest rate swap with an original notional amount of $35.0 million, a fixed swap rate of 0.81%, and a maturity date in December 2025. The interest rate swap was designated as a cash flow hedge and the Company formally documented the relationship between the interest rate swap and its variable rate borrowings, as well as its risk management objective and strategy for undertaking the hedge transaction. The Company also assessed whether the interest rate swap was highly effective in offsetting variability in the cash flows of its variable rate borrowings. The hedge was deemed effective at inception and on an ongoing basis; therefore, any changes in fair value were recorded within "Change in unrealized gain (loss) on interest rate swap" in the Condensed Consolidated Statements of Comprehensive Income. The differential paid or received on the interest rate swap agreement was recognized as an adjustment to interest expense within "Interest and other income (expense), net" in the Condensed Consolidated Statements of Operations.

As of December 31, 2023, the interest rate swap was in an asset position and had a fair value of $2.2 million, which was recorded within "Other long-term assets" on the Condensed Consolidated Balance Sheets. The interest rate swap was classified as Level 2 within the fair value hierarchy. The significant inputs used to determine the fair value of the interest rate swap, such as the Secured Overnight Financing Rate ("SOFR") forward curve, are considered observable market inputs.

In the second quarter of 2024, the Company reduced its borrowings under the JPM Credit Facility (as defined in Note 14 — Long-Term Debt) below the $35.0 million notional amount of the interest rate swap and, as a result, the interest rate swap was settled prior to its maturity date. In connection with the settlement of the interest rate swap, the Company received $2.3 million in cash proceeds and recognized a $2.3 million gain in the second quarter of 2024 within "Interest and other income (expense), net" in the Condensed Consolidated Statements of Operations, with a corresponding amount reclassified from Accumulated other comprehensive income (loss).

Warrant liabilities

As of December 31, 2023, the Company's Public Warrants were classified as Level 1 within the fair value hierarchy as they were measured utilizing quoted market prices. The Company's Private Warrants, Underwriter Warrants, OTM Warrants (together with the Private Warrants and Underwriter Warrants, the "Private Placement Warrants"), and PIPE Warrants were classified as Level 3 within the fair value hierarchy. The Company utilized a Monte Carlo simulation model to measure the fair value of the Level 3 warrants. The Company's Monte Carlo simulation model included assumptions related to the expected stock price volatility, expected term, dividend yield, and risk-free interest rate.

In the third quarter of 2024, the Company completed the Warrant Exchange, which resulted in the settlement of all outstanding warrants. Refer to Note 17 — Warrant Exchange for additional information related to the Warrant Exchange.

Summary of assets and liabilities measured at fair value

The fair values of the Company's financial assets and liabilities as of September 30, 2024 and December 31, 2023 are shown in the following tables:

	Estimated Fair Value as of September 30, 2024
	Total	Level 1	Level 2	Level 3

	in thousands
Financial Assets
Investments:
Corporate	$213,964	$—	$213,964	$—
U.S. Treasury	109,561	—	109,561	—
States and municipalities	39,929	—	39,929	—
Foreign	18,634	—	18,634	—
Asset-backed securities	25,767	—	25,767	—
Mortgage-backed securities	114,357	—	114,357	—
Common stocks	11,580	11,580	—	—
Total	$533,792	$11,580	$522,212	$—

	Estimated Fair Value as of December 31, 2023
	Total	Level 1	Level 2	Level 3

	in thousands
Financial Assets
Fixed maturity securities, held to maturity:
Foreign	$16,472	$—	$16,472	$—
Interest rate swap	2,234	—	2,234	—
Total	$18,706	$—	$18,706	$—

Financial Liabilities
Public Warrants	$9,488	$9,488	$—	$—
Private Warrants	476	—	—	476
Underwriter Warrants	53	—	—	53
OTM Warrants	3,981	—	—	3,981
PIPE Warrants	20,020	—	—	20,020
Total	$34,018	$9,488	$—	$24,530

The following table presents a reconciliation of the Company's warrant liabilities that are classified as Level 3 within the fair value hierarchy for the nine months ended September 30, 2024 and 2023:

	Private Warrants	Underwriter Warrants	OTM Warrants	PIPE Warrants	Total

	in thousands
Balance at December 31, 2023	$476	$53	$3,981	$20,020	$24,530
Change in fair value of warrant liabilities	55	5	546	4,056	4,662
Warrant Exchange (see Note 17)	(531)	(58)	(4,527)	(24,076)	(29,192)
Balance at September 30, 2024	$—	$—	$—	$—	$—

Balance at December 31, 2022	$673	$75	$4,706	$27,227	$32,681
Change in fair value of warrant liabilities	33	4	541	554	1,132
Balance at September 30, 2023	$706	$79	$5,247	$27,781	$33,813

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

BAC aims to mitigate the risk associated with a potential devaluation in collateral by targeting an LTV ratio of 65% or less (i.e., the principal loan amount divided by the estimated value of the collateral at the time of underwriting). The LTV ratio is reassessed on a quarterly basis or if the loan is renewed. The LTV ratio is reassessed more frequently if there is a material change in the circumstances related to the loan, including if there is a material change in the value of the collateral, a material change in the borrower's disposal plans for the collateral, or if an event of default occurs. If, as a result of this reassessment, the LTV ratio increases above the target level, the borrower may be asked to make principal payments and/or post sufficient additional collateral to reduce the LTV ratio as a condition of future financing, renewal, or to avoid a default. In the event of a default by a borrower, BAC is entitled to sell the collateral to recover the outstanding principal, accrued interest balance, and any expenses incurred with respect to the recovery process.

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

The repayment of BAC's loans can be adversely impacted by a decline in the collector car market in general or in the value of the collateral, which may be concentrated within certain marques, vintages, or types of cars. In addition, in situations when BAC's claim on the collateral is subject to a legal process, the ability to realize proceeds from the collateral may be limited or delayed.

As of September 30, 2024, BAC's net notes receivable balance was $74.2 million, of which $62.5 million was classified within current assets and $11.7 million was classified within long-term assets on the Condensed Consolidated Balance Sheets. As of December 31, 2023, BAC's net notes receivable balance was $52.9 million, of which $35.9 million was classified within current assets and $17.0 million was classified within long-term assets on the Condensed Consolidated Balance Sheets. The classification of a loan as current or long-term takes into account the contractual maturity date of the loan, as well as known renewals after the balance sheet date.

The table below provides the aggregate LTV ratio for BAC's loan portfolio as of September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023

	in thousands
Secured loans	$74,184	$52,914
Estimate of collateral value	$139,108	$108,496
Aggregate LTV ratio	53.3%	48.8%

As of September 30, 2024, four borrowers each had loan balances that exceeded 10% of the total loan portfolio. These loans total $42.1 million, representing 57% of the total loan portfolio. The collateral related to these loans was $79.1 million, resulting in an aggregate LTV ratio of 53%.

Management considers a loan to be past due when an interest payment is not paid within 10 business days of the monthly due date, or if the principal amount is not repaid by the contractual maturity date. Typically, a loan becomes past due only for a short period of time during which the loan is renewed or collateral is sold to satisfy the borrower's obligations. As of September 30, 2024 and December 31, 2023, the amount of past due principal and interest payments was not material.

A non-accrual loan is a loan for which future finance revenue is not recorded due to management's determination that it is probable that future interest on the loan will not be collectible. When a loan is placed on non-accrual status, any accrued interest receivable deemed not collectible is reversed against finance revenue. Any cash receipts subsequently received on non-accrual loans are first applied to reduce the recorded principal balance of the loan, with any proceeds in excess of the principal balance then applied to interest and expenses owed by the borrower. As of September 30, 2024 and December 31, 2023, there were no non-accrual loans.

As of September 30, 2024 and December 31, 2023, the allowance for expected credit losses related to the BAC loan portfolio was not material based on management's quarterly risk assessment, which takes into consideration a number of factors including the level of historical losses for similar loans, the quality of the collateral, the low LTV ratio of the loans, management's overall assessment of the current circumstances and risks related to each loan, and, to a lesser extent, the circumstances related to each borrower.

6 — Other Assets

As of September 30, 2024 and December 31, 2023, other assets, current and long-term, consisted of:

	September 30,	December 31,
	2024	2023

	in thousands
Prepaid Software as a Service implementation costs	$36,169	$21,941
Prepaid sales, general and administrative expenses	16,744	21,300
Deferred reinsurance premiums ceded (1)	21,867	10,474
Other investments	10,332	4,363
Contract costs	9,338	8,851
Reinsurance recoverable	7,803	2,783
Inventory (2)	8,947	5,038
Deferred financing costs	3,953	5,053
Accrued investment income	3,760	104
Other	13,792	7,419
Other assets	$132,705	$87,326

(1)    Deferred reinsurance premiums ceded consists of the unearned portion of premiums ceded by Hagerty Re to various reinsurers. Refer to Note 12 — Reinsurance for additional information on the Company's reinsurance programs.
(2)    Inventory primarily includes vehicles owned by Broad Arrow that have been purchased for resale purposes.

As of September 30, 2024, Other primarily included a $6.7 million tax receivable, $2.5 million of collector vehicle investments, and $2.3 million related to digital media content. As of December 31, 2023, Other primarily included $2.7 million of collector vehicle investments, $2.2 million related to digital media content, and the $2.2 million fair value of an interest rate swap.

7 — Leases

The following table summarizes the components of the Company's operating lease expense for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

	in thousands
Operating lease expense (1)	$1,882	$3,172	$5,920	$9,472
Short-term lease expense (1)	30	131	100	347
Variable lease expense (1) (2)	1,475	2,031	3,375	3,680
Sublease revenue (3)	(344)	(202)	(1,000)	(399)
Lease cost, net	$3,043	$5,132	$8,395	$13,100

(1)    Classified within "General and administrative" on the Condensed Consolidated Statements of Operations.
(2)    Amounts include payments for maintenance, taxes, insurance, and payments affected by the Consumer Price Index.
(3)    Classified within "Membership, marketplace and other revenue" on the Condensed Consolidated Statements of Operations.

The following tables summarize supplemental balance sheet information related to operating leases as of September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023

	in thousands
Operating lease ROU assets	$45,916	$50,515

Current lease liabilities (1)	6,620	6,500
Long-term lease liabilities	44,866	50,459
Total operating lease liabilities	$51,486	$56,959

	September 30,	December 31,
	2024	2023

	in thousands
ROU assets obtained in exchange for new operating lease liabilities	$1,055	$632
Weighted average lease term	8.39	9.01
Weighted average discount rate	4.9%	4.8%

(1)    Current lease liabilities are recorded within "Accounts payable, accrued expenses and other current liabilities" on the Condensed Consolidated Balance Sheets.

The following table summarizes information about the amount and timing of the Company's future operating lease commitments as of September 30, 2024:

in thousands
2024	$2,262
2025	8,964
2026	8,292
2027	7,907
2028	7,903
Thereafter	28,296
Total lease payments	63,624
Less: imputed interest	(12,138)
Total lease liabilities	$51,486

8 — Acquisition

On September 1, 2024, the Company's subsidiary, Hagerty Insurance Holdings, Inc., acquired all of the issued and outstanding capital stock of Consolidated National Insurance Company, which was subsequently renamed to Drivers Edge, for a purchase price of $19.3 million, including $0.9 million in direct and incremental transaction costs. The acquisition of Drivers Edge is being accounted for as an asset acquisition with the $19.3 million purchase price allocated to approved state licenses ($11.3 million), cash and cash equivalents ($3.9 million), restricted fixed maturity securities ($3.7 million), and restricted cash and cash equivalents ($0.4 million).

9 — Divestitures

In 2023, management began a review of certain components of the Company's operations which resulted in the sale or reorganization of certain businesses, including Hagerty Garage + Social, DriveShare, and Motorsport Reg ("MSR"), as discussed below. This initiative supports the Company's strategy to prioritize investments and resources in the areas of its business that offer the strongest growth and profit potential.

Hagerty Garage + Social

In the third quarter of 2023, Hagerty Ventures LLC ("HV"), a wholly owned subsidiary of THG, entered into an agreement with HGS Hub Holdings LLC ("H3") to terminate the joint venture agreement governing Member Hubs Holding, LLC ("MHH"), which operates as Hagerty Garage + Social. In connection with this agreement, H3's approximately 20% equity interest in MHH was redeemed and MHH's equity interests in the Palm Beach, Florida and Redmond, Washington locations of Hagerty Garage + Social were distributed to H3. Following the termination of the joint venture agreement, HV owns 100% of MHH and its remaining Hagerty Garage + Social locations in Delray Beach, Florida; Miami, Florida; Van Nuys, California; and Burlington, Ontario.

As a result of the joint venture termination, the Company recognized a loss of $2.9 million in the third quarter of 2023, representing the difference between the fair value of the approximately 20% equity interest in MHH received by HV and the carrying value of the equity interests distributed to H3. The fair value of the approximately 20% equity interest received by MHH is a Level 3 fair value measurement and was determined using a combination of the discounted cash flow model and the adjusted book value method. This loss is recorded within "Gains, losses, and impairments related to divestitures" on the Company's Condensed Consolidated Statements of Operations.

Immediately prior to the joint venture termination, MHH entered into an agreement to terminate the real estate lease held by the Culver City, California location of Hagerty Garage + Social. In connection with this lease termination agreement, MHH paid a termination fee funded by the Company and H3 in exchange for the extinguishment of its remaining obligations under the lease. As a result of this lease termination, the Company recognized a loss of $0.6 million in the third quarter of 2023, consisting of the lease termination fee paid to the landlord, partially offset by the net effect of the derecognition of the assets and liabilities related to the lease. This loss is reported within "Gains, losses, and impairments related to divestitures" on the Company's Condensed Consolidated Statements of Operations. Following this lease termination, MHH no longer operates a Hagerty Garage + Social location in Culver City, California.

Hagerty DriveShare

In the third quarter of 2023, THG entered into an agreement to sell Hagerty DriveShare, LLC ("DriveShare"), a peer-to-peer rental platform for collector vehicles, to a third party. The sale was completed on October 9, 2023. The Company recognized a $0.4 million loss related to this sale in the third quarter of 2023, which was recorded within "Gains, losses, and impairments related to divestitures" on the Company's Condensed Consolidated Statements of Operations.

Motorsport Reg

In the second quarter of 2024, THG entered into an agreement to sell substantially all of the assets and liabilities of MSR, a motorsport membership, licensing and event online management system, to a third party. The material elements of the sale consideration include a fixed purchase price and a contingent payment opportunity, based on future performance. The Company recognized a $0.1 million gain related to the sale of MSR in the second quarter of 2024, which was recorded within "Gains, losses, and impairments related to divestitures" on the Company's Condensed Consolidated Statements of Operations.

10 — Intangible Assets

The cost and accumulated amortization of intangible assets as of September 30, 2024 and December 31, 2023 are as follows:

	Weighted Average Useful Life	September 30,	December 31,
		2024	2023

		in thousands
Internally developed software	3.3	$134,299	$126,972
Renewal rights	9.9	19,702	20,226
Trade names and trademarks	14.1	12,061	12,541
State licenses (1)	Indefinite	11,288	—
Relationships and customer lists	15.4	7,998	8,876
Other	4.2	1,095	1,445
Intangible assets		186,443	170,060
Less: accumulated amortization		(94,408)	(78,136)
Intangible assets, net		$92,035	$91,924

(1)    Represents approved state licenses related to the acquisition of Drivers Edge. Refer to Note 8 — Acquisition for additional details.

Intangible asset amortization expense was $6.2 million and $7.1 million for the three months ended September 30, 2024 and 2023, respectively, and $20.5 million and $20.9 million for the nine months ended September 30, 2024 and 2023, respectively.

Estimated future aggregate amortization expense related to intangible assets as of September 30, 2024 is as follows:

in thousands
2024	$6,284
2025	23,032
2026	16,687
2027	13,110
2028	8,031
Thereafter	13,603
Total	$80,747

11 — Provision for Unpaid Losses and Loss Adjustment Expenses

The following table presents a reconciliation of the beginning and ending provision for unpaid losses and loss adjustment expenses related to Hagerty Re, net of amounts recoverable from various reinsurers:

	Nine months ended September 30,
	2024	2023

	in thousands
Gross reserves for unpaid losses and loss adjustment expenses, beginning of year	$136,507	$111,741
Less: Reinsurance recoverable on unpaid losses and loss adjustment expenses	2,235	843
Net reserves for unpaid losses and loss adjustment expenses, beginning of year	134,272	110,898
Incurred losses and loss adjustment expenses:
Current accident year	226,515	159,461
Prior accident year	—	—
Total incurred losses and loss adjustment expenses	226,515	159,461
Payments:
Current accident year	50,683	35,993
Prior accident year	59,090	44,499
Total payments	109,773	80,492
Effect of foreign currency rate changes	84	(42)
Net reserves for unpaid losses and loss adjustment expenses, end of period	251,098	189,825
Reinsurance recoverable on unpaid losses and loss adjustment expenses	7,738	959
Gross reserves for unpaid losses and loss adjustment expenses, end of period	$258,836	$190,784

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

Losses and loss adjustment expenses for the nine months ended September 30, 2024 includes $24.7 million of estimated pre-tax losses related to Hurricane Helene. Claims from Hurricane Helene, which made landfall on September 26, 2024, are still being processed. There is inherent variability in estimates of early loss projections and claims severity, particularly in high-damage regions, and therefore, the estimate may change as additional information emerges. Any losses above $28.0 million for this event will be recoverable under the Company's catastrophe reinsurance program. Refer to Note 12 — Reinsurance for additional information.

12 — Reinsurance

The following table presents Hagerty Re's total premiums assumed and ceded on a written and earned basis for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

	in thousands
Premiums:
Assumed	$199,721	$178,319	$574,742	$498,962
Ceded	(9,906)	(5,838)	(42,875)	(28,107)
Net	$189,815	$172,481	$531,867	$470,855

Premiums earned:
Assumed	$176,611	$146,004	$506,398	$398,524
Ceded	(10,925)	(6,219)	(31,481)	(14,026)
Net	$165,686	$139,785	$474,917	$384,498

The following table presents gross, ceded, and net losses and loss adjustment expenses incurred for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

	in thousands
Gross losses and loss adjustment expenses	$101,254	$58,014	$235,390	$159,791
Ceded losses and loss adjustment expenses	(1,824)	(529)	(8,875)	(330)
Net losses and loss adjustment expenses	$99,430	$57,485	$226,515	$159,461

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

13 — Restructuring, Impairment and Related Charges

In the first quarter of 2023, the Company's board of directors (the "Board") approved a reduction in force (the "2023 RIF") following a strategic review of business processes as the Company focuses on driving efficiencies in order to achieve growth and profitability goals. As a result of these actions, the Company recognized $5.5 million within "Restructuring, impairment and related charges, net" in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2023. These charges consisted of $5.1 million of severance-related costs associated with the 2023 RIF and a $0.4 million impairment charge to write-down the value of certain digital media content assets.

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

As of December 31, 2023, all liabilities associated with the 2023 RIF were settled.

14 — Long-Term Debt
As of September 30, 2024 and December 31, 2023, "Long-term debt, net" consisted of the following:

		September 30,	December 31,
	Maturity	2024	2023

		in thousands
JPM Credit Facility	October 2026	$51,791	$77,258
BAC Credit Facility	December 2026	46,118	25,782
State Farm Term Loan	September 2033	25,000	25,000
Notes payable	2024-2025	2,113	6,875
Total debt		125,022	134,915
Less: Notes payable, current portion		(1,620)	(3,654)
Less: Unamortized debt issuance costs		(535)	(581)
Total long-term debt, net		$122,867	$130,680

JPM Credit Facility

THG has a credit agreement with JPMorgan Chase Bank, N.A. ("JPM"), as administrative agent, and the other financial institutions party thereto from time to time as lenders, as amended (the "JPM Credit Agreement").

The JPM Credit Agreement provides for a revolving credit facility (the "JPM Credit Facility") with an aggregate borrowing capacity of $305.0 million, including the new $75.0 million commitment provided by Wells Fargo Bank, National Association in May 2024. Additionally, the JPM Credit Agreement provides for the issuance of letters of credit of up to $25.0 million and borrowings in the British Pound and Euro of up to $40.0 million in the aggregate. The JPM Credit Agreement matures in October 2026, but may be extended if agreed to by the Company and the lenders party thereto. Any unpaid balance on the JPM Credit Facility is due at maturity.

The JPM Credit Facility accrues interest at the applicable reference rate, primarily Term SOFR, depending on the currency of the borrowing plus an applicable margin determined by the Company's net leverage ratio for the preceding period (as defined in the JPM Credit Agreement). The effective interest rate related to the JPM Credit Facility was 6.88% and 7.41% for the nine months ended September 30, 2024 and 2023, respectively.

JPM Credit Facility borrowings are collateralized by the assets and equity interests in THG and its consolidated subsidiaries, except for (i) the assets held by the SPEs related to the BAC Credit Facility and (ii) all or a portion of foreign and certain excluded or immaterial subsidiaries.

Under the JPM Credit Agreement, THG is required, among other things, to meet certain financial covenants (as defined in the JPM Credit Agreement), including a fixed charge coverage ratio and a leverage ratio. As of September 30, 2024, the Company was in compliance with the financial covenants under the JPM Credit Agreement.

BAC Credit Facility

In December 2023, BAC and its wholly owned subsidiary BAC Funding 2023-1, LLC, as borrower, entered into a revolving credit facility with a certain lender (the "BAC Credit Agreement"). The BAC Credit Agreement provides for a revolving credit facility (the "BAC Credit Facility"), which has an aggregate borrowing capacity of $75.0 million and is subject to a borrowing base that is determined based on the carrying value of certain BAC notes receivable. As of September 30, 2024, the applicable borrowing base for the BAC Credit Agreement was $46.1 million.

The revolving borrowing period provided by the BAC Credit Agreement expires on December 21, 2025 and the BAC Credit Agreement matures on December 21, 2026. The revolving borrowing period and the maturity date of the BAC Credit Agreement may be extended by one year if requested by BAC and agreed by the administrative agent. BAC is not a borrower or guarantor of the BAC Credit Facility.

In connection with the BAC Credit Agreement, BAC and certain of its subsidiaries may transfer originated notes receivable to wholly owned, bankruptcy remote SPEs to secure the borrowings. The assets transferred to SPEs are legally isolated from us and our other (non-SPE) subsidiaries. Accordingly, those assets are not available to satisfy our debts or other obligations and our recourse under the BAC Credit Agreement is limited.

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

BAC and BAC Funding 2023-1, LLC are required, among other things, to meet certain financial covenants under the BAC Credit Agreement, including that BAC, as the servicer, maintain a minimum tangible net worth, minimum liquidity balances, and an indebtedness to tangible net worth ratio. As of September 30, 2024, the Company was in compliance with the financial covenants under the BAC Credit Agreement.

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

Notes Payable

As of September 30, 2024 and December 31, 2023, the Company had outstanding notes payable, which are used to fund certain loans made by BAC in the United Kingdom ("U.K."), totaling $2.1 million and $6.9 million, respectively. The effective interest rates for these notes payable range from 8.5% to 9.8% with repayment due between December 2024 and October 2025. Refer to Note 5 — Notes Receivable for additional information on the lending activities of BAC.

Letters of Credit

As of September 30, 2024, the Company has authorized three letters of credit for a total of $11.1 million for operational purposes related to Hagerty Re's Section 953(d) tax structuring election and lease down payment support.

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

The net proceeds from the Private Placement after deducting issuance costs of approximately $0.8 million were $79.2 million, which was recorded within Temporary Equity on the Company's Condensed Consolidated Balance Sheets. The Company used the net proceeds from the Private Placement for general corporate purposes.

As of September 30, 2024, the estimated redemption value of the Series A Convertible Preferred Stock was $115.4 million, which represents the maximum cash payment, including cumulative dividends, that would be required to be paid if the Optional Term Redemption provision in the Certificate of Designations, as summarized below, is exercised as of the earliest possible redemption date of June 23, 2028. The decision to redeem the Series A Convertible Preferred Stock for cash is made at the discretion of the Company; however, the Company is controlled by HHC through its voting control of the Company. Accordingly, the redemption of the Series A Convertible Preferred Stock is considered outside the control of the Company and, as a result, the Series A Convertible Preferred Stock is recorded within Temporary Equity on the Company's Condensed Consolidated Balance Sheets.

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

As of September 30, 2024, no shares of Series A Convertible Preferred Stock had been converted and the outstanding shares of Series A Convertible Preferred Stock were convertible into 6,785,410 shares of Class A Common Stock.

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

16 — Stockholders' Equity

Class A Common Stock

Hagerty, Inc. is authorized to issue 500,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. Holders of Class A Common Stock are entitled to one vote for each share. As of September 30, 2024 and December 31, 2023, there were 89,980,363 and 84,588,536 shares of Class A Common Stock issued and outstanding, respectively.

Class V Common Stock

Hagerty, Inc. is authorized to issue 300,000,000 shares of Class V Common Stock with a par value of $0.0001 per share. Class V Common Stock represents voting, non-economic interests in Hagerty, Inc. Holders of Class V Common Stock are entitled to 10 votes for each share. In connection with the business combination that formed Hagerty, Inc. in 2021, shares of Class V Common Stock were issued to HHC and Markel (together, the "Legacy Unit Holders") along with an equivalent number of THG units, as discussed below. Each share of Class V Common Stock, together with the corresponding unit of THG, is exchangeable for one share of Class A Common Stock. As of September 30, 2024 and December 31, 2023, there were 251,033,906 shares of Class V Common Stock issued and outstanding.

Preferred Stock

Hagerty, Inc. is authorized to issue 20,000,000 shares of Preferred Stock with a par value of $0.0001 per share. Hagerty, Inc.'s Board has the authority to issue shares of Preferred Stock with such designations, voting and other rights and preferences as may be determined from time to time.

In June 2023, Hagerty, Inc. issued 8,483,561 shares of newly-designated Series A Convertible Preferred Stock, par value $0.0001 per share, for an aggregate purchase price of $80.0 million, at a per-share purchase price of $9.43. As of September 30, 2024 and December 31, 2023, there were 8,483,561 shares of Preferred Stock issued and outstanding. Refer to Note 15 — Convertible Preferred Stock for additional information.

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

The following table summarizes the changes in ownership of THG units for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
THG units held by Hagerty, Inc.
Beginning of period	85,703,286	84,405,625	84,588,536	83,202,969
Issuance of shares under employee plans	211,582	73,440	1,194,808	1,016,794
Exchange of THG units for Class A Common Stock	189,294	—	320,818	259,302
Warrant Exchange (see Note 17)	3,876,201	—	3,876,201	—
End of period	89,980,363	84,479,065	89,980,363	84,479,065
Ownership percentage
Beginning of period	25.1%	24.8%	24.9%	24.5%
End of period	26.1%	24.8%	26.1%	24.8%

THG units held by other unit holders
Beginning of period	255,367,640	255,499,164	255,499,164	255,758,466
Exchange of THG units for Class A Common Stock	(189,294)	—	(320,818)	(259,302)
End of period	255,178,346	255,499,164	255,178,346	255,499,164
Ownership percentage
Beginning of period	74.9%	75.2%	75.1%	75.5%
End of period	73.9%	75.2%	73.9%	75.2%

Total THG units outstanding	345,158,709	339,978,229	345,158,709	339,978,229

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

During the nine months ended September 30, 2024 and 2023, the Company received 1,194,808 and 1,016,794, respectively, of THG units in connection with shares of Class A Common Stock that were issued as a result of share-based compensation awards vesting under the Company's 2021 Stock Incentive Plan, as well as shares purchased in connection with the ESPP (as defined in 18 — Share-Based Compensation). In addition, during the nine months ended September 30, 2023, the Company received 118,009 of THG units in connection with shares of Class A Common Stock that were issued related to the Company's 2021 Employee Stock Purchase Plan.

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

During the nine months ended September 30, 2024 and 2023, 320,818 and 259,302, respectively, of THG units were exchanged for an equal number of shares of Class A Common Stock. These exchanges resulted in reductions to "Non-controlling interest" and corresponding increases to "Additional paid-in capital" of $3.2 million and $2.3 million, respectively, representing the fair value of Class A Common Stock on the date of each exchange.

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

Distributions to Unit Holders of THG

Under the terms of the THG LLC Agreement, THG is obligated to make tax distributions to its unit holders. During the nine months ended September 30, 2024, THG made tax distributions of $5.3 million to non-controlling interest unit holders and $1.1 million of tax distributions to Hagerty, Inc. There were no such tax distributions during the nine months ended September 30, 2023.

17 — Warrant Exchange

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

The Offer and Consent Solicitation expired on July 3, 2024 with (i) 5,019,278 Public Warrants, or approximately 87.3% of the outstanding Public Warrants, (ii) 1,561,381 Private Placement Warrants, or approximately 98.4% of the outstanding Private Placement Warrants, and (iii) 11,850,300 PIPE Warrants, or approximately 97.6% of the outstanding PIPE Warrants, being validly tendered prior to the expiration of the Offer. The Company completed the settlement and exchange of such warrants, each for 0.20 shares of Class A Common Stock, on July 5, 2024, which resulted in the issuance of 3,686,056 shares of Class A Common Stock. Following the expiration of the Offer, the Company processed Warrant exercises and settled the Post-Offer Exchange for the Warrants that remained outstanding, which resulted in the issuance of 189,438 shares of Class A Common Stock.

In the aggregate, the Company issued 3,876,201 shares of Class A Common Stock in exchange for 19,483,539 Warrants, with a nominal cash settlement paid in lieu of fractional shares (the "Warrant Exchange"). No Warrants remained outstanding following the Post-Offer Exchange. Accordingly, the Warrants that had been listed on the New York Stock Exchange were suspended from trading as of the close of business on July 19, 2024, and subsequently delisted.

In the third quarter of 2024, the Company recorded increases to "Class A Common Stock" and "Additional paid-in capital", representing the $42.6 million fair value of the Class A Common Stock that was issued in connection with the Warrant Exchange. The difference between the fair value of the Warrants immediately prior to the Warrant Exchange and the fair value of Class A Common Stock issued resulted in a $2.0 million loss, which is reflected within "Gain (loss) related to warrant liabilities, net" in the Condensed Consolidated Statements of Operations.

18 — Share-Based Compensation

The Company's 2021 Stock Incentive Plan provides for the issuance of up to approximately 38.3 million shares of Class A Common Stock to employees and non-employee directors. The 2021 Stock Incentive Plan allows for the issuance of incentive stock options, non-qualified stock options, restricted stock awards, stock appreciation rights, RSUs, and PRSUs. As of September 30, 2024, there were approximately 27.5 million shares available for future grants under the 2021 Stock Incentive Plan.

Share-based compensation expense related to employees is recognized in the Condensed Consolidated Statements of Operations within "Salaries and benefits" and, to a much lesser extent, when applicable, "Restructuring, impairment and related charges, net". Share-based compensation expense related to non-employee directors is recognized within "General and administrative". The Company recognizes forfeitures of share-based compensation awards in the period in which they occur.

The following table summarizes share-based compensation expense recognized during the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

	in thousands
Restricted stock units	$2,962	$4,220	$10,004	$10,846
Performance restricted stock units	1,130	715	3,014	2,146
Employee stock purchase plan	—	—	—	165
Total share-based compensation expense	$4,092	$4,935	$13,018	$13,157

Restricted Stock Units

RSUs typically vest over a two to five-year period based on the requisite service period. The grant date fair value is determined based on the closing market price of the Class A Common Stock on the business day prior to the grant date and the related share-based compensation expense is recognized over the vesting period on a straight-line basis.

The following table provides a summary of RSU activity during the nine months ended September 30, 2024:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2023	4,678,032	$9.88
Granted	941,492	9.20
Vested (1)	(1,805,137)	10.15
Forfeited	(124,670)	9.58
Unvested balance as of September 30, 2024	3,689,717	$9.58

(1)    For the nine months ended September 30, 2024, 1,194,808 shares of Class A Common Stock were issued related to the vesting of RSUs in the period, net of shares withheld for the funding of employee tax obligations.

The following table provides additional data related to RSU award activity during the nine months ended September 30, 2024 and 2023:

	Nine months ended September 30,
	2024	2023

	in thousands (except years)
Total fair value of shares vested (1)	$18,324	$9,710
Unrecognized compensation expense	$28,962	$36,413
Weighted-average period awards are expected to be recognized (in years)	2.93	3.41

(1)    The tax impact related to vested RSUs for the nine months ended September 30, 2024 and 2023 was not material to the Company's Condensed Consolidated Financial Statements due to the full valuation allowance on the deferred tax asset for the investment in the assets of THG.

Performance Restricted Stock Units

Market Condition PRSUs

In April 2022, the Company's Chief Executive Officer was granted 3,707,136 market condition PRSUs, which provide him the opportunity to receive up to 3,707,136 shares of Class A Common Stock. The award had a grant date fair value of approximately $19.2 million, which was estimated using a Monte Carlo simulation model. These PRSUs have both market-based and service-based vesting conditions. Shares of Class A Common Stock issuable under this award can be earned based on the achievement of the following stock price targets: (i) 25% of the shares can be earned when the stock price of the Class A Common Stock exceeds $20.00 per share for 60 consecutive days, (ii) 25% of the shares can be earned when the stock price of the Class A Common Stock exceeds $25.00 per share for 60 consecutive days, and (iii) 50% of the shares can be earned when the stock price of the Class A Common Stock exceeds $30.00 per share for 60 consecutive days. These market-based conditions must be met in order for the PRSUs to vest; therefore, it is possible that no shares will ultimately vest. If any of the market-based conditions are met, the PRSUs will vest contingent upon continued service through the earlier of three years after achievement of the stock price target or the end of the seven-year performance period. As of September 30, 2024, no market condition PRSUs had vested.

The Company will recognize the entire $19.2 million of compensation expense for this award over the requisite service period, regardless of whether such market-based conditions are met. As of September 30, 2024, unrecognized compensation expense related to this award was $12.1 million, which the Company expects to recognize over a period of 4.50 years.

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

The amount of compensation expense ultimately recognized for PRSUs issued under the 2024 PRSU Agreement will be based on the Company's ultimate performance relative to the Performance Target. The amount of compensation expense recognized prior to the end of the Performance Period is dependent upon management's assessment of the likelihood of achieving the applicable payout levels. If, as a result of management's assessment, it is projected that a greater number of PRSUs will vest than previously anticipated, a life-to-date adjustment to increase compensation expense is recorded in the period when such determination is made. Conversely, if, as a result of management's assessment, it is projected that a lower number of PRSUs will vest than previously anticipated, a life-to-date adjustment to decrease compensation expense is recorded in the period when such determination is made.

The following table provides a summary of the activity related to PRSUs granted under the 2024 PRSU Agreement during the nine months ended September 30, 2024:

	Performance Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2023	—	$—
Granted	339,564	9.31
Unvested balance as of September 30, 2024	339,564	$9.31

As of September 30, 2024, the maximum number of shares of Class A Common Stock that may be issued with respect to PRSUs granted under the 2024 PRSU Agreement is 679,128, assuming full achievement of the Performance Target.

The following table provides additional data related to performance condition PRSU award activity during the nine months ended September 30, 2024:

Nine months ended September 30,
2024

in thousands (except years)
Total fair value of shares vested	$—
Unrecognized compensation expense	$5,324
Weighted-average period awards are expected to be recognized (in years)	2.50

Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (the "ESPP") allows substantially all of the Company's employees to purchase shares of Class A Common Stock at a discount. As of September 30, 2024, 197,819 shares had been purchased under the ESPP and there were approximately 11.3 million shares available for future purchases.

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

The Company's potentially dilutive securities consist of (i) unvested share-based compensation awards, shares issuable under the employee stock purchase plan, and unexercised warrants (prior to completion of the Warrant Exchange) with the dilutive effect calculated using the Treasury Stock Method, and (ii) non-controlling interest THG units and Series A Convertible Preferred Stock, with the dilutive effect calculated using the more dilutive of the If-Converted Method and the Two-Class Method.

The following table summarizes the basic and diluted earnings per share calculations for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

	in thousands (except per share amounts)
Earnings Per Share of Class A Common Stock, Basic
Net income available to Class A Common Stockholders	$2,798	$3,255	$7,753	$3,712
Weighted average shares of Class A Common Stock outstanding	89,691	84,479	86,689	84,042
Net income per share of Class A Common Stock, basic	$0.03	$0.04	$0.09	$0.04

Earnings Per Share of Class A Common Stock, Diluted
Net income available to Class A Common Stockholders	$2,798	$3,255	$7,802	$3,712
Weighted average shares of Class A Common Stock outstanding	89,691	84,479	87,601	84,042
Net income per share of Class A Common Stock, Diluted	$0.03	$0.04	$0.09	$0.04

Net Income Available to Class A Common Stockholders
Net income	$19,007	$18,623	$69,863	$19,137
Net income attributable to non-controlling interest	(14,122)	(13,269)	(55,951)	(13,477)
Accretion of Series A Convertible Preferred Stock	(1,875)	(1,838)	(5,552)	(1,838)
Undistributed earnings allocated to Series A Convertible Preferred Stock	(212)	(261)	(607)	(110)
Net income available to Class A Common Stockholders, Basic	2,798	3,255	7,753	3,712
Adjustment for potentially dilutive THG units	—	—	—	—
Adjustment for potentially dilutive Series A Convertible Preferred Stock	—	—	—	—
Adjustment for potentially dilutive share-based compensation awards	—	—	49	—
Adjustment for potentially dilutive warrants	—	—	—	—
Net income available to Class A Common Stockholders, Diluted	$2,798	$3,255	$7,802	$3,712

Weighted Average Shares of Class A Common Stock Outstanding
Weighted average shares of Class A Common Stock outstanding, Basic	89,691	84,479	86,689	84,042
Adjustment for potentially dilutive THG units	—	—	—	—
Adjustment for potentially dilutive Series A Convertible Preferred Stock	—	—	—	—
Adjustment for potentially dilutive share-based compensation awards	—	—	912	—
Adjustment for potentially dilutive warrants	—	—	—	—
Weighted average shares of Class A Common Stock outstanding, Diluted	89,691	84,479	87,601	84,042

The following table summarizes the weighted average potential shares of Class A Common Stock excluded from diluted earnings per share of Class A Common Stock as their effect would be anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

	in thousands
THG units	255,252	255,499	255,378	255,579
Series A Convertible Preferred Stock	6,785	6,785	6,785	2,485
Unvested shares associated with share-based compensation awards	7,746	8,509	3,918	7,480
Warrants	—	19,484	—	19,484
Total	269,783	290,277	266,081	285,028

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

Hagerty, Inc. is taxed as a corporation under the IRC and pays corporate, federal, state, and local taxes with respect to income allocated from THG. Hagerty, Inc., Hagerty Insurance Holdings, Inc., Broad Arrow, Hagerty Radwood, Inc., and various foreign subsidiaries are treated as taxable entities and income taxes are provided where applicable. Hagerty Insurance Holdings, Inc. files a consolidated tax return with its wholly owned corporate subsidiaries Hagerty Re and Drivers Edge.

The Company has a TRA with the Legacy Unit Holders that requires the Company to pay 85% of the tax savings that are realized as a result of increases in the tax basis in THG's assets as a result of an exchange of THG units and shares of Class V Common Stock for shares of Class A Common Stock or cash. See "Tax Receivable Agreement Liability" below for additional information.

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

Income Tax Expense — Income tax expense reflected in the Condensed Consolidated Statements of Operations differs from the tax computed by applying the statutory U.S. federal rate of 21% to "Income before income tax expense" as follows:

	Nine months ended September 30,
	2024		2023

	in thousands (except percentages)
Income tax expense at statutory rate	$16,754	21%	$6,539	21%
State taxes	360	—%	377	1%
(Income) loss not subject to entity-level taxes	(7,992)	(10)%	4,961	17%
Foreign rate differential	(165)	—%	(219)	(1)%
Change in valuation allowance	(1,319)	(2)%	(635)	(2)%
(Gain) loss related to warrant liabilities, net	1,794	2%	298	1%
Permanent items	507	1%	711	2%
Other, net	(21)	—%	(30)	—%
Income tax benefit (expense)	$9,918	12%	$12,002	39%

Deferred Tax Assets — As of September 30, 2024 and December 31, 2023, the Company had deferred tax assets of $145.3 million and $146.0 million, respectively, related to the difference between the outside tax basis and book basis of its investment in the assets of THG. The Company's deferred tax assets are reduced by a valuation allowance when management believes it is more likely than not that some, or all, of the deferred tax assets will not be realized. After considering all positive and negative evidence of taxable income in the carryback and carryforward periods, as permitted by law, the Company believes it is more likely than not that certain deferred tax assets, including the deferred tax asset for the investment in the assets of THG, will not be realized. As a result, the Company has recorded a valuation allowance of $171.8 million and $169.6 million against its deferred tax assets as of September 30, 2024 and December 31, 2023, respectively. In the event that management subsequently determines that it is more likely than not that the Company will realize its deferred tax assets in the future over the recorded amount, a decrease to the valuation allowance will be made, which will reduce the provision for income taxes.

Tax Examinations — The Company is subject to taxation and files income tax returns in the U.S. federal jurisdiction, as well as many state and foreign jurisdictions. As of September 30, 2024, tax years 2020 to 2023 are subject to examination by various tax authorities. With few exceptions, as of September 30, 2024, the Company is no longer subject to U.S. federal, state, local or foreign examinations for years before 2020. THG is currently under audit by the IRS for the 2021 tax year.

The Canadian Revenue Agency examination of the Company for the 2018 tax year was closed in March 2024 with no changes to previously filed tax returns. In July 2024, the Canadian Revenue Agency selected Hagerty Drivers Club Canada, LLC for an audit of non-resident withholding tax for the period 2020 to 2022.

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

As of September 30, 2024 and 2023, the Company did not have any unrecognized tax benefits and had no material accrued interest or penalties related to uncertain tax positions. If recorded, interest and penalties would be recorded within "Income tax benefit (expense)" in the Condensed Consolidated Statements of Operations.

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

The amount and timing of any payments under the TRA will vary depending on a number of factors, including, but not limited to, the increase in tax basis of THG's assets, the timing of any future redemptions, exchanges or purchases of THG units held by Legacy Unit Holders, the price of Hagerty, Inc. Class A Common Stock at the time of the purchase, redemption, or exchange, the extent to which redemptions or exchanges are taxable, the amount and timing of the taxable income that Hagerty, Inc. generates in the future, the tax rates then applicable and the portion of the payments under the TRA constituting imputed interest. The estimated value of the TRA recorded by the Company within "Other long-term liabilities" on the Condensed Consolidated Balance Sheets was $1.9 million and $0.6 million as of September 30, 2024 and December 31, 2023, respectively. The increase in value of $1.3 million is due to an increase in taxable income allocated to Hagerty, Inc. from THG and was recorded in Interest and other income (expense), net within the Condensed Consolidated Statements of Operations.

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

21 — Related-Party Transactions

As of September 30, 2024, Markel and State Farm had the following equity interests in Hagerty and, as a result, are considered related parties:

	Markel		State Farm
Equity Interest	Shares/Units	Percentage of total outstanding (1)	Shares/Units	Percentage of total outstanding (1)
Hagerty, Inc. Class A Common Stock	3,108,000	3.5%	51,800,000	57.6%
Hagerty, Inc. Class V Common Stock	75,000,000	29.9%	—	—%
Hagerty, Inc. Series A Convertible Preferred Stock	1,590,668	18.8%	5,302,226	62.5%
THG units	75,000,000	21.7%	—	—%

Controlling Interest	3,108,000	3.5%	51,800,000	57.6%
Non-controlling Interest	75,000,000	29.4%	—	—

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

In conjunction with the State Farm Alliance Agreement, the Company also entered into a managing general underwriter agreement whereby the State Farm Classic+ policy is offered through State Farm Classic Insurance Company, a wholly owned subsidiary of State Farm. The State Farm Classic+ policy is available to new and existing State Farm customers through their agents on a state-by-state basis. Hagerty is paid a commission under the managing general underwriter agreement and ancillary agreements for each policy issued in the State Farm Classic+ program. Additionally, the Company has the opportunity to offer HDC membership to State Farm Classic+ customers which provides Hagerty an additional revenue opportunity. Commission revenue associated with State Farm Classic+ policies was not material to the Company's Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2024 and 2023.

Reinsurance Agreement

Hagerty Re has a quota share agreement to cede 50% of the risk assumed from a subsidiary of Markel in relation to High-Net-Worth Accounts to Oglesby Reinsurance Company, a wholly owned subsidiary of State Farm. Refer to Note 12 — Reinsurance for additional information on the Company's reinsurance programs.

The following tables summarize all balances related to the risk ceded by Hagerty Re to State Farm subsidiaries:

	September 30,	December 31,
	2024	2023

Assets:	in thousands
Commissions receivable	$2,338	$1,963
Deferred acquisition costs, net (1)	(4,646)	(3,898)
Other current assets	13,169	9,268
Total assets	$10,861	$7,333
Liabilities:
Accounts payable, accrued expenses and other current liabilities	$4,497	$3,775
Total liabilities	$4,497	$3,775

(1)    Represents unearned ceding commission received from State Farm subsidiaries.

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

Revenue:	in thousands
Earned premium (1)	$(4,089)	$(1,645)	$(12,111)	$(3,035)
Expenses:
Ceding commission, net (2)	$(2,126)	$(855)	$(6,298)	$(1,578)
Losses and loss adjustment expenses (3)	(906)	(329)	(4,510)	(607)
Total expenses	$(3,032)	$(1,184)	$(10,808)	$(2,185)

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

The following tables provide information related to Markel-affiliated "Due to insurer" liabilities and "Commission revenue" associated with the Markel Alliance Agreement:

	September 30,	December 31,
	2024	2023

	in thousands (except percentages)
Due to insurer	$108,039	$75,922
Percent of total	91%	95%

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

	in thousands (except percentages)
Commission revenue	$105,461	$95,559	$305,105	$267,935
Percent of total	92%	94%	93%	95%

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

The following tables summarize all balances related to the Company's reinsurance business with Markel subsidiaries:

	September 30,	December 31,
	2024	2023

Assets:	in thousands
Premiums receivable	$195,802	$134,376
Commissions receivable	568	630
Deferred acquisition costs, net	171,776	141,880
Other current assets	2,602	1,915
Total assets	$370,748	$278,801
Liabilities:
Accounts payable, accrued expenses and other current liabilities	$899	$1,553
Losses payable and provision for unpaid losses and loss adjustment expenses	246,883	189,520
Commissions payable	91,406	107,286
Unearned premiums	373,038	307,504
Total liabilities	$712,226	$605,863

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

Revenue:	in thousands
Earned premium	$170,921	$140,674	$489,577	$384,646
Expenses:
Ceding commission, net	$79,193	$64,391	$226,589	$177,568
Losses and loss adjustment expenses	98,070	55,909	227,491	153,758
Total expenses	$177,263	$120,300	$454,080	$331,326

Pursuant to the terms of the quota share agreement with Evanston, Hagerty Re maintains assets in trust for the benefit of Evanston. These assets are included within "Restricted cash and cash equivalents" and "Investments" in the Company's Condensed Consolidated Balance Sheets. The assets held in trust for the benefit of Evanston was $544.9 million and $517.2 million as of September 30, 2024 and December 31, 2023, respectively.

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

23 — Subsequent Events

Hurricane Milton

On October 9, 2024, Hurricane Milton made landfall along Florida's Central Gulf Coast. The Company estimates that pre-tax losses resulting from Hurricane Milton will be approximately $5.0 million, which is below the 2024 catastrophe reinsurance program per event retention of $28.0 million. There is inherent variability in estimates of early loss projections and claims severity, particularly in high-damage regions, and therefore, the estimate may change as additional information emerges. Losses from Hurricane Milton will be reflected in the Company's results for the three months ended December 31, 2024.

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

Business Review

In 2023, we began a review of certain components of our operations which resulted in the sale or reorganization of certain businesses, including Hagerty Garage + Social, DriveShare, and Motorsport Reg ("MSR"). This initiative supports our strategy to prioritize investments and resources in the areas of our business that offer the strongest growth and profit potential. As a result of this review, we recognized approximately $4.1 million of losses and impairments in the third quarter of 2023 related to actions taken with respect to Hagerty Garage + Social and DriveShare, and a $0.1 million gain in the second quarter of 2024 related to the sale of MSR. We may incur additional losses and/or impairment charges in future periods as a result of actions which we may take related to this review. Refer to Note 9 — Divestitures in Item 1 of Part I of this Quarterly Report for additional information.

Recent Developments

Warrant Exchange

In July 2024, we completed an exchange offer under which holders of our warrants were issued 3,876,201 shares of Class A Common Stock in exchange for 19,483,539 warrants, with a nominal cash settlement paid in lieu of fractional shares (the "Warrant Exchange"). No warrants remained outstanding following the completion of the Warrant Exchange. As a result of the Warrant Exchange, we recognized a loss of $2.0 million during the three and nine months ended September 30, 2024, representing the difference between the fair value of the warrants immediately prior to the Warrant Exchange and the fair value of Class A Common Stock issued. Refer to Note 17 — Warrant Exchange in Item 1 of Part I of this Quarterly Report for additional information with respect to the Warrant Exchange.

Acquisition

On September 1, 2024, our subsidiary, Hagerty Insurance Holdings, Inc., acquired Consolidated National Insurance Company, which was subsequently renamed to Drivers Edge Insurance Company ("Drivers Edge"), for a purchase price of $19.3 million, including $0.9 million in direct and incremental transaction costs. We believe that this acquisition will allow us to continue driving high rates of written premium growth, optimize our underwriting profits, and offer new products and coverages to fill an underserved segment of the enthusiast vehicle market. Refer to Note 8 — Acquisition in Item 1 of Part I of this Quarterly Report for additional information with respect to the Drivers Edge acquisition.

Hurricane Helene

On September 26, 2024, Hurricane Helene made landfall, causing significant damage in Florida as well as several other states including Georgia, South Carolina, North Carolina, Virginia, and Tennessee. As a result of Hurricane Helene, we recorded estimated pre-tax losses of $24.7 million during the three and nine months ended September 30, 2024. Our estimated pre-tax losses related to Hurricane Helene are currently below the 2024 catastrophe reinsurance program per event retention of $28.0 million. There is inherent variability in estimates of early loss projections and claims severity, particularly in high-damage regions. Accordingly, our estimate may change as additional information becomes available.

Hurricane Milton

On October 9, 2024, Hurricane Milton made landfall along Florida's Central Gulf Coast. We currently estimate that pre-tax losses resulting from Hurricane Milton will be approximately $5.0 million, which is below the 2024 catastrophe reinsurance program per event retention of $28.0 million. There is inherent variability in estimates of early loss projections and claims severity, particularly in high-damage regions. Accordingly, our estimate may change as additional information becomes available. Losses from Hurricane Milton will be reflected in our results for the three months ended December 31, 2024.

Key Performance Indicators

The tables below present a summary of our Key Performance Indicators, which include important operational metrics, as well as certain financial measures prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and non-GAAP financial measures. We use these Key Performance Indicators to evaluate our business, measure our performance, identify trends against planned initiatives, prepare financial projections, and make strategic decisions. We believe these Key Performance Indicators are useful in evaluating our performance when read together with our Condensed Consolidated Financial Statements prepared in accordance with GAAP.

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Operational Metrics
Total Written Premium (in thousands) (1)	$287,609	$255,569	$827,068	$714,314
Loss Ratio (2)	60.0%	41.1%	47.7%	41.5%
New Business Count — Insurance (3)	77,418	69,691	225,753	201,593

GAAP Financial Measures
Total Revenue (in thousands)	$323,374	$275,574	$908,307	$755,170
Operating Income (in thousands)	$10,089	$16,117	$60,380	$16,881
Net Income (in thousands)	$19,007	$18,623	$69,863	$19,137
Basic Earnings Per Share	$0.03	$0.04	$0.09	$0.04
Diluted Earnings Per Share	$0.03	$0.04	$0.09	$0.04

Non-GAAP Financial Measures
Adjusted EBITDA (in thousands) (4)	$24,165	$37,377	$104,605	$78,449
Adjusted Earnings Per Share (4)	$0.05	$0.05	$0.22	$0.05

	September 30,	December 31,
	2024	2023
Operational Metrics
Policies in Force (5)	1,494,510	1,401,037
Policies in Force Retention (6)	88.8%	88.7%
Vehicles in Force (7)	2,553,589	2,378,883
HDC Paid Member Count (8)	867,596	815,007
Net Promoter Score (9)	82	82

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
(2)    Loss Ratio, expressed as a percentage, is the ratio of (i) losses and loss adjustment expenses incurred to (ii) earned premium in Hagerty Re. We view Loss Ratio as an important metric because it is a benchmark for profitability. This benchmark allows us to evaluate our historical loss patterns, including incurred losses, and make necessary and appropriate adjustments. Refer to "Losses and Loss Adjustment Expenses" below for additional information regarding the changes in our loss ratio period over period.

(3)    New Business Count represents the number of new insurance policies issued by our MGA subsidiaries during the applicable period. We view New Business Count as an important metric to assess our financial performance because it is critical to achieving our growth objectives. While we benefit from strong renewal retention, new business policies more than offset those cancelled or non-renewed at expiration. New policies often mean new relationships and an opportunity to sell additional products and services.
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
(9)    We use Net Promoter Score ("NPS") as an important measure of the overall strength of our relationship with insurance policyholders and paid HDC subscribers (collectively referred to as "Members"). NPS is measured twice annually through a web-based survey sent by email invitation to a random sample of existing Members, which currently excludes customers in our new Marketplace business, and is reported annually using an average of the two surveys. Often referred to as a barometer of brand loyalty and engagement, NPS is well-known in our industry as a strong indicator of growth and retention.

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

Marketplace earns fee-based revenue primarily from the sale of collector cars through live auctions, time-based online auctions, and brokered private sales. In addition, Marketplace earns revenue from the sale of collector cars in inventory that have been acquired opportunistically for resale and from financing provided to qualified collectors and businesses secured by collector cars. Fee-based revenue earned by Marketplace is recognized when the underlying sale is completed. Revenue from the sale of collector cars from inventory is recognized at the point in time when title and control of the car is transferred to the buyer, which is generally upon payment of the full purchase price. Finance revenue is recognized when earned based on the amount of the outstanding loan, the applicable interest rate on the loan, and the length of time the loan was outstanding during the period.

Lastly, other revenue includes sponsorship, admission, advertising, valuation, registration, and sublease income. Other revenue is recognized when the performance obligation for the related product or service is satisfied.

Operating Expenses

Salaries and benefits

Salaries and benefits consist primarily of costs related to employee compensation, payroll taxes, employee benefits, and employee development costs. Employee compensation includes wages, as well as various incentive compensation plans, including share-based compensation. Employee benefits include the costs of various employee benefit plans, including retirement, medical, dental, wellness, and severance plans. Costs related to employee education, training, and recruiting are included in employee development costs. Salaries and benefits are expensed as incurred except for those costs which are required to be capitalized, which are then amortized over the useful life of the asset created, primarily software. Salaries and benefits are expected to increase in dollar amount over time as the business continues to grow but will likely decrease as a percent of revenue.

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

General and administrative

General and administrative primarily consist of expenses related to non-capitalized hardware and software, professional services, and occupancy costs. These costs are expensed as incurred. We expect this expense category to increase in dollar amount over time as the business continues to grow but will likely decrease as a percentage of revenue over the next few years after we reach scale to handle incoming business from new partnerships.

Depreciation and amortization

Depreciation and amortization reflects the recognition of the cost of our investments in various assets over their useful lives. Depreciation expense relates to hardware, furniture and equipment, and leasehold improvements. Amortization relates to internally developed software, software as a service ("SaaS") implementation, and investments associated with acquisitions. Depreciation and amortization are expected to increase in dollar amount over time but will likely decrease as a percent of revenue as investments in platform technology reach scale.

Other Items

Gain (loss) related to warrant liabilities, net

Prior to the Warrant Exchange, which was completed in the third quarter of 2024, our warrants were accounted for as liabilities and were measured at fair value each reporting period, with changes in fair value recognized as non-operating income (expense) in our Condensed Consolidated Statements of Operations. In general, under the fair value accounting model, in periods when our stock price increased, the warrant liability increased, and we recognized additional expense. In periods when our stock price decreased, the warrant liability decreased, and we recognized additional income. In addition, "Gain (loss) related to warrant liabilities, net" includes the loss on the Warrant Exchange recorded in the third quarter of 2024. Refer to Note 17 — Warrant Exchange in Item 1 of Part I of this Quarterly Report for additional information about the Company's Warrant Exchange.

Interest and other income (expense), net

Interest and other income (expense), net primarily includes interest income related to our cash balances and fixed maturity securities, dividend income on equity securities, realized gains or losses from the sale of fixed maturity securities, and realized and unrealized gains and losses related to equity securities. Additionally, Interest and other income (expense), net includes interest expense related to outstanding borrowings, primarily related to the JPM Credit Facility, and changes in the value of the liability related to our Tax Receivable Agreement ("TRA") with Hagerty Holding Corp. ("HHC") and Markel. Refer to Note 20 — Taxation in Item 1 of Part I of this Quarterly Report for additional information related to the TRA.

Income tax benefit (expense)

The Hagerty Group, LLC ("THG") is taxed as a pass-through ownership structure under provisions of the Internal Revenue Code ("IRC") and a similar section of state income tax law, except certain United States ("U.S.") corporate subsidiaries and foreign subsidiaries. Any taxable income or loss generated by THG is passed through to and included in the taxable income or loss of all holders of THG units, including Hagerty, Inc. Hagerty, Inc. is taxed as a corporation and pays corporate federal, state, and local taxes with respect to income allocated from THG. Hagerty, Inc., Hagerty Insurance Holdings, Inc., Broad Arrow Group, Inc. ("Broad Arrow"), Hagerty Radwood, Inc., and various foreign subsidiaries are treated as taxable entities and income taxes are provided where applicable. Hagerty Insurance Holdings, Inc. files a consolidated tax return with its wholly owned corporate subsidiaries Hagerty Re and Drivers Edge.

Results of Operations

Three Months Ended September 30, 2024 compared to the Three Months Ended September 30, 2023

The following table summarizes our results of operations for the three months ended September 30, 2024 and 2023, and the dollar and percentage changes between the two periods:

	Three months ended September 30,
	2024	2023	$ Change	% Change

REVENUE:	in thousands (except percentages)
Commission and fee revenue	$116,161	$103,173	$12,988	12.6%
Earned premium	165,686	139,785	25,901	18.5%
Membership, marketplace and other revenue	41,527	32,616	8,911	27.3%
Total revenue	323,374	275,574	47,800	17.3%
OPERATING EXPENSES:
Salaries and benefits	47,192	51,318	(4,126)	(8.0)%
Ceding commissions, net	77,501	65,413	12,088	18.5%
Losses and loss adjustment expenses	99,430	57,485	41,945	73.0%
Sales expense	59,141	47,737	11,404	23.9%
General and administrative	20,837	22,166	(1,329)	(6.0)%
Depreciation and amortization	9,184	10,753	(1,569)	(14.6)%
Restructuring, impairment and related charges, net	—	473	(473)	(100.0)%
Gains, losses, and impairments related to divestitures	—	4,112	(4,112)	(100.0)%
Total operating expenses	313,285	259,457	53,828	20.7%
OPERATING INCOME	10,089	16,117	(6,028)	(37.4)%
Gain (loss) related to warrant liabilities, net	(463)	850	(1,313)	(154.5)%
Interest and other income (expense), net	8,359	6,260	2,099	33.5%
INCOME BEFORE INCOME TAX EXPENSE	17,985	23,227	(5,242)	(22.6)%
Income tax benefit (expense)	1,022	(4,604)	5,626	(122.2)%
NET INCOME	$19,007	$18,623	$384	2.1%

Revenue

Commission and fee revenue

Commission and fee revenue was $116.2 million for the three months ended September 30, 2024, an increase of $13.0 million, or 12.6%, compared to 2023, consisting of increases of $11.3 million related to policy renewals and $1.7 million related to new policies.

The increase in revenue from policy renewals was primarily driven by a 13.4% increase in underlying policy premiums, as well as continued strong policy retention.

The increase in revenue from new policies was primarily driven by a 11.7% increase in underlying policy premiums, as well as sustained year-over-year growth in New Business Count, which increased 11.1% during the current year period.

The increase in underlying policy premiums for both policy renewals and new policies is a result of rate increases in several states due to inflation and higher vehicle repair costs, both of which contribute to higher premiums and, in turn, higher commission revenue. In addition, average premiums on newly issued policies increased as a result of writing policies with higher insured values at higher premium rates.

Commission and fee revenue from agent sources increased $7.6 million, or 13.6%, and Commission and fee revenue from direct sources increased $5.3 million, or 11.4%, during the three months ended September 30, 2024. Commission rates vary based on geography, but do not differ by distribution channel (i.e., whether they are direct-sourced or agent-sourced).

Earned premium

Earned premium at Hagerty Re was $165.7 million for the three months ended September 30, 2024, an increase of $25.9 million, or 18.5%, compared to 2023. This increase was primarily due to continued growth of subject premiums written through our MGA subsidiaries, partially offset by an increase in ceded reinsurance premiums related to high-net-worth accounts in the U.S. In addition, effective January 1, 2024, Hagerty Re is no longer reinsuring classic auto risks produced by its United Kingdom ("U.K.") MGA affiliate, and the book is in run-off.

The following tables present the amount of premiums assumed by Hagerty Re and the related quota share percentages for the three months ended September 30, 2024 and 2023:

	Three months ended September 30, 2024
	U.S.	Canada	U.K.	Total

	in thousands (except percentages)
Subject premium	$239,301	$17,967	$(4)	$257,264
Quota share percentage	81.0%	35.0%	80.0%	77.6%
Assumed premium in Hagerty Re	193,437	6,288	(4)	199,721
Reinsurance premiums ceded				(9,906)
Net assumed premium				189,815
Change in unearned premiums				(23,109)
Change in deferred reinsurance premiums				(1,020)
Earned premium				$165,686

	Three months ended September 30, 2023
	U.S.	Canada	U.K.	Total

	in thousands (except percentages)
Subject premium	$210,754	$16,800	$2,651	$230,205
Quota share percentage	81.0%	35.0%	80.0%	77.5%
Assumed premium in Hagerty Re	170,318	5,880	2,121	178,319
Reinsurance premiums ceded				(5,838)
Net assumed premium				172,481
Change in unearned premiums				(32,315)
Change in deferred reinsurance premiums				(381)
Earned premium				$139,785

Membership, marketplace and other revenue

Membership, marketplace and other revenue was $41.5 million for the three months ended September 30, 2024, an increase of $8.9 million, or 27.3%, compared to 2023.

Membership fee revenue was $14.8 million for the three months ended September 30, 2024, an increase of $1.0 million, or 7.0%, compared to 2023. This increase was primarily attributable to a $2.1 million, or 17.8%, increase in revenue attributable to new policies issued with a bundled HDC membership, partially offset by a $0.9 million, or 50.7%, decrease in storage revenue as a result of fewer Hagerty Garage + Social locations in operation. For the three months ended September 30, 2024 and 2023, membership fees were 35.6% and 42.4%, respectively, of the Membership, marketplace and other revenue total.

Marketplace revenue was $21.6 million for the three months ended September 30, 2024, an increase of $8.6 million, or 66.2%, compared to 2023, which was primarily due to stronger results from Broad Arrow's Monterey Jet Center auction in August, an increase of $7.8 million in Marketplace inventory sales, and an increase in finance revenue associated with the growth of the BAC loan portfolio. For the three months ended September 30, 2024 and 2023, Marketplace revenue was 51.9% and 39.8%, respectively, of the Membership, marketplace and other revenue total.

Other revenue, which includes sponsorship, admission, advertising, valuation, and sublease revenue, totaled $5.2 million for the three months ended September 30, 2024, a decrease of $0.6 million, or 11.1%, compared to 2023. This decrease was primarily attributable to the loss of registration fee revenue associated with MSR, which was sold in the second quarter of 2024, partially offset by an increase in sublease and advertising revenue. For the three months ended September 30, 2024 and 2023, other revenue was 12.4% and 17.8%, respectively, of the Membership, marketplace and other revenue total. Refer to Note 9 — Divestitures in Item 1 of Part I of this Quarterly Report for additional information related to the sale of MSR.

Operating Expenses

Salaries and benefits

Salaries and benefits were $47.2 million for the three months ended September 30, 2024, a decrease of $4.1 million, or 8.0%, compared to 2023. This decrease was primarily due to a reduction in accrued incentive compensation which reflects the losses associated with Hurricane Helene in the period. The decrease in accrued incentive compensation was partially offset by increases in base salaries as a result of annual merit increases, which occur in the second quarter of each year, as well as an increase in employee benefit costs.

Ceding commissions, net

Ceding commissions, net was $77.5 million for the three months ended September 30, 2024, an increase of $12.1 million, or 18.5%, compared to 2023. This increase is primarily attributable to the 18.5% increase in Earned premium discussed above.

The following table summarizes the components of Ceding commissions, net for the three months ended September 30, 2024 and 2023:

	Three months ended September 30,
	2024	2023

	in thousands (except percentages)
Ceding commission:
Ceding commission – reinsurance assumed	$81,660	$66,654
Ceding commission – reinsurance ceded	(4,159)	(1,241)
Ceding commissions, net	$77,501	$65,413
Percentage of earned premium	46.8%	46.8%

Losses and loss adjustment expenses

Losses and loss adjustment expenses were $99.4 million for the three months ended September 30, 2024, an increase of $41.9 million, or 73.0%, compared to 2023. This increase was primarily driven by $24.7 million of estimated losses related to Hurricane Helene, as well as the higher volume of assumed premium at Hagerty Re.

For the three months ended September 30, 2024, our loss ratio was 60.0%, including the impact of catastrophe losses, which added 16.2% to our loss ratio. For the three months ended September 30, 2023, our loss ratio was 41.1% including the impact of catastrophe losses, which added 2.1% to our loss ratio. Excluding the impact of catastrophe losses, our loss ratio was 43.8% and 39.0% for the three months ended September 30, 2024 and 2023, respectively.

Sales expense

Sales expense was $59.1 million for the three months ended September 30, 2024, an increase of $11.4 million, or 23.9%, compared to 2023. This increase was due, in part, to a $9.3 million increase in cost of sales, primarily as a result of a higher level of Marketplace inventory sales, as well as borrowing costs associated with the BAC Credit Facility which was entered into in December 2023. In addition, broker expense increased $2.2 million, which is consistent with written premium growth within the agent channel.

General and administrative

General and administrative expense was $20.8 million for the three months ended September 30, 2024, a decrease of $1.3 million, or 6.0%, compared to 2023. This decrease was primarily driven by a $1.7 million reduction in occupancy costs as a result of fewer Hagerty Garage + Social locations in operation, as well as lower insurance costs. The overall decrease was partially offset by an increase in professional fees primarily associated with various corporate initiatives.

Depreciation and amortization

Depreciation and amortization expense was $9.2 million for the three months ended September 30, 2024, a decrease of $1.6 million, or 14.6%, compared to 2023. This decrease was primarily attributable to a smaller base of fixed assets and finite-lived intangible assets as of September 30, 2024 when compared to the same period in 2023.

Restructuring, impairment and related charges, net

In the third quarter of 2023, we recognized $0.5 million of costs associated with our vacated office space within "Restructuring, impairment and related charges, net". Refer to Note 13 — Restructuring, Impairment and Related Charges in Item 1 of Part I of this Quarterly Report for additional information with respect to our restructuring initiatives.

Gains, losses, and impairments related to divestitures

In the third quarter of 2023, we recognized $4.1 million of losses and impairments related to Hagerty Garage + Social and DriveShare. Refer to Note 9 — Divestitures in Item 1 of Part I of this Quarterly Report for additional information.

Other Items

Gain (loss) related to warrant liabilities, net

During the three months ended September 30, 2024, Gain (loss) related to warrant liabilities, net was a $0.5 million loss, compared to a $0.9 million gain in 2023. The $0.5 million loss in the current year period consists of a $2.0 million loss related the Warrant Exchange that was completed in July 2024, partially offset by a $1.5 million gain resulting from the change in the fair value of our warrant liabilities prior to the completion of the Warrant Exchange. The $0.9 million gain during the three months ended September 30, 2023 was a result of the change in fair value of our warrant liabilities. Refer to Note 4 — Fair Value Measurements and Note 17 — Warrant Exchange in Item 1 of Part I of this Quarterly Report for additional information with respect to our warrants.

Interest and other income (expense), net

The following table presents the components of Interest and other income (expense), net for the three months ended September 30, 2024 and 2023:

	Three months ended September 30,
	2024	2023	$ Change	% Change

	in thousands (except percentages)
Interest income	$9,641	$7,205	$2,436	33.8%
Interest expense	(1,447)	(851)	(596)	(70.0)%
Net investment gains (losses)	1,274	—	1,274	N/M
Other income (expense)	(1,109)	(94)	(1,015)	N/M
Interest and other income (expense), net	$8,359	$6,260	$2,099	33.5%

N/M = Not meaningful

Interest and other income (expense), net increased $2.1 million during the three months ended September 30, 2024, compared to 2023. This increase was primarily due to the diversification of Hagerty Re's investment portfolio in the second quarter of 2024, which resulted in the opening of positions in higher yielding fixed maturity securities and, to a much lesser extent, equity securities. These increases were partially offset by an increase in interest expense as a result of a higher level of borrowings under the JPM Credit Facility.

Income tax benefit (expense)

Income tax benefit was $1.0 million for the three months ended September 30, 2024, which compares to income tax expense of $4.6 million in 2023. The income tax benefit recorded in the current period is primarily due to a $4.8 million pre-tax loss within Hagerty Re as a result of losses associated with Hurricane Helene, which is taxed as a corporation in the U.S. Refer to Note 20 — Taxation in Item 1 of Part I of this Quarterly Report for additional information with respect to items affecting our effective tax rate.

Nine Months Ended September 30, 2024 compared to the Nine Months Ended September 30, 2023

The following table summarizes our results of operations for the nine months ended September 30, 2024 and 2023, and the dollar and percentage change between the two periods:

	Nine months ended September 30,
	2024	2023	$ Change	% Change

REVENUE:	in thousands (except percentages)
Commission and fee revenue	$333,817	$287,972	$45,845	15.9%
Earned premium	474,917	384,498	90,419	23.5%
Membership, marketplace and other revenue	99,573	82,700	16,873	20.4%
Total revenue	908,307	755,170	153,137	20.3%
OPERATING EXPENSES:
Salaries and benefits	161,001	160,122	879	0.5%
Ceding commissions, net	221,877	181,188	40,689	22.5%
Losses and loss adjustment expenses	226,515	159,461	67,054	42.1%
Sales expense	146,791	124,791	22,000	17.6%
General and administrative	62,072	64,865	(2,793)	(4.3)%
Depreciation and amortization	29,758	34,893	(5,135)	(14.7)%
Restructuring, impairment and related charges, net	—	8,857	(8,857)	(100.0)%
Gains, losses, and impairments related to divestitures	(87)	4,112	(4,199)	(102.1)%
Total operating expenses	847,927	738,289	109,638	14.9%
OPERATING INCOME	60,380	16,881	43,499	257.7%
Loss related to warrant liabilities, net	(8,544)	(1,419)	(7,125)	N/M
Interest and other income (expense), net	27,945	15,677	12,268	78.3%
INCOME BEFORE INCOME TAX EXPENSE	79,781	31,139	48,642	156.2%
Income tax expense	(9,918)	(12,002)	2,084	(17.4)%
NET INCOME	$69,863	$19,137	$50,726	265.1%

N/M = Not meaningful

Revenue

Commission and fee revenue

Commission and fee revenue was $333.8 million for the nine months ended September 30, 2024, an increase of $45.8 million, or 15.9%, compared to 2023, consisting of increases of $36.9 million related to renewal policies and $9.0 million related to new policies.

The increase in revenue from renewal policies was primarily driven by a 16.2% increase in underlying policy premiums, as well as continued strong policy retention.
The increase in revenue from new policies was primarily driven by a 16.7% increase in underlying policy premiums. as well as sustained year-over-year growth in New Business Count, which increased 12.0% during the current year period.

The increase in underlying policy premiums for both policy renewals and new policies is a result of rate increases in several states due to inflation and higher vehicle repair costs, both of which contribute to higher premiums and, in turn, higher commission revenue. In addition, average premiums on newly issued policies increased as a result of writing policies with higher insured values at higher premium rates.

Commission and fee revenue from agent sources increased $26.1 million, or 16.6%, and Commission and fee revenue from direct sources increased $19.8 million, or 15.1%, during the nine months ended September 30, 2024. Commission rates vary based on geography, but do not differ by distribution channel (i.e., whether they are direct-sourced or agent-sourced).

Earned premium

Earned premium at Hagerty Re was $474.9 million for the nine months ended September 30, 2024, an increase of $90.4 million, or 23.5%, compared to 2023. This increase was primarily due to continued growth of subject premiums written through our MGA subsidiaries, partially offset by an increase in ceded reinsurance premiums related to high-net-worth accounts in the U.S. In addition, effective January 1, 2024, Hagerty Re is no longer reinsuring classic auto risks produced by its U.K. MGA affiliates, and the book is in run-off.

The following tables present premiums assumed by Hagerty Re and the related quota share percentages for the nine months ended September 30, 2024 and 2023:

	Nine months ended September 30, 2024
	U.S.	Canada	U.K.	Total

	in thousands (except percentages)
Subject premium	$689,745	$49,192	$(156)	$738,781
Quota share percentage	81.0%	35.0%	80.0%	77.8%
Assumed premium in Hagerty Re	557,650	17,217	(125)	574,742
Reinsurance premiums ceded				(42,875)
Net assumed premium				531,867
Change in unearned premiums				(68,344)
Change in deferred reinsurance premiums				11,394
Earned premium				$474,917

	Nine months ended September 30, 2023
	U.S.	Canada	U.K.	Total

	in thousands (except percentages)
Subject premium	$590,205	$45,320	$7,713	$643,238
Quota share percentage	81.0%	35.0%	80.0%	77.6%
Assumed premium in Hagerty Re	476,930	15,862	6,170	498,962
Reinsurance premiums ceded				(28,107)
Net assumed premium				470,855
Change in unearned premiums				(100,438)
Change in deferred reinsurance premiums				14,081
Earned premium				$384,498

Membership, marketplace and other revenue

Membership, marketplace and other revenue was $99.6 million for the nine months ended September 30, 2024, an increase of $16.9 million, or 20.4%, compared to 2023.

Membership fee revenue was $42.4 million for the nine months ended September 30, 2024, an increase of $2.9 million, or 7.2%, compared to 2023. This increase was primarily due to a $5.4 million, or 15.8%, increase in revenue attributable to new insurance policies issued with a bundled HDC membership, partially offset by a $1.8 million decrease in storage revenue as a result of fewer Hagerty Garage + Social locations in operation. For the nine months ended September 30, 2024 and 2023, membership fees were 42.6% and 47.8%, respectively, of total Membership, marketplace and other revenue.

Marketplace revenue was $38.3 million for the nine months ended September 30, 2024, an increase of $13.5 million, or 54.2%, compared to 2023. This improvement was primarily due to stronger Broad Arrow auction results, an increase of $8.7 million in Marketplace inventory sales, and an increase in finance revenue associated with the growth of the BAC loan portfolio. For the nine months ended September 30, 2024 and 2023, Marketplace revenue was 38.5% and 30.1%, respectively, of total Membership, marketplace and other revenue.

Other revenue, which primarily includes sponsorship, admission, advertising, valuation, and sublease revenue, was $18.8 million for the nine months ended September 30, 2024, an increase of $0.5 million, or 2.9%, compared to 2023. This increase was primarily attributable to an increase in advertising and sublease revenue, partially offset by the loss of registration fee revenue attributable to MSR, which was sold in the second quarter of 2024. For the nine months ended September 30, 2024 and September 30, 2023, other revenue was 18.9% and 22.1%, respectively, of total Membership, marketplace and other revenue. Refer to Note 9 — Divestitures in Item 1 of Part I of this Quarterly Report for additional information related to the sale of MSR.

Costs and Expenses

Salaries and benefits

Salaries and benefits were $161.0 million for the nine months ended September 30, 2024, an increase of $0.9 million, or 0.5%, compared to 2023. This increase was primarily due to an increase in base salaries as a result of annual merit increases, which occur in the second quarter of each year, as well as a higher level of share-based compensation expense and employee benefits. These increases were almost entirely offset by a decrease in accrued incentive compensation which reflects the losses associated with Hurricane Helene in the period.

Ceding commissions, net

Ceding commissions, net was $221.9 million for the nine months ended September 30, 2024, an increase of $40.7 million, or 22.5%, compared to 2023. This increase is primarily attributable to the 23.5% increase in Earned premium discussed above.

The following table summarizes the components of Ceding commissions, net for the nine months ended September 30, 2024 and 2023:

	Nine months ended September 30,
	2024	2023

	in thousands (except percentages)
Ceding commission:
Ceding commission – reinsurance assumed	$233,840	$183,440
Ceding commission – reinsurance ceded	(11,963)	(2,252)
Ceding commissions, net	$221,877	$181,188
Percentage of earned premium	46.7%	47.1%

Losses and loss adjustment expenses

Losses and loss adjustment expenses were $226.5 million for the nine months ended September 30, 2024, an increase of $67.1 million, or 42.1%, compared to 2023. This increase was primarily driven by $24.7 million of estimated losses related to Hurricane Helene, as well as the higher volume of assumed premium at Hagerty Re.

For the nine months ended September 30, 2024, our loss ratio was 47.7%, including the impact of catastrophe losses, which added 7.1% to our loss ratio. For the nine months ended September 30, 2023, our loss ratio was 41.5%, including the impact of catastrophe losses, which added 1.5% to our loss ratio. Excluding the impact of catastrophe losses, our loss ratio was 40.6% and 40.0% for the nine months ended September 30, 2024 and 2023, respectively.

Sales expense

Sales expense was $146.8 million for the nine months ended September 30, 2024, an increase of $22.0 million, or 17.6%, compared to 2023. This increase was due, in part, to a $13.5 million increase in cost of sales, primarily as a result of a higher level of Marketplace inventory sales, as well as borrowing costs associated with the BAC Credit Facility, which was entered into in December 2023. In addition, broker expense increased $7.4 million which is consistent with written premium growth within the agent channel. Lastly, credit card processing fees increased, primarily due to a shift in customer preference towards credit cards as a payment method within our MGA subsidiaries.

General and administrative

General and administrative expense was $62.1 million for the nine months ended September 30, 2024, a decrease of $2.8 million, or 4.3%, compared to 2023. This decrease was primarily driven by a $4.2 million reduction in occupancy costs as a result of fewer Hagerty Garage + Social locations in operation, as well as lower insurance costs. The overall decrease was partially offset by a $2.9 million increase in professional fees associated with various corporate initiatives, including $0.8 million of professional fees associated with the exchange offer related to our warrants. Refer to Note 17 — Warrant Exchange in Item 1 of Part I of this Quarterly Report for additional information with respect to the Warrant Exchange offer.

Depreciation and amortization

Depreciation and amortization expense was $29.8 million for the nine months ended September 30, 2024, a decrease of $5.1 million, or 14.7%, compared to 2023. This decrease was driven primarily by a $4.3 million impairment of digital media content assets recorded in the prior year period, which was the result of lower than anticipated advertising and sponsorship revenue associated with these assets. The remainder of the decrease was primarily driven by a smaller base of fixed assets and finite-lived intangible assets as of September 30, 2024 when compared to the same period in 2023.

Restructuring, impairment and related charges, net

In the first quarter of 2023, our Board approved a reduction in force (the "2023 RIF") following a strategic review of business processes as we focus on driving efficiencies in order to achieve growth and profitability goals. As a result of these actions, in the first quarter of 2023, we recognized restructuring, impairment and related charges of $5.5 million, which consisted of $5.1 million of severance related costs associated with the 2023 RIF and a $0.4 million impairment charge to write-down the value of certain digital media content assets.

In the second quarter of 2023, we recognized $2.8 million of restructuring, impairment and other changes. These charges consisted of $2.6 million of impairment and related charges associated with operating lease ROU assets and leasehold improvements for office space that was vacated and listed for sublease in the period as a result of our continuing transition to a "remote first" work model. The amount recognized in the second quarter of 2023 also included $0.2 million of additional severance related costs associated with the 2023 RIF.

In the third quarter of 2023, we recognized $0.5 million of costs associated with our vacated office space within "Restructuring, impairment and related charges, net".

Refer to Note 13 — Restructuring, Impairment and Related Charges in Item 1 of Part I of this Quarterly Report for additional information with respect to our restructuring initiatives.

Gains, losses, and impairments related to divestitures

During the nine months ended September 30, 2024, we recognized a $0.1 million gain related to the sale of MSR. During the nine months ended September 30, 2023, we recognized $4.1 million of losses and impairments related to Hagerty Garage + Social and DriveShare. Refer to Note 9 — Divestitures in Item 1 of Part I of this Quarterly Report for additional information.

Gain (loss) related to warrant liabilities, net

During the nine months ended September 30, 2024, Gain (loss) related to warrant liabilities, net was an $8.5 million loss, compared to a $1.4 million loss in 2023. The $8.5 million loss in the current year period consists of a $2.0 million loss related the Warrant Exchange that was completed in July 2024 and a $6.5 million loss resulting from the change in fair value of our warrant liabilities prior to the completion of the Warrant Exchange. The $1.4 million loss during the nine months ended September 30, 2023 was a result of the change in fair value of our warrant liabilities. Refer to Note 4 — Fair Value Measurements and Note 17 — Warrant Exchange in Item 1 of Part I of this Quarterly Report for additional information with respect to our warrants.

Interest and other income (expense), net

The following table presents a breakout of Interest and other income (expense), net for the nine months ended September 30, 2024 and 2023:

	Nine months ended September 30,
	2024	2023	$ Change	% Change

	in thousands (except percentages)
Interest income	$30,075	$18,334	$11,741	64.0%
Interest expense	(4,289)	(4,872)	(583)	(12.0)%
Net investment gains (losses)	1,783	—	1,783	N/M
Other income (expense)	376	2,215	(1,839)	83.0%
Interest and other income (expense), net	$27,945	$15,677	$12,268	78.3%

N/M = Not meaningful

Interest and other income (expense), net increased $12.3 million during the nine months ended September 30, 2024, compared to 2023. This increase was primarily due to the diversification of Hagerty Re's investment portfolio in the second quarter of 2024, which resulted in the opening of positions in higher yielding fixed maturity securities and, to a much lesser extent, equity securities. These increases were partially offset by a decrease in interest expense as a result of a lower level of borrowings under the JPM Credit Facility.

Income tax benefit (expense)

Income tax expense was $9.9 million for the nine months ended September 30, 2024, a decrease of $2.1 million compared to 2023. This decrease is primarily due to a decrease in pre-tax income of $9.6 million within Hagerty Re, which is taxed as a corporation in the U.S. Refer to Note 20 — Taxation in Item 1 of Part I of this Quarterly Report for additional information with respect to items affecting our effective tax rate.

Liquidity and Capital Resources

Maintaining a strong balance sheet and capital position is a top priority for us. As a holding company without direct operations, we manage liquidity globally and across all operating subsidiaries.

Sources and Uses of Liquidity

Our sources of liquidity include our: (i) balances of cash and cash equivalents; (ii) net working capital; (iii) cash flows from operations; (iv) borrowings from the JPM Credit Facility (as defined below) to fund the general corporate needs of THG and its subsidiaries; and (v) borrowings from the BAC Credit Facility (as defined below) to fund a portion of the lending activities of BAC.

Our primary liquidity needs and capital requirements include cash required for: (i) funding the business operations of THG and its subsidiaries; (ii) funding strategic investments and acquisitions; (iii) servicing and repayment of borrowings under the JPM Credit Facility, the BAC Credit Facility, and the unsecured term loan credit facility with State Farm Mutual Automobile Insurance Company (the "State Farm Term Loan"); (iv) funding potential cash dividend payments on the Series A Convertible Preferred Stock; (v) payment of income taxes; and (vi) funding potential payments under the TRA.

As of September 30, 2024, we believe that our sources of liquidity will be sufficient to provide an adequate level of capital to support our anticipated short and long-term commitments, operating needs, and capital requirements.

Financing Arrangements

JPM Credit Facility

THG has a credit agreement with JPMorgan Chase Bank, N.A. ("JPM"), as administrative agent, and the other financial institutions party thereto from time to time as lenders, as amended (the "JPM Credit Agreement").

The JPM Credit Agreement provides for a revolving credit facility (the "JPM Credit Facility") with an aggregate borrowing capacity of $305.0 million, including the new $75.0 million commitment provided by Wells Fargo Bank, National Association in May 2024. The JPM Credit Agreement matures in October 2026, but may be extended if agreed to by us and the lenders party thereto.

As of September 30, 2024, total outstanding borrowings under the JPM Credit Facility were $51.8 million. JPM Credit Facility borrowings are collateralized by the assets of and equity interests in THG and its consolidated subsidiaries, except for (i) the assets held by the special purpose entities related to the BAC Credit Facility and (ii) all or a portion of certain foreign and certain excluded or immaterial subsidiaries.

Under the JPM Credit Agreement, we are required, among other things, to meet certain financial covenants, including a fixed charge coverage ratio and a leverage ratio. We were in compliance with these financial covenants as of September 30, 2024.

BAC Credit Facility

In December 2023, BAC and its wholly owned subsidiary BAC Funding 2023-1, LLC, as borrower, entered into the BAC Credit Agreement. The BAC Credit Agreement provides for the BAC Credit Facility, which has an aggregate borrowing capacity of $75.0 million and is subject to a borrowing base that is determined based on the carrying value of certain BAC notes receivable. As of September 30, 2024, the applicable borrowing base for the BAC Credit Agreement was $46.1 million.

The revolving borrowing period provided by the BAC Credit Agreement expires on December 21, 2025 and the BAC Credit Agreement matures on December 21, 2026. The revolving borrowing period and the maturity date of the BAC Credit Agreement may be extended by one year if requested by BAC and agreed to by the administrative agent. BAC is not a borrower or guarantor of the BAC Credit Facility.

In connection with the BAC Credit Agreement, BAC and certain of its subsidiaries may transfer originated notes receivable to wholly owned, bankruptcy remote special purpose entities (each, an "SPE") to secure the borrowings. The assets transferred to SPEs are legally isolated from us and our other (non-SPE) subsidiaries. Accordingly, those assets are not available to satisfy our debts or other obligations and our recourse under the BAC Credit Agreement is limited.

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

BAC and BAC Funding 2023-1, LLC are required, among other things, to meet certain financial covenants under the BAC Credit Agreement, including that BAC, as the servicer, maintain a minimum tangible net worth, minimum liquidity balances, and an indebtedness to tangible net worth ratio. As of September 30, 2024, we were in compliance with the financial covenants under the BAC Credit Agreement.

Refer to Note 14 — Long-Term Debt in Item 1 of Part I of this Quarterly Report for additional information related to the JPM Credit Agreement and BAC Credit Agreement.

Capital and Dividend Restrictions

We are a holding company with no material assets other than our ownership of THG and its operating subsidiaries. Accordingly, our ability to meet our cash requirements depends on THG's financial performance and the distributions we receive from THG. Our subsidiaries' ability to make distributions, pay dividends and make other payments may be regulated by the states and territories where they are domiciled.

For a discussion of the risks associated with our holding company structure, please see Item 1A — Risk Factors — Risks Related to Tax — "We are a holding company, and our only material asset is our interest in The Hagerty Group, and we will therefore be dependent upon distributions made by The Hagerty Group to pay taxes, make payments under the TRA and pay other expenses" in our Annual Report.

Capital Restrictions

Our reinsurance company, Hagerty Re, is subject to the Bermuda Solvency Capital Requirement ("BSCR"), which establishes a target capital level and enhanced capital requirements for each insurer. As of September 30, 2024, Hagerty Re maintained sufficient statutory capital and surplus to comply with the BSCR. Similarly, our U.S. insurance company subsidiary, Drivers Edge, which holds certificates of authority in 38 states, is subject to state-specific minimum capital and surplus requirements, as well as risk-based capital ("RBC") requirements. RBC levels are reported on an annual basis. As of September 30, 2024, Drivers Edge maintained sufficient capital and surplus levels to comply with state insurance regulators.

Dividend Restrictions

Under Bermuda law, Hagerty Re is prohibited from declaring or issuing a dividend if it fails to meet its minimum solvency margin or minimum liquidity ratio. Prior approval from the Bermuda Monetary Authority ("BMA") is also required if Hagerty Re's proposed dividend payments would exceed 25% of its prior year-end total statutory capital and surplus. In 2024, Hagerty Re could pay approximately $55 million in dividends without prior BMA approval. As of September 30, 2024, there were no plans to issue dividends from Hagerty Re.

Similarly, state statutes restrict the amount of dividends that Drivers Edge may pay without prior approval of state insurance regulators. As of September 30, 2024, there were no plans to issue dividends from Drivers Edge and a change in such plans may require regulatory approval.

Comparative Cash Flows

The following table summarizes our cash flow data for the nine months ended September 30, 2024 and 2023:

	Nine months ended September 30,
	2024	2023	$ Change	% Change

	in thousands (except percentages)
Net Cash Provided by Operating Activities	$189,642	$132,221	$57,421	43.4%
Net Cash Used in Investing Activities	$(562,490)	$(34,462)	$(528,028)	N/M
Net Cash Provided by (Used in) Financing Activities	$(27,117)	$48,339	$(75,456)	(156.1)%

N/M = Not meaningful

Operating Activities

Cash provided by operating activities primarily consists of net income, adjusted for non-cash items, and changes in working capital balances. Net cash provided by operating activities for the nine months ended September 30, 2024 and 2023 is presented below:

	Nine months ended September 30,
	2024	2023	$ Change	% Change

	in thousands (except percentages)
Net income	$69,863	$19,137	$50,726	265.1%
Non-cash adjustments to net income	59,972	70,615	(10,643)	(15.1)%
Changes in operating assets and liabilities	59,807	42,469	17,338	40.8%
Net Cash Provided by Operating Activities	$189,642	$132,221	$57,421	43.4%

Net cash provided by operating activities for the nine months ended September 30, 2024 was $189.6 million, an increase of $57.4 million, compared to 2023. This increase was due to a $40.1 million increase in Net income, after excluding non-cash adjustments, and a $17.3 million increase in cash from operating assets and liabilities.

The increase in Net income, after excluding non-cash adjustments, was primarily driven by revenue growth across all areas of our business, as well as management's cost containment measures. The increase in cash provided by operating assets and liabilities was primarily driven by this growth, as well as increased CUC payments collected in the current year as a result of an amendment to our alliance agreement and associated agency agreement with Markel, which accelerated the timing of these payments. The overall increase in cash provided by operating assets and liabilities was partially offset by a $13.9 million increase in cash paid for prepaid SaaS implementation costs. Refer to Note 2 — Revenue in Item 1 of Part I of this Quarterly Report for additional information with respect to our amendment to our alliance agreement and associated agency agreement with Markel.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2024 increased $528.0 million when compared to 2023. This increase was primarily a driven by the diversification of Hagerty Re's investment portfolio in the second quarter of 2024, which resulted in the purchase of investment-grade fixed maturity securities and, to a much lesser extent, equity securities.

Financing Activities

During the nine months ended September 30, 2024, we utilized available liquidity to reduce outstanding borrowings by $10.5 million and pay a $5.6 million cash dividend on the Series A Convertible Preferred Stock. In addition, we funded $5.7 million in employee tax obligations relating to share-based compensation vestings and $5.3 million in required distributions to THG non-controlling interest unit holders. During the nine months ended September 30, 2023, we took a number of actions to raise capital, including $79.2 million in net proceeds raised through the issuance of the Series A Convertible Preferred Stock.

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

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements as of September 30, 2024.

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

Non-GAAP Financial Measures

Adjusted EBITDA

We define Adjusted EBITDA as consolidated Net income, excluding interest and other income (expense), net, income tax (expense) benefit, and depreciation and amortization, further adjusted to exclude (i) gains and losses related to our warrant liabilities; (ii) share-based compensation expense; and when applicable, (iii) restructuring, impairment and related charges, net; (iv) gains, losses and impairments related to divestitures; and (v) certain other unusual items.

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

The following table reconciles Adjusted EBITDA to the most directly comparable GAAP measure, which is Net income:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

	in thousands
Net income	$19,007	$18,623	$69,863	$19,137
Interest and other (income) expense, net (1)	(8,359)	(6,260)	(27,945)	(15,677)
Income tax (benefit) expense	(1,022)	4,604	9,918	12,002
Depreciation and amortization	9,184	10,753	29,758	34,893
EBITDA	18,810	27,720	81,594	50,355
Restructuring, impairment and related charges, net	—	473	—	8,857
(Gain) loss related to warrant liabilities, net	463	(850)	8,544	1,419
Share-based compensation expense	4,092	4,935	13,018	12,869
Gains, losses, and impairments related to divestitures	—	4,112	(87)	4,112
Other unusual items (2)	800	987	1,536	837
Adjusted EBITDA	$24,165	$37,377	$104,605	$78,449

(1)    Excludes interest expense related to the BAC Credit Facility, which is recorded within "Sales expense" on the Condensed Consolidated Statements of Operations.
(2)    Other unusual items includes professional fees associated with the Warrant Exchange, as well as certain material severance expenses for the three and nine months ended September 30, 2024 and a net legal settlement accrual for the three and nine months ended September 30, 2023. Refer to Note 17 — Warrant Exchange in Item 1 of Part I of this Quarterly Report for additional information with respect to our warrants.

Adjusted EPS

We define Adjusted Earnings Per Share ("Adjusted EPS") as consolidated Net income, less gains and losses related to our warrant liabilities, divided by our outstanding and total potentially dilutive securities, which includes (i) the weighted average issued and outstanding shares of Class A Common Stock; (ii) all issued and outstanding non-controlling interest units of THG; (iii) all issued and outstanding shares of our Series A Convertible Preferred Stock on an as-converted basis; (iv) all unissued share-based compensation awards; and (v) all unexercised warrants outstanding prior to the Warrant Exchange. Refer to Note 17 — Warrant Exchange in Item 1 of Part I of this Quarterly Report for additional information with respect to the Warrant Exchange.

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

The following table reconciles Adjusted EPS to the most directly comparable GAAP measure, which is Basic EPS:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

	in thousands (except per share amounts)
Numerator:
Net income available to Class A Common Stockholders (1)	$2,798	$3,255	$7,753	$3,712
Accretion of Series A Convertible Preferred Stock	1,875	1,838	5,552	1,838
Undistributed earnings allocated to Series A Convertible Preferred Stock	212	261	607	110
Net income attributable to non-controlling interest	14,122	13,269	55,951	13,477
Consolidated net income	19,007	18,623	69,863	19,137
(Gain) loss related to warrant liabilities, net	463	(850)	8,544	1,419
Adjusted consolidated net income (2)	$19,470	$17,773	$78,407	$20,556

Denominator:
Weighted average shares of Class A Common Stock outstanding (1)	89,691	84,479	86,689	84,042
Total potentially dilutive securities outstanding:
Non-controlling interest units	255,178	255,499	255,178	255,499
Series A Convertible Preferred Stock, on an as-converted basis	6,785	6,785	6,785	6,785
Total unissued share-based compensation awards	8,076	8,490	8,076	8,490
Total warrants outstanding	—	19,484	—	19,484
Potentially dilutive shares outstanding	270,039	290,258	270,039	290,258
Fully dilutive shares outstanding (2)	359,730	374,737	356,728	374,300

Basic EPS (1)	$0.03	$0.04	$0.09	$0.04

Adjusted EPS (2)	$0.05	$0.05	$0.22	$0.05

(1)    Numerator and Denominator, respectively, of the GAAP measure Basic EPS
(2)    Numerator and Denominator, respectively, of the non-GAAP measure Adjusted EPS

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the second quarter of 2024, we diversified our investment portfolio and, as a result, we are exposed to interest rate risk and credit risk related to our investments. For a discussion of our exposure to market risk, refer to the market risk disclosures set forth in Part II, Item 1A of this Quarterly Report and Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report.

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

As of September 30, 2024, we held fixed maturity securities with a fair value of $522.2 million. The table below illustrates the sensitivity of the value of our fixed maturity securities with hypothetical changes in interest rates as of September 30, 2024:

	September 30, 2024
	Estimated Fair Value	Estimated Change in Fair Value	Estimated % Increase (Decrease) in Fair Value

	in thousands (except percentages)
200 basis points increase	$488,688	$(33,524)	(6.4)%
100 basis points increase	$505,555	$(16,657)	(3.2)%
No change	$522,212	$—	—%
100 basis points decrease	$538,199	$15,987	3.1%
200 basis points decrease	$554,056	$31,844	6.1%

Credit risk - Available-for-sale securities

Credit risk is the potential loss resulting from adverse changes in an issuer's ability to repay its debt obligations. We have exposure to credit risk as a holder of fixed maturity securities. Our risk management strategy and investment policy are designed to invest in investment grade debt and to limit the amount of credit exposure with respect to a single issuer to no greater than 5%, except for the U.S. Federal Government. As of September 30, 2024, all fixed income securities in our investment portfolio were rated investment grade by at least one nationally recognized rating organization.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024 to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms specified by the SEC and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the three months ended September 30, 2024, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Federal Reserve began lowering interest rates in September 2024. If interest rates continue to decline, this would place pressure on our net investment income, particularly as it relates to our short-term investments, which, in turn, may adversely affect our operating results. Conversely, if interest rates were to increase, it could cause the values of our fixed income securities portfolios to decline, with the magnitude of the decline depending on the duration of securities included in our portfolio and the amount by which interest rates increase.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) Paul Rehrig, President of Media & Entertainment and a named executive officer of Hagerty, Inc. (the "Company"), will be stepping down from his role with the Company and its subsidiaries on December 2, 2024 (the "Effective Date") to pursue entrepreneurial opportunities.

In connection with Mr. Rehrig's departure, he entered into an Employee Separation and Release of Claims Agreement (the "Separation Agreement") with Hagerty Insurance Agency, LLC pursuant to which Mr. Rehrig is entitled to receive (i) continued payment of his base salary for twelve (12) months following the Effective Date, (ii) a single lump sum payment for his accrued and unused paid time off through the Effective Date, and (iii) a single lump sum payment of an amount to be calculated in accordance with the Company's Annual Incentive Plan for the year ended December 31, 2024 as determined by the Company's Talent, Culture, and Compensation Committee that is due no later than March 15, 2025, with each payment subject to applicable tax and other withholdings. In the event Mr. Rehrig elects health insurance coverage under COBRA, Hagerty Insurance Agency, LLC has agreed to pay the applicable contribution towards his then-current health insurance coverage for a period of nine months.

The Separation Agreement also provides for a release and waiver of claims in favor of the Company and its subsidiaries and Mr. Rehrig's compliance with certain restrictive covenants, including, non-solicitation of employees or customers, non-competition, cooperation and non-disparagement obligations.

The foregoing summary is qualified in its entirety by reference to the full text of the Separation Agreement, which is attached hereto as Exhibit 10.3 and incorporated herein by reference.

(b) On August 9, 2024, Rob Kauffman, our director, in his capacity as sole member of Aldel LLC, adopted a programmed plan of transactions intended to satisfy the affirmative defense provided by Rule 10b5-1 (the "10b5-1 Plan"). The 10b5-1 Plan provides for a first possible trade date of November 19, 2024, and terminates automatically on the earlier of the execution of all trades contemplated by the 10b5-1 Plan or November 14, 2025. The aggregate number of shares to be sold pursuant to the 10b5-1 Plan is 3,500,000 shares of Class A Common Stock held by Aldel LLC. During the three months ended September 30, 2024, no director or officer of the Company, other than Mr. Kauffman, has adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

4.1	Form of Warrant Certificate of the Company (incorporated by reference to Exhibit 4.3 of the Company’s Form 8-K (File No. 001-40244), filed with the SEC on December 8, 2021).
4.2
Warrant Agreement, dated April 8, 2021, between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K (File No. 333-253166), filed with the SEC on April 13, 2021).

4.3
Warrant Agreement, dated December 2, 2021, between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.5 of the Company’s Form 8-K (File No. 001-40244), filed with the SEC on December 8, 2021).

10.1
Amendment No. 1 to Warrant Agreement, dated July 3, 2024, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K (File No. 001-40244), filed with the SEC on July 5, 2024).

10.2
Amendment No. 1 to Warrant Agreement, dated July 3, 2024 , by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K (File No. 001-40244), filed with the SEC on July 5, 2024).

10.3†	Separation and Release of Claims Agreement, dated November 4, 2024, by and between Paul Rehrig and Hagerty Insurance Agency, LLC, filed herewith.
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith.
32.1#	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.
32.2#	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL).

*	The schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
†	Indicates management contract or compensatory plan or arrangement.
#	This certification is deemed not filed for purpose of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 7, 2024.

HAGERTY, INC.

By:	/s/ McKeel O Hagerty
McKeel O Hagerty
Chief Executive Officer

HAGERTY, INC.

By:	/s/ Patrick McClymont
Patrick McClymont
Chief Financial Officer