Form 10-K
period 2024-12-31
Hagerty, Inc.
filed 2025-03-04
CIK 1840776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2024, based on the closing price of $10.40 for shares of the Registrant’s Class A Common Stock as reported by the New York Stock Exchange, was approximately $296.6 million. Shares of common stock beneficially owned by each executive officer, director, and holders of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The registrant had 90,040,663 shares of Class A Common Stock outstanding and 251,033,906 shares of Class V Common Stock outstanding as of February 20, 2025.
Documents incorporated by reference:
Portions of the registrant's definitive Proxy Statement for its 2025 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2024, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this "Annual Report"), as well as other oral or written information we provide, contain statements that constitute "forward-looking statements" within the meaning of the federal securities laws. All statements we provide, other than statements of historical fact, are forward-looking statements, including those regarding our future operating results and financial position, our business strategy and plans, products, services, and technology implementations, market conditions, growth and trends, expansion plans and opportunities, and our objectives for future operations. The words "anticipate," "believe," "envision," "estimate," "expect," "intend," "may," "plan," "predict," "project," "target," "potential," "will," "would," "could," "should," "continue," "ongoing," "contemplate," and similar expressions, and the negative of these expressions, are intended to identify forward-looking statements.

We have based these forward-looking statements largely on our current expectations about future events, which may not materialize. Actual results could differ materially and adversely from those anticipated or implied in our forward-looking statements. Some of the factors that could cause actual results to differ from our expectations include the risks and uncertainties described in Item IA of Part I — Risk Factors of this Annual Report, which highlight, among other risks, our ability to:

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
•accelerate the adoption of our membership and marketplace products and services, as well as any new insurance programs and products we offer;
•manage the cyclical nature of the insurance business, including through any periods of recession, economic downturn or inflation;
•address unexpected increases in the frequency or severity of claims; and
•comply with the numerous laws and regulations applicable to our business, including state, federal and foreign laws relating to insurance and rate increases, privacy, the internet, and accounting matters.

You should not rely on forward-looking statements as predictions of future events. We operate in a very competitive and rapidly changing environment and new risks emerge from time to time. The forward-looking statements in this Annual Report represent our views as of the date hereof. We undertake no obligation to update any of these forward-looking statements for any reason after the date of this Annual Report.

Where You Can Find More Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, as well as any amendments to those reports, are available free of charge through our website at investor.hagerty.com after we file them with, or furnish them to, the Securities and Exchange Commission ("SEC"). We use our investor relations website, investor.hagerty.com, as a means of disclosing information which may be of interest or material to our investors and for complying with disclosure obligations under Regulation FD. Accordingly, investors should monitor our investor relations website, in addition to following our press releases, SEC filings, public conference calls, webcasts, and social media channels. Information contained on or accessible through our website or social media channels is not a part of, and is not incorporated by reference into, this Annual Report or any other report or document we file with the SEC. Any reference to our website in this Annual Report is intended to be an inactive textual reference only.

Unless the context indicates otherwise, the terms "we," "our," "us," "Hagerty," and the "Company" refer to Hagerty, Inc. and its consolidated subsidiaries, including The Hagerty Group, LLC ("THG").

PART I

ITEM 1. BUSINESS

Company Overview

We are a market leader in providing insurance for collector cars and enthusiast vehicles. Through our insurance business, we act as a Managing General Agent ("MGA") by underwriting, selling, and servicing collector car and enthusiast vehicle insurance policies. Due to our consistent track record of delivering strong underwriting results, we then reinsure approximately 80% of the risks written by our MGA subsidiaries through our wholly owned subsidiary, Hagerty Reinsurance Limited ("Hagerty Re"). In addition, we offer Hagerty Drivers Club ("HDC") memberships, which are primarily bundled with our insurance policies and give subscribers access to an array of products and services, including emergency roadside assistance, Hagerty Drivers Club Magazine, automotive enthusiast events, our proprietary vehicle valuation tool, and special vehicle-related discounts. We also offer a marketplace to complement our insurance and membership offerings where automotive enthusiasts can buy, sell, and finance collector cars and enthusiast vehicles. Through these offerings, our vision is to be the world's most trusted and preferred brand for automotive enthusiasts to protect, buy, sell, and enjoy their special cars.

The backbone of our ecosystem is our fast-growing specialty insurance business. People take excellent care of the things they love, and we take great pride in protecting and preserving their treasured vehicles. For over 40 years, we have consistently grown our insurance business and currently insure 2.6 million collector cars and enthusiast vehicles. We have built a strong reputation for providing excellent customer service through our passionate team of member service center professionals, resulting in a Net Promoter Score ("NPS") of at least 82 in recent years, an insurance policy retention rate approaching 90%, and a typical policy life of approximately nine years.

HDC and our marketplace offerings, as well as our events and media and entertainment platforms, work synergistically with our insurance business to drive retention and loyalty and enable automotive enthusiasts to protect, buy, sell, and enjoy their special cars, whether it is on the road, on the track, in the garage, at an event or auction, or through our media content. We believe the combination of these complementary offerings creates an enthusiast-centered ecosystem of products and services, generating multiple points of engagement and monetization, resulting in an attractive recurring revenue business model with relatively low customer acquisition costs that is well-positioned to benefit from increasing scale.

With a rich heritage spanning over 40 years, the first Hagerty company was founded in 1984. Hagerty, Inc., a Delaware corporation, was formed in 2020 and became a public company traded on the New York Stock Exchange ("NYSE") in 2021 under the ticker symbol HGTY.

Industry and Market Opportunity

We love cars and are not alone, as evidenced by the large and growing collector car and enthusiast vehicle market. We estimate that there are approximately 48 million insurable collector cars and enthusiast vehicles in the United States ("U.S."), of which approximately 11 million are pre-1981 and 37 million are post-1980 collectibles. On this basis, we estimate that the U.S. total addressable market is approximately $19 billion of annual written premium for insurable collector cars and enthusiast vehicles based on our average vehicle premium of $405 per year. Over the last decade, we have increased our written premium by a compound annual growth rate of 14%, powered primarily by strong growth in the number of our insurance policies in force. While we have become one of the leading providers of insurance for pre-1981 classics, with an estimated market share of 14% in that cohort, we estimate our market share for post-1980 collectibles is only 2%, resulting in an overall collector car and enthusiast vehicle market share of under 5%. We believe that our strong brand and value proposition focused on our "Guaranteed Value" insurance policies position us well to capture a larger share of this growing market over the coming decade, including through our recent acquisition of Drivers Edge Insurance Company ("Drivers Edge"). For more information regarding the acquisition of Drivers Edge, refer to Note 10 — Acquisitions in Item 8 of Part II of this Annual Report.

In order to fully capitalize on this opportunity, we perform a data-driven Member and vehicle analysis to understand vehicle ownership data, demographic data, vehicle usage, and values. Based upon this analysis, we are able to identify key vehicle markets, explore additional opportunities within these markets, and overlay demographic and usage data to enrich our approach and leverage the information to better serve the automotive enthusiast community.
Business Model and Competitive Strengths

The Hagerty brand has been carefully curated over the last four decades by providing Members with excellent customer service through our passionate team of automotive experts. We have become known as an automotive enthusiast brand for car people, by car people. We believe that consumers who feel a part of an enthusiast community or club are more engaged and have higher renewal rates than those who simply purchase a good or service. With an insurance policy retention rate of nearly 90% and an average policy life of nine years, we have demonstrated a strong recurring revenue model that benefits from a combination of high insurance policy retention, new Member growth, and increases in premiums driven, in part, by the increasing values of insured vehicles.

The automotive enthusiast community created by our insurance, membership, and marketplace offerings is enhanced by our media and entertainment platforms, as well as our renowned car events, which generate positive ongoing engagement with current Members, as well as interest in our brand, products, and services from prospective members. Our media content features the work of talented automotive content creators, journalists, and storytellers who bring the automotive world to life in exciting and unexpected ways across a variety of digital, print, and video media formats. Our media team covers entertainment, news, market information, and vehicle valuation trends, all of which helps generate an engaged audience that drives retention and brings new Members into our ecosystem.

Our enthusiast-centered ecosystem is built for car lovers, enabling them to protect, buy, sell, and enjoy their special cars, thereby increasing our share of their discretionary spending. We believe that this enthusiast-centered business model, with a focus on community and engagement, is a significant advantage over competitors who, without strong affinity or engagement, are left to compete solely on price.

Insurance

We provide insurance for approximately 2.6 million collector cars and enthusiast vehicles. Through our MGA subsidiaries, we are positioned to control the pricing and underwriting of our insurance policies, benefit from steady commission revenue, and engage directly with consumers. Then, due to our consistent track record of delivering strong underwriting results, we reinsure approximately 80% of the risks written by our MGA subsidiaries through Hagerty Re.

Our insurance offerings are centered around our "Guaranteed Value" insurance policy, which differentiates our coverage from the standard auto insurance market by insuring covered vehicles at their agreed upon value, rather than their depreciated value. We work closely with our Members to determine the right amount of coverage for their vehicle, utilizing Hagerty Valuation Tools, which has been built over decades of collecting vehicle sales information, with historic pricing data on more than 48,000 collector car and enthusiast vehicle models. If a vehicle experiences a covered total loss, the carrier pays the full amount of the vehicle's insured value without any depreciation.

Our insurance business generates two types of revenue: (i) commissions and fees earned by our MGA subsidiaries from the underwriting, sale, and servicing of collector car and enthusiast vehicle insurance policies and (ii) insurance premiums earned for the risk assumed by Hagerty Re.

We utilize our data science capabilities to benefit both our MGA and risk-taking activities across the following key areas:

•Underwriting and Risk Assessment: Decades of data allow us to accurately assess the risk associated with insuring collector cars and enthusiast vehicles through actuarial analysis, which leads to more efficient underwriting and appropriate pricing.
•Market Analysis: Machine learning algorithms are designed to analyze data on collector car and enthusiast vehicle sales and values to identify trends and initiate automated marketing, sales, and servicing workflows.
•Customer Service: AI-powered tools provide instant and accurate responses to Member inquiries, freeing up our member service agents to handle more complex issues and improve the Member experience.
•Claims Processing: Streamlining the claims process by automating routine tasks and flagging potential fraud.

To better serve our Members and enhance their experience as we continue to grow, we are investing substantial resources in the implementation of a new software-as-a-service ("SaaS") platform for our insurance products. The new platform will service distribution management, policy administration, billing, claims, and data reporting and insights.

Managing General Agent

We earn commission revenue from the underwriting, sale, and servicing of collector car and enthusiast vehicle insurance policies on behalf of our insurance carrier partners. We offer our insurance products through an omnichannel distribution model, enabling us to sell our insurance wherever our policyholders need us. This omnichannel approach allows us to offer our insurance products across two channels: (i) directly to consumers and (ii) through our agent channel, which includes a vast network of independent agents and brokers, as well as strategic distribution partnerships with large traditional auto insurers. We believe that this distribution model creates a win-win situation that allows us to capture more of the collector car and enthusiast vehicle insurance market. In connection with the servicing of insurance policies, we also handle claims on behalf of our insurance carrier partners to ensure that our Members receive a high level of service focused on the unique requirements of repairing vintage and rare vehicles.

Under our alliance agreement and associated agency agreement with Markel Group, Inc. ("Markel"), our MGA subsidiaries currently earn a base commission rate of approximately 37%, as well as an additional contingent underwriting commission ("CUC") that scales annually from -5% to a maximum of +5% of written premium, with 80% of the expected CUC paid monthly. Prior to 2024, the base commission rate was approximately 32% of written premium, with a CUC of up to 10%. As a result of the strong underwriting performance of the policies underwritten by our MGA subsidiaries, we have earned approximately 90% of the maximum potential CUC over the last three years. In 2024, Markel generated approximately 93% of our total commission revenue as substantially all of our personal lines business in the U.S. is written through Markel's wholly owned subsidiary, Essentia Insurance Company ("Essentia"). Markel is a related party to the Company. Refer to Note 24 — Related-Party Transactions in Item 8 of Part II of this Annual Report for additional information.

For the years ended December 31, 2024, 2023, and 2022, commission and fee revenue earned by our MGA subsidiaries represented 35%, 37%, and 39%, respectively, of our total revenue.

Direct Sales Channel

Our direct sales channel is serviced by our employee agents who sell policies in the U.S., Canada, and the United Kingdom ("U.K."). In 2024, approximately 45% of our total U.S. auto written premium is generated through direct sales.

Agent Channel

We market our insurance products through our insurance distribution partnerships, which include 9 of the top 10 largest auto insurers, as ranked by the National Association of Insurance Commissioners based upon 2023 direct premiums written. Under these arrangements, we generally make our specialty insurance products and related services available to the carrier's agents, who then refer or present Hagerty to their customers. Our track record of expertise and growth creates opportunities for cultivating strong, mutually beneficial partnerships that allow us to continue to meaningfully grow our share of the collector car and enthusiast vehicle market in the U.S.

Most insurance companies offer and compete for multi-line insurance: auto, homeowners, umbrella, watercraft, aircraft, and other exclusive collectibles. Our focus on collector car and enthusiast vehicle products and services reduces competitive threats for partners and raises their confidence in transacting with us. Furthermore, we focus our investments on developing capabilities that serve the interests of the automotive enthusiast market. This depth and discipline of focus has enabled us to maintain a "neutral" and non-threatening partner of choice position with the highest quality automobile insurance companies in the market as we help them reduce the risk of losing a customer and the total value of the bundled insurance and membership offerings.

Our approach to partnerships enables complementary growth. Our business model is attractive to our partners because we offer a full-service solution for their customers and their special cars. We handle product development and pricing, underwriting, sales and service, and claims services on behalf of our insurance carrier partners. In addition, we offer Member benefits tailored to the automotive enthusiast, all through our proprietary technology and by our sales and service teams. For partners, our focus on the collector car and enthusiast vehicle space allows them to focus on other parts of their business portfolios. We then align financial interests so both parties benefit from the relationship. We do well when our partners win and grow, and we take great care to build partnerships with companies who share our focus on excellent customer service.

We also have relationships with over 50,000 independent agents and brokers, representing all top 10 brokers in the U.S. by revenue. We are often told by agents and brokers that partnering with Hagerty brings value and joy to their automotive enthusiast customers that is unmatched in the industry. Our high-engagement and experiential approach to the market is often co-branded by independent agents and brokers to deliver automotive enthusiasts an experience the agent or broker could not deliver themselves. As a result, both brands benefit symbiotically through longer-lasting and more intimate customer relationships.

In 2024, approximately 55% of our total U.S. auto written premium is generated through our agent channel.

Strategic Agreements

Markel Alliance

Markel is the ultimate parent company of Essentia, which serves as the dedicated carrier for the specialty collector vehicle insurance policies sold by our U.S. MGA subsidiaries. Essentia is exclusive to our U.S. MGA subsidiaries and only writes insurance policies we produce. Under this arrangement, we are licensed and appointed as Essentia's MGA and are authorized to develop insurance products, underwrite, bill, and perform claims services for policies written through Essentia. State laws govern many of the activities under this relationship and our MGA subsidiaries must maintain the appropriate licensing as a producer and, where required, as an MGA, plus additional requirements in some states for claims adjusting.

Essentia cedes risk through quota share reinsurance agreements to three of our key insurance distribution partners with the remaining retained premium being ceded to its affiliate, Evanston Insurance Company ("Evanston"). Evanston, in turn, cedes a portion of the business it reinsures from Essentia to Hagerty Re. The current agreements governing our relationship with Markel expire at the end of 2030, unless we and Markel mutually agree to an extension.

Markel is a related party to the Company. Refer to Note 24 — Related-Party Transactions in Item 8 of Part II of this Annual Report for additional information.

Aviva Canada Alliance

Aviva Canada Inc. ("Aviva") is the parent company of Elite Insurance Company, which serves as the carrier for the specialty collector vehicle insurance policies sold by our Canadian MGA subsidiary ("Hagerty Canada"). The relationship with Aviva in Canada is exclusive with respect to specialty, enthusiast, classic, and collector vehicle insurance, with the exception of the Quebec province, where a third-party insurance agency carries the appropriate licenses and authority to submit business to Elite Insurance Company. Elite Insurance Company and Hagerty Re also have a reinsurance quota share agreement. Canadian provincial laws govern many of the activities under this relationship and Hagerty Canada must maintain the appropriate licensing. The terms of our agreements with Aviva expire in 2030 and include a 5-year extension if certain thresholds are met.

State Farm Alliance

We have a 10-year master alliance agreement and associated managing general underwriter agreement with State Farm Mutual Automobile Insurance Company ("State Farm") under which the State Farm Classic+ policy is offered to State Farm's customers through State Farm agents. This program began issuing policies in four initial states in September 2023, with additional states planned for 2025 and 2026. Under the master alliance agreement, State Farm paid Hagerty an advanced commission of $20.0 million in 2020, which is being recognized as "Commission and fee revenue" over the remaining life of the arrangement. In addition, we are paid a commission for underwriting, binding coverage, and issuing State Farm Classic+ policies and can offer HDC memberships to State Farm Classic+ customers, providing us an additional revenue opportunity.

State Farm is a related party to the Company. Refer to Note 24 — Related-Party Transactions in Item 8 of Part II of this Annual Report for additional information.

Hagerty Re

Because we have confidence in the risks underwritten by our MGA subsidiaries, we reinsure a large portion of that risk and share in the underwriting profit through Hagerty Re, which is registered as a Class 3A reinsurer under the Bermuda Insurance Act of 1978 and has an AM Best financial strength rating of A- (Excellent). For the years ended December 31, 2024, 2023, and 2022, Hagerty Re's U.S. quota share, or assumed risk, was approximately 80%, 80%, and 70%, respectively. We expect that Hagerty Re's U.S. quota share will remain at approximately 80% in 2025.

Hagerty Re allows us to efficiently deploy capital and create steady, consistent underwriting results due to our deliberate approach to managing risk and employing actuarial discipline to the underwriting process, which has resulted in an attractive average loss ratio of 44% over the last three years. This compares favorably to the overall auto insurance industry average of approximately 75%, excluding loss adjustment expenses.

For the years ended December 31, 2024, 2023, and 2022, Hagerty Re earned premium represented 54%, 53%, and 51%, respectively, of our total revenue.

Membership

We offer HDC memberships as a way to strengthen our relationships with insurance policyholders. In 2024, approximately three-quarters of our new policyholders also purchased an HDC membership. Our focus on HDC memberships is intended to build a community of car lovers and enhance brand loyalty through multiple points of engagement.

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

For the years ended December 31, 2024, 2023, and 2022, membership revenue represented 4.8%, 5.2%, and 5.7%, respectively, of our total revenue.

Marketplace

The market for buying and selling collector cars and enthusiast vehicles is substantial, encompassing live and digital auctions, as well as private sales. We estimate that there are approximately 48 million insurable collector cars and enthusiast vehicles in the U.S., valued at approximately $1.2 trillion. In 2024, we observed over 300,000 buy/sell collector car and enthusiast vehicle transactions representing approximately $15.7 billion in total value trading hands in our U.S. insurance book, or approximately 1% of the estimated U.S. market value. We believe we can differentiate ourselves from other platforms and services by incorporating a higher level of trust into this marketplace by using our existing size, scale, improved processes, and trusted brand status.

Our marketplace offerings leverage the power of our ecosystem by providing a trusted platform where enthusiasts can buy, sell, and finance collector cars and enthusiast vehicles. At the high-end of the collector car and enthusiast vehicle market, where values typically exceed $100,000, our wholly owned subsidiary, Broad Arrow Group, Inc. ("Broad Arrow"), helps collectors and enthusiasts buy and sell at live auctions and through brokered private sales. At lower price points, typically below $100,000, we also offer digital auctions through Hagerty Marketplace. From time to time, Broad Arrow also opportunistically acquires collector cars and enthusiast vehicles for resale. Lastly, through Broad Arrow Capital LLC ("BAC"), we provide financing solutions to qualified collectors and businesses in the U.S., Canada, the U.K., and certain European countries by structuring loans secured by their collector cars. Loans underwritten by BAC are typically $250,000 or higher, with a focus on collector cars and enthusiast vehicles that are typically not financed by traditional banks and lenders.

To date, Broad Arrow's live auctions and private sales have been conducted in the U.S. However, in January 2025, Broad Arrow expanded its reach by adding car specialists in certain European countries to allow for the growth of its live auction and private sale offerings. Starting in May 2025, Broad Arrow will partner with BMW AG to become the official auction partner of the Concorso d'Eleganza Villa d'Este on the shores of Lake Como in Italy.

For the years ended December 31, 2024, 2023, and 2022, marketplace revenue represented 4.5%, 2.9%, and 1.7%, respectively, of our total revenue.

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

As of December 31, 2024, we have two issued patents in the U.S. and one in Canada. The issued patents generally relate to (i) our vehicle information number decoder, which allows us to determine vehicle configuration details and associated vehicle values and (ii) our method and system for storage and selective sharing of vehicle data. The issued patents are expected to expire in August 2030, May 2031, and May 2033, respectively. We continually review our development efforts to assess the existence and the ability to protect new intellectual property.

We have trademark rights in our name, our logo, and other brand indicia, and have trademark registrations for select markets in the U.S., Canada, U.K., European Union, and Australia. We have copyrights for our media and entertainment content and registered copyrights for our vehicle information tools in the U.S. We also have registered various domain names related to our brand for websites that we use in our business, including Hagerty.com.

Although we believe our intellectual property rights are valuable and strong, intellectual property rights are sometimes subject to invalidation or circumvention. Refer to the section titled "Risk Factors — Legal, Regulatory and Political Risks — Our intellectual property rights are extremely valuable and if they are not properly protected, our products, services, and brand could be adversely impacted." within Item IA of Part I — Risk Factors, in this Annual Report for additional information.

Seasonality

We operate in certain geographic regions where vehicles are purchased and driven more frequently during the spring and summer months, and a larger portion of our annual insurance policies renew during those months. Accordingly, our MGA subsidiaries experience peak commission and fee revenue in the second and third quarters of the year. In addition, catastrophic loss events, such as hurricanes and wildfires, are typically more prevalent in the second half of the year, so our losses and loss adjustment expenses may reflect that seasonality. As a result of these factors, we expect to experience seasonal fluctuations in our quarterly operating results, which may not fully reflect the underlying performance of our business.

Competition

We believe that our business model of integrated products and services is unique. While there are other specialty insurance companies offering collector car insurance, the size of their operations is small compared to ours. We believe our enthusiast-centered ecosystem, with a focus on community and engagement, is a significant competitive advantage over competitors who, without strong affinity or engagement, are left to compete solely based on price. We experience some competition in the larger standard auto insurance market as the majority of collector cars and enthusiast vehicles are currently insured through traditional auto insurance carriers. However, in lieu of competing directly with standard auto insurance carriers, we have formed relationships with many of them to offer their customers our specialty insurance products and HDC memberships. These relationships with the largest auto insurance carriers enable us to provide a high-touchpoint experience for customers, resulting in more appropriate levels of coverage and higher overall customer service satisfaction.

Government Regulation

We operate across jurisdictions in North America and Europe and our businesses (in particular, insurance) are subject to comprehensive regulation and supervision. Each jurisdiction in which we operate has established supervisory agencies with broad administrative and oversight powers for various business practices (for example, financial services consumer protection and data protection). While we are not aware of any proposed or recently enacted domestic or international regulation that would have a material impact on our operations, earnings, or competitive position, we cannot predict the effect that future regulatory changes might have on us. Refer to the section titled "Risk Factors — Legal, Regulatory and Political Risks" within Item IA of Part I — Risk Factors in this Annual Report for additional information.

Investments

We hold an investment portfolio consisting predominantly of fixed maturity securities such as corporate bonds, U.S. treasury securities, and mortgage-backed securities. Our investment portfolio also includes a relatively small balance of equity securities.

We manage our investment portfolio in accordance with an investment policy that seeks to generate an attractive total return on an after-tax basis on its investment assets, over the long-term, subject to compliance with all of the following constraints and objectives: (i) comply with certain portfolio-level and asset-level class constraints; (ii) preserve capital by assuming only a modest amount of risk of principal loss; (iii) ensure sufficient liquidity to meet obligations; (iv) comply with all legal, regulatory, and contractual requirements; and (v) employ an efficient portfolio in terms of assumed risk and relative to expected return.

Refer to the section titled "Risk Factors — Risks Related to Our Business — Performance of our investment portfolio is subject to a variety of investment risks that may adversely affect our financial results." within Item IA of Part I — Risk Factors and Note 3 — Investments in Item 8 of Part II of this Annual Report for additional information.

Human Capital

Our performance-based culture is shaped by our people, and their engagement, accountability and alignment with our key objectives as an organization. Our strategy involves hiring great people, providing challenging and meaningful work, and investing in their professional and personal development, and we believe this creates a strategic advantage for us. Our objectives include effectively identifying, recruiting, retaining, and incentivizing our employees. As of December 31, 2024, we had 1,744 total employees including 1,733 full-time employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement.

Compensation

Our compensation programs are designed to attract, retain and motivate talented, deeply qualified, and committed individuals who believe in our mission, while rewarding employees for long-term value creation. We have a pay-for-performance culture in which employee compensation is aligned to company performance, as well as individual contributions and impacts. The potential for stock-based compensation awards through our equity incentive plan, as well as the opportunity to participate in an employee stock purchase plan are designed to align employee compensation to the long-term interests of our stockholders, while encouraging them to think and act like owners. We strive for a fair, competitive, transparent, and equitable approach in recognizing and rewarding our employees.

Health and Wellness

The health and wellness of our employees and their families is integral to our success. We have a comprehensive benefits program to support the physical, mental, and financial well-being of our employees. We have a self-insured medical plan in which our employees pay up to 25% of the monthly estimated premiums. In addition to core medical benefits, we offer maternity and paternity benefits, as well as employee assistance programs to support the mental health of our employees. Additionally, aside from our competitive paid time off program, we offer caregiver time off, which provides employees 40 hours each year of paid time off for caregiver responsibilities.

Performance Culture

Our performance culture objective is to be a company where each employee genuinely belongs, is respected and valued, and is driven to do their best work. We take this to heart not just within our Company, but also within the broader automotive enthusiast community.

To help achieve our goals, we ensure fair and transparent processes in talent assessment, hiring, performance management, career progression, and retention. We are creating an environment focused on the respectful treatment of others, including employees, Members, and partners. Engagement and belonging are fueled by having a meaningful connection to others and opportunities to grow and develop careers. Across these dimensions, we are building programs, systems and tools that foster greater belonging.

We intend to continue to invest and further develop our leadership training and support to ensure that all leaders — those promoted, developing or hired — understand how to effectively lead a high-performance team.

ITEM 1A. RISK FACTORS

Described below are certain risks and uncertainties that we believe are applicable to our business and the industry in which we operate, and some of which are beyond our control. The following factors are not the only risks and uncertainties we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. You should carefully read the following risks as well as the cautionary statements referred to in "Cautionary Statement Regarding Forward-Looking Statements" herein. If any of the risks and uncertainties described below or elsewhere in this Annual Report actually occur, our business, financial condition or results of operations could be materially and adversely affected, the trading price of our securities could decline, and you might lose all or part of your investment.

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
•our reliance on a highly skilled management team, workforce, and unique culture;

•our ability to successfully execute and integrate future acquisitions, partnerships and investments;
•issues with our technology platforms and our ability to anticipate or prevent cyberattacks;
•the limited operating history of some of our membership and marketplace products and services, as well as the success of any new insurance programs and products we offer;
•our reliance on a limited number of payment processing services;
•our susceptibility to inflation, interest rate, and foreign currency exchange rate fluctuations;
•our ability to continue to develop, implement, and maintain the confidentiality of our proprietary technology and prevent the misappropriation of our data;
•unexpected increases in the frequency or severity of claims, including increases caused by catastrophic events;
•compliance with the numerous laws and regulations applicable to our business, including state, federal and foreign laws relating to insurance and rate increases, privacy and cybersecurity, marketing and advertising, digital services, accounting matters, tax, anti-money laundering and economic sanctions;
•the cyclical nature of the insurance business and our dependence on our ability to collect vehicle usage and driving data;
•the ability or unwillingness of our reinsurers to pay claims on a timely basis, or at all, which may materially adversely affect our business, financial condition, and results of operations;
•unexpected changes in the interpretation of our coverage or provisions, including loss limitations and exclusions, in the insurance policies we sell and service;
•our ability to realize the anticipated benefits from the growth and integration of our marketplace offerings with our other businesses;
•significant fluctuations in the collector car market and asset values, which may materially impact our ability to obtain and sell consigned property within our marketplace business;
•the fact that Hagerty Holding Corp. ("HHC") controls us, and its interests may conflict with ours or yours in the future;
•the fact that we are a "controlled company" within the meaning of the NYSE listing requirements, as a result, we will qualify for, and intend to rely on, exemptions from certain corporate governance requirements;
•whether investors or securities analysts view our stock structure unfavorably, particularly our dual-class structure;
•the fact that the price of our securities may be volatile or may decline regardless of our operating performance; and
•the fact that our only material asset is our interest in THG, and, accordingly, we will depend on distributions from THG to pay our taxes, including payments under the Tax Receivable Agreement ("TRA").

Risks Related to Our Business

We have experienced significant Member growth over the past several years, and our continued business and revenue growth are dependent on our ability to continuously attract and retain Members and we cannot be sure we will be successful in these efforts, or that Member retention levels will not materially decline.

We believe that the continued growth of our business depends in part upon our ability to: (i) retain our existing Members; (ii) add new Members in our current markets, as well as new geographic markets; (iii) add new insurance programs and products; and (iv) continue to grow our offering of non-insurance automotive enthusiast-related products. Increasing our Member count, expanding into new geographic markets, and introducing new product and service offerings may be time-consuming and expensive. In addition, if existing Members and consumers do not perceive our offerings to be of value, including if we introduce new or adjust existing features, coverage or service offerings, or change the mix of offerings in a manner that is not favorably received, we may not be able to retain existing Members or attract new Members. We may also, from time to time, adjust pricing or the pricing model itself, which may not be well received by Members or consumers, and which may result in cancelled memberships and fewer new Members joining our programs.

Many of our Members are referred to us by existing Members. If our efforts to satisfy our existing Members are not successful, we may not be able to attract new Members, and as a result, our ability to grow our business will be adversely affected. Similarly, a large percentage of our revenues are derived from direct-to-consumer sales, including through digital channels. If we fail to meet consumer expectations for the Member experience through digital or other sales channels, our growth may be impacted through the loss of existing Members or inability to attract new Members.

A significant loss of Members could lead to higher loss ratios or declining revenue; either of which would adversely impact our profitability. If we are unable to remain competitive on Member experience, pricing, or insurance coverage options, our ability to grow and retain our business may also be adversely affected. In addition, we might not be able to accurately predict risk segmentation of new and renewal Members or potential Members, which could also reduce our profitability.

A large percentage of our products and services are distributed through a few relationships and the loss of business provided by any one of them could have an adverse effect on us.

In addition to our direct sales efforts and independent channels, we market our insurance products through several insurance distribution partners. For the year ended December 31, 2024, approximately 15% of our commission revenues were attributable to four distribution partner marketing relationships. For two of these distribution partners, we have long-term arrangements, one of which has an expiration date in 2029 and the other in 2030. The other relationships have shorter durations. Upon expiration or termination of these agreements, these partners may decide not to continue to distribute our products and services or may be unwilling to do so on terms acceptable to us. If we are not successful in maintaining existing relationships and continuing to expand our distribution relationships, or if we encounter regulatory, technological, or other impediments to delivering our products and services to Members through these relationships, our ability to retain Members and grow our business could be adversely impacted. In addition, the broker/agent relationships with many of the partners we work with may change and their own internal strategy about how products are marketed may change, and, where we do not have exclusivity, we face competition by providers who seek to build or strengthen the relationships without distribution partners, which could cause a loss of focus on or exposure to our products and services, adversely impacting new sales.

We may not be able to prevent, monitor, or detect fraudulent activity, including transactions with insurance policies or payments of claims as well as transactions through our marketplace business.

If we fail to maintain adequate systems and processes to prevent, monitor, and detect fraud, including employee fraud, agent fraud, fraudulent policy acquisitions, vendor fraud, buyer or seller marketplace sales fraud, or fraudulent claims activity, our business could be materially adversely impacted. Fraud schemes have become increasingly more sophisticated and are ever evolving into different avenues of fraudulent activity. While we believe that any past incidents of fraudulent activity have been relatively isolated, we cannot be certain that our systems and processes will always be adequate to detect such activity as fraudulent activity and schemes continue to evolve. Our employees are required to take anti-fraud training, and we use a variety of tools to protect against fraud, but the trainings and these tools may not always be successful at preventing fraud.

Instances of fraud may result in increased costs, including possible settlement and litigation expenses, higher deductibles and increased corporate insurance premiums, and could have a material adverse effect on our business and reputation. In addition, failure to monitor and detect fraud and otherwise comply with state Special Investigation Unit requirements can result in regulatory fines or penalties.

We rely on the expertise of our Chief Executive Officer and other key employees. If we are unable to attract, retain, or motivate key personnel, our business may be severely impacted.

Our success depends on the ability to attract, retain, and motivate a highly skilled and diverse management team and workforce. Our Chief Executive Officer is well known and respected in our industry. He is an integral part of our brand and his departure would likely create difficulty with respect to both the perception and execution of our business. Additionally, the loss of key personnel within our senior management and Broad Arrow teams might significantly delay or prevent the achievement of our strategic business objectives and could harm our business. We rely on a small number of specialized experts, the loss of any one of whom could have a disproportionate impact on our business. Our compensation arrangements, such as our equity award programs, may not always be successful in attracting new employees and retaining and motivating our existing employees. Moreover, if and when our equity awards are substantially vested, employees under such equity arrangements may be more likely to leave, particularly if the underlying shares have seen a significant appreciation in value.

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

Our business is rapidly growing and evolving, and we have many competitors across our different offerings. The markets in which we operate are highly competitive and we may not continue to compete effectively within our industry. We face competition from large, well-capitalized national and international companies, including other insurance providers, technology companies, automotive media companies, automotive auction and marketplace providers, other well-financed companies seeking new opportunities, or new competitors with technological or other innovations. Many of our competitors have substantial resources, experienced management, and strong marketing, underwriting, and pricing capabilities. Because collector auto insurance constitutes a significant portion of our overall business, we may be more sensitive than other providers of insurance to, and more adversely affected by, trends that could decrease auto insurance rates or reduce demand or distribution channels for auto insurance over time, such as industry advances in mileage-based or usage-based insurance offerings, departures by some insurers from certain states that are prone to natural disasters, changes in vehicle technology, autonomous or semi-autonomous vehicles, or vehicle sharing arrangements. In addition, there are limited barriers to entry in the automotive lifestyle business. Accordingly, more established brands with significantly more resources may compete against us in the automotive lifestyle business in the future. If we are unable to compete effectively, we may not be able to grow our business and our financial condition and results of operations may be adversely affected.

Future acquisitions or investments contain inherent strategic, execution, and compliance risks that could disrupt our business and harm our financial condition.

We have recently completed strategic acquisitions, including Broad Arrow in August 2022 and Drivers Edge in September 2024. In the future, we may pursue additional acquisitions or investments to grow our business in line with our strategic objectives. Our acquisitions or investments may not achieve their intended purpose or the desired return sought. Worse, our acquisitions and investments may also result in unforeseen liabilities, expenses, or negative consequences, including contingent liabilities, high implementation costs, misalignment of culture, burdensome regulatory requirements, tax liabilities, and distraction of senior management from pursuing more profitable strategic objectives. If we are unable to effectively execute and integrate strategic acquisitions and make profitable investments, we may not be able to grow our business and our financial condition and results of operations may be adversely affected.

Like others in our industry, we are subject to cyberattacks, and our reliance on third party providers for technology and service means our operations could be disrupted due to the lack of resiliency in the operations of other companies, or a breach in their obligations to us, and could impair the operability of our website and other technology-based operations.

Cyberattacks, denial-of-service attacks, ransomware attacks, business email compromises, computer malware, viruses, social engineering (including phishing) and other malicious internet-based activity are prevalent in our industry and such attacks continue to increase with frequency, levels of sophistication, and persistence. We utilize third-party providers to host, transmit, or otherwise process electronic data in connection with our business activities. We and/or our vendors and business partners may experience attacks, unavailable systems, unauthorized access, or disclosure due to theft or misuse, denial-of-service attacks, sophisticated attacks by nation-state and nation-state supported actors, and advanced persistent threat intrusions. Despite our efforts to ensure the security, privacy, integrity, confidentiality, availability, and authenticity of information technology networks and systems, processing and information, we may not be able to anticipate, or to implement, preventive and remedial measures effective against all data security and privacy threats. The recovery systems, security protocols, network protection mechanisms, and other security measures that we have integrated into our systems, networks, and physical facilities, may not be adequate to prevent or detect service interruption, system failure, data loss or theft, or other material adverse consequences.

Any regulatory enforcement actions, such as the inquiry related to unauthorized access into our online quote feature described in the section titled 2021 Data Security Incident within Note 25 — Commitments and Contingencies in Item 8 of Part II of this Annual Report, or future cyberattacks on our systems, could result in reputational damage and/or our current and prospective Members to stop using our services. Further, we may be required to expend significant financial and operational resources in response to a security breach, which could be costly and divert resources and the attention of our management and key personnel away from our business operations. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

Some of our membership and marketplace products and services are newer and have limited operating history, which makes it difficult to forecast operating results. We may not show profitability from these newer products as quickly as we anticipate or at all.

The success of new product and service introductions depends on a number of factors, including timely and successful development, market acceptance, our ability to manage the risks associated with new product production ramp-up issues, the availability of application software for new products and services, the effective management of purchase commitments and vendor relationships in line with anticipated product demand, the availability of products in appropriate quantities and at expected costs to meet anticipated demand, and the risk that new products and services may have quality or other defects or deficiencies. Accordingly, we cannot determine in advance the ultimate effect of new product and service introductions and transitions. If our new products or services are not well received, or if we are unable to introduce them in a cost-effective manner, we may not be able to realize a profit on those products and services and may, in fact, recognize losses for some time. This could have an adverse effect on our financial condition and results of operations.

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

The payment methods that we offer also subject us to potential fraud and theft by criminals, who are becoming increasingly more sophisticated, seeking to obtain unauthorized access to, or exploit weaknesses that may exist in the payment systems. There are potential legal, contractual, and regulatory risks if we are not able to properly process payments. If we are unable to comply with applicable rules or requirements for the payment methods that we accept, or if payment-related data is compromised due to a cybersecurity incident or a breach, we may be liable for significant costs incurred by payment card issuing banks and other third parties, subject to fines and higher transaction fees, subject to potential litigation or enforcement action, or our ability to accept or facilitate certain types of payments may be impaired.

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

Global economic conditions, including elevated inflation and interest rates, have resulted in uncertainty in consumer discretionary spending, unemployment rate fluctuations and overall volatility in the financial markets. These unfavorable economic conditions may lead consumers to reduce their spending on collectible cars and related services, which in turn could lead to a decrease in the demand for our products and services. Our sensitivity to economic cycles and any related fluctuation in consumer demand may have a material adverse effect on our business, results of operations, and financial condition.

Rising interest rates increase our cost of borrowing and could adversely affect our results of operations.

Although the Federal Reserve Board lowered the federal funds rate by an aggregate of 75 basis points in 2024 and indicated that rates are expected to decrease further in 2025, there is no certainty how significant, if any, such rate cuts will be. A sustained elevated interest rate environment will have a corresponding impact to our costs of borrowing and may have an adverse impact on our ability to raise funds through the offering of our securities or through the issuance of debt due to higher debt capital costs, diminished credit availability, and less favorable equity markets. Any significant federal fund rate increases may have a material adverse effect on our business, financial condition, and results of operations.

Our technology platforms may not function properly, which might subject us to loss of business and revenue, breach of contractual obligations, and place us out of compliance with state and federal rules and regulations.

We utilize numerous technology platforms throughout our business for various functions, including to gather Member data to price and administer our insurance products, including platforms for claims management, to issue and service our membership products, provide valuation services, and transact live and digital auctions. We use proprietary algorithms in certain circumstances within our underwriting processes for efficiency. Our technology platforms require continued development and are complex. The continuous development, maintenance, and operation of our technology platforms may entail unforeseen difficulties, including material performance problems or undetected defects or errors. We may encounter technical obstacles, and it is possible that we may discover additional problems that prevent our technology from operating properly. If our platforms do not function reliably, we may incorrectly underwrite or bill our Members, price insurance products, or pay or deny insurance claims made by our Members. These errors could result in inadequate insurance premiums collected relative to claims made, resulting in increased financial losses. These errors could also cause Member dissatisfaction with us, which could cause Members to cancel or fail to renew their insurance policies with us or make it less likely that prospective Members obtain new insurance policies from us. Additionally, technology platform errors may lead to unintentional bias and discrimination in the underwriting process, which could subject us to legal or regulatory liability and harm our brand and reputation. If material performance, defects, or errors persist we may be forced to terminate our technology agreements and incur substantial additional costs transitioning to alternative solutions. Any of these eventualities could result in a material adverse effect on our business, financial condition and results of operations.

Our future success depends on our ability to continue to develop and implement technology to transform or replace legacy technology, and to maintain the security and confidentiality of our legacy technology, each in compliance with evolving privacy and cybersecurity laws.

Our future success depends on us keeping pace with technological advances for interacting with our Members. New technology is complex, expensive, and requires an ongoing commitment of significant resources to implement. While we are implementing new technology, we must also continue to develop, implement, and maintain the security and confidentiality of our proprietary legacy technology in compliance with complex evolving privacy and cybersecurity laws. Changes to existing laws, their interpretation or implementation, or the introduction of new laws could impede the use of our legacy technology and/or the implementation of new technology. If we are delayed or unable to effectively update our technology or implement new technology it could result in systemic inefficiencies, negatively impact our competitive position and result in a material adverse effect on our business, financial condition and results of operations.

Any future legal or regulatory requirements impacting our internet and mobile technologies and applications, or that restrict our ability to market, advertise, transact, and collect or use personal data, may impact how we interact with our Members and prospective Members, and could have an adverse effect on our business, financial condition, and results of operations.

We rely on the internet and mobile technologies and applications to execute our business strategy. We are subject to laws and regulations governing our marketing and advertising activity and sale transactions both offline and online through the internet and mobile technologies and applications, including the collection, use, retention, security, transfer, disclosure, and other processing of person information. Existing and future laws, regulations, and consumer expectations may impede our use of the internet and mobile technologies and applications to interact with current and future Members and to effectively market, advertise, and sell our products and services. In particular, complex and evolving privacy laws regulate our ability to use personal data for targeted or cross-context behavioral advertising, and may give individuals the ability to opt out of such advertising.

It is possible that the laws and regulations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. As new laws, regulations, and consumer expectations are adopted, our compliance obligations may increase. Government bodies may interpret and amend their laws and regulations and may require us to incur substantial costs to comply, and we may be penalized or precluded from carrying on our current activities. At the same time, we may be subject to individual or class action claims by plaintiffs using both new and pre-existing laws based on new technologies, some of which are part of our sales and marketing efforts. We cannot be sure that our practices have historically complied, currently comply, or will fully comply in the future with all such laws and regulations.

Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation, including consumer trust, a loss in business potentially leading to lower revenue and Member growth, and proceedings or actions against us by governmental entities or private litigants including, for example, the 2021 Data Security Incident referenced within Note 25 — Commitments and Contingencies in Item 8 of Part II of this Annual Report. Any such proceeding or action could hurt our reputation, force us to incur significant additional expense and time in defending regulatory proceedings or legal actions, and may result in the imposition of monetary liability. Court or regulatory orders may also demand the disgorgement of personal data and any algorithms trained on, or products or services derived from, such personal data. Regulatory proceedings or legal actions could distract our management, increase our cost of doing business, and decrease use of our mobile applications or websites by current and future Members. We may also be contractually liable to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any such laws, regulations, or our contractual obligations. In addition, our insurance coverage relating to any damages or expenses may not be sufficient to compensate for the liabilities we may incur.

We may not be able to prevent or address the misappropriation of Hagerty-owned data.

From time to time, third parties may misappropriate our data through website scraping, bots, or other means and aggregate this data on their websites with data from other companies. In addition, copycat websites or mobile apps may misappropriate data and attempt to imitate our brand or the functionality of our website or our mobile app. If we become aware of such websites or mobile apps, we intend to employ technological or legal measures in an attempt to halt their operations. However, we may be unable to detect all such websites or mobile apps in a timely manner and, even if detected, technological and legal measures may be insufficient to halt their operations.

In some cases, particularly in the case of websites operating outside of the U.S., our available remedies may not be adequate to protect us against the effect of the operation of such websites or mobile apps. Regardless of whether we can successfully enforce our rights against the operators of these websites or mobile apps, any measures that we may take could require us to expend significant financial or other resources, which could harm our business, financial condition, or results of operations. In addition, to the extent that such activity creates confusion among consumers or advertisers, our brand and business could be harmed.

Performance of our investment portfolio is subject to a variety of investment risks that may adversely affect our financial results.

Our results of operations depend, in part, on the performance of our investment portfolio. We seek to hold a portfolio of investments in accordance with our investment policy, which is routinely reviewed by our Investment Committee.

Historically, our investment portfolio was primarily invested in cash and cash equivalents and fixed maturity securities consisting solely of Canadian Sovereign, Provincial, and Municipal bonds. However, during the second quarter of 2024, we diversified our investment portfolio by opening positions in higher-yield fixed maturity securities, including principally corporate bonds, U.S. Treasury securities, and mortgage-backed securities, as well as, to a lesser extent, equity securities. Our investments in fixed maturity securities and equity securities are carried on our balance sheet at fair market value and are subject to potential losses and declines in market value.

The primary market risk to our investment portfolio is interest rate risk associated with our investments in fixed maturity securities. Fluctuations in interest rates have a direct effect on the market valuation of these securities. When market interest rates increase, the fair value of our fixed maturity securities decreases. Conversely, as interest rates decrease, the fair value of our fixed maturity securities increases.

The value of our investment portfolio is also subject to the risk that certain investments in fixed maturity securities may default or become impaired due to deterioration in the financial condition of one or more issuers of the securities we hold, or due to deterioration in the financial condition of an insurer that guarantees an issuer's payments on such investments. Downgrades in the credit ratings of fixed maturity securities also have a significant negative effect on the market value of such securities.

Each of the foregoing factors could reduce our net investment income and/or result in realized investment losses. We cannot be certain that our investment objectives will be achieved, and results may vary substantially over time. In addition, although we seek to employ investment strategies that are not correlated with our insurance and reinsurance exposures, losses in our investment portfolio may occur at the same time as underwriting losses and, therefore, exacerbate the adverse effect of the losses on us.

Changes to the law and social attitudes towards petroleum-powered vehicles may make ownership of collector vehicles less desirable, leading to a decline in demand for our products and services.

Changes to the law, governmental policies, consumer preferences, and social attitudes in favor of new vehicle technology and growing environmental concerns, may discourage the sale, use, and enjoyment of petroleum-powered vehicles which may in turn reduce the need or desire for many of our products and services, leading to lost revenue and lower profits and the inability to deliver on our purpose in an impactful manner.

The traditional business model of car sales is starting to be complemented by a range of diverse, on-demand mobility solutions, especially in dense urban environments that proactively discourage private-car use. This shift, along with a significant rise in the annual growth of car sharing members and autonomous and electric vehicles, and legislative efforts to reduce carbon emissions, in the markets we currently conduct business, could have a trickle-down effect to the collector car space and create a drop in demand for our products and services, which could have a material adverse effect on our business, financial condition and results of operations.

Our day-to-day operations create transactions, events, and conditions that may give rise to the need for accounting estimates to be recognized or disclosed in our Consolidated Financial Statements. There is a risk that these estimates are incorrect, which could have a material adverse effect on our results of operations and/or financial condition for accounting purposes.

The preparation of our financial statements requires us to make significant judgements, assumptions, and estimates that materially affect the amounts reported in our Consolidated Financial Statements. If these judgments, assumptions, or estimates prove to be incorrect, it could have a material adverse effect on our results of operations and/or financial condition. We have identified several accounting estimates as being "critical" to the fair presentation of our financial condition and results of operations because they involve major aspects of our business and require us to make judgments about matters that are inherently uncertain. Refer to the section entitled "Critical Accounting Estimates" within Item 7 of Part II of this Annual Report for additional information.

We may require additional capital in the future, which may not be available or may only be available on unfavorable terms, and we may encounter difficulty in obtaining funds to meet our commitments.

We are exposed to credit risk, or liquidity risk, through our banking partners. If we were to experience operating losses and are not able to generate additional liquidity through a capital raise or other cash infusion, we may need to secure additional sources of funds, which may or may not be available. Additionally, a failure to generate additional liquidity could negatively impact our ability to operate our business. The revolving borrowing period provided by the primary credit facility agreement that supports the lending business of BAC is scheduled to expire in December 2025. To the extent that we are unable to extend or replace this credit agreement on terms favorable to us, we may not be able to finance certain transactions that would otherwise be profitable to us and our expected growth and profitability could be adversely impacted.

To the extent that cash flows generated by our operations are insufficient to fund future operating requirements, or that our capital position is adversely impacted by a decline in the fair value of our investment portfolio, losses from catastrophic events or otherwise, we may need to raise additional funds. We also may be required to liquidate fixed maturity securities, which may result in realized investment losses. Any further sources of capital, including capacity needed for letters of credit, if available at all, may be on terms that are unfavorable to us. Our access to additional sources of capital will depend on a variety of factors, such as market conditions, the general availability of credit, the availability of credit to the industries in which we operate, our financial condition, results of operations, credit ratings and credit capacity, as well as pending litigation or regulatory investigations. Our ability to borrow under our revolving credit facilities and letter of credit facilities is contingent on our compliance with the covenants and other requirements under those facilities. Similarly, our access to capital may be impaired if regulatory authorities or rating agencies take negative actions against us. Additionally, to reduce the risk of a bank failure, we engage only with high-quality counterparties with high credit ratings. Our inability to obtain adequate capital when needed could have a negative impact on our ability to invest in, or take advantage of opportunities to expand our businesses, such as possible acquisitions or the creation of new ventures, and inhibit our ability to refinance our existing indebtedness on terms acceptable to us. Any of these factors could have a material adverse effect on our financial condition and results of operations.

Our estimates of market opportunity and forecasts of market growth may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at a similar rate, if at all.

Market opportunity estimates and growth forecasts, including those we have generated ourselves, are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. Not every owner of collector cars or enthusiast vehicles, which underlie our market opportunity estimates, will necessarily purchase insurance from us or similar products in the near-term or at all, and some or many of these owners may choose to continue using insurance products offered by our competitors. It is impossible to have an insurance product that satisfies every potential customer, and our competitors may offer coverage terms or other features that we do not provide. In presenting our total addressable market, we are not making any claim that we can realistically serve that market. The variables used in the calculation of our market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of owners of collector cars or enthusiast vehicles will generate any particular level of revenue for us, if any. Even if the market in which we compete meets our size estimates and growth forecasts, our business could fail to grow for a variety of reasons outside of our control, including competition in our industry, customer preferences or the other risks set forth in this Annual Report and other documents we file with the SEC from time to time. If any of these risks materialize, it could harm our business and prospects.

Risks Related to Our Insurance Products and Services

The insurance products that we develop and sell for our underwriting carriers are subject to regulatory approval, and we may incur significant expenses in connection with the development and filing of new products before revenue is generated from new products.

The insurance products that we develop and sell require regulatory approvals in each respective jurisdiction. The product development and filing process can be challenging and expensive. The process can also be time-consuming, given the unknown timelines in which insurance departments might take to review and approve filings. Questions and objections from insurance departments may also delay product approval and launch. Moreover, a product filing may be disapproved.

The nature of the product development and filing cycles may cause us to experience delays between the time we incur expenses associated with research and development and the time we generate revenues, if any, from new products. If we spend a significant amount of resources on research and development, and our efforts do not lead to the successful introduction or improvement of products that are competitive in the marketplace, this could materially and adversely affect our business and results of operations.

Additionally, there could be a change in the anticipated Member demand for a product we are developing before the product is released. Member demand could decrease after the development cycle has begun. A decrease in Member demand for a new or improved product could cause us to fall short of our sales targets, and we might not be able to avoid the substantial costs associated with the product's development or improvement. If we are unable to complete product development and filing cycles successfully, in a timely manner, that meets Member demand for new or improved products, and generate revenues from these future products, the growth of our business could be harmed.

We operate in a highly regulated environment for our insurance product distribution and face risks associated with compliance requirements, some of which cause us to make judgments that could have an adverse effect on us.

The insurance industry in which we operate is subject to extensive regulation. We are subject to regulation and supervision both federally and in each applicable state or provincial jurisdiction. In general, these regulations are designed to protect Members, policyholders, and insureds, and to protect the integrity of the financial markets, rather than to protect stockholders or creditors. Our ability to conduct business in these jurisdictions depends on our compliance with the rules and regulations promulgated by federal, state or provincial regulatory bodies and other regulatory authorities. Maintaining compliance with rules and regulations is often complex, and sometimes requires us to make determinations that require judgments regarding uncertain issues that ultimately may be resolved differently than we have determined, which could have an adverse effect on us.

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

Our business may be exposed to catastrophic events such as tornadoes, tsunamis, tropical storms (including hurricanes), earthquakes, windstorms, hailstorms, severe thunderstorms, wildfires and other fires, as well as non-natural events such as explosions, riots, pandemics, terrorism, or war, which could cause operating results to vary significantly from one period to the next. We may incur Member insurance claims from severe weather events, and catastrophe losses in our business in excess of: (i) those experienced in prior years; (ii) the average expected level used in pricing; (iii) current reinsurance coverage limits; or (iv) loss estimates from external models at various levels of probability.

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

Environmental changes, including shifts in temperatures and weather patterns, may affect the occurrence of certain natural events, such as an increase in the frequency or severity of wind and thunderstorm events, eruptions of volcanoes, and tornado or hailstorm events due to increased convection in the atmosphere; more frequent wildfires and subsequent landslides in certain geographies; higher incidence of deluge flooding and the potential for an increase in severity of the hurricane events due to higher sea surface temperatures. Consequently, changes in the frequency or severity of those events may cause an impact on the demand, price and availability of insurance, as well as the value of our investment portfolio. Due to significant variability associated with environmental changes, we are unable to predict the impact these types of events will have on our business.

We may not be able to adapt effectively and timely to any changes in law.

A failure to comply with regulatory requirements, or changes in regulatory requirements or interpretations, can result in actions by regulators, potentially leading to penalties and enforcement actions, and in extreme cases, revocation of authority to do business in one or more jurisdictions. This could result in adverse publicity and potential damage to our brand and reputation in the marketplace. In addition, we could face lawsuits by Members and other parties for alleged violations of these laws and regulations.

Insurance regulators and other governmental bodies are granted broad administrative authority in the supervision and regulation of many aspects of the insurance business, including the licensing of our insurance operations, the handling of third-party funds held in a fiduciary capacity, and trade practices, such as marketing, advertising, and compensation arrangements entered into by insurance brokers and agents. Additionally, the National Association of Insurance Commissioners supports the states' insurance regulators by continually reviewing laws and regulations, and setting industry standards and best practices.

We believe that generally our insurance operations are in compliance with applicable laws. However, should any regulatory agency take a contrary position and prevail, we will be required to change the manner in which we operate and we may be subject to penalties and other enforcement actions up to, and including, license suspension or revocation.

Regulatory review or the issuance of interpretations of existing laws and regulations may result in the enactment of new or amended laws and regulations that could adversely affect our operations or our ability to conduct business profitably. It is difficult to predict whether, and to what degree, changes resulting from new laws and regulations will affect the industry or our business.

Our MGAs do business with a limited number of key underwriting carrier partners in our insurance markets, and we may not be able to find suitable replacements for our existing carriers.

Our MGA subsidiaries work with a limited number of carriers in the U.S., Canada, and the U.K. to offer our personal lines insurance products, and there is a risk that if one or more of the carriers becomes impaired or terminates its relationship with us that our profitability may be adversely affected. If a carrier partner relationship terminates or there is loss of strategic support or alignment, we may be unable to transition to a new relationship without disruption, increased cost, lost profits, or lost market share, or a combination of the foregoing.

We derive a large portion of our revenue from commissions and quota share reinsurance on the sale of personal lines insurance products in the U.S. primarily through our MGA relationships with Essentia and State Farm, in Canada through our exclusive MGA relationship with Aviva's Canadian subsidiary, Elite Insurance Company, and in the U.K., through our MGA relationship with Aviva. If these carriers were to experience liquidity problems or other financial (such as rating agency downgrades) or operational difficulties, we could encounter business disruptions as a result, and our results of operations may suffer.

Our alliance agreements with each of Markel and State Farm contain provisions that allow those partners to terminate our agreements with them at any time upon the occurrence of a change of control including, for example, if HHC ceases to own the majority of our voting shares. Accordingly, if we experience a change of control, we could lose our agreements with one or both of these partners, which could have a material adverse effect on our business, operations and financial results.

A regulatory environment that requires rate increases to be approved and that can dictate underwriting and pricing and mandate participation in loss sharing arrangements may adversely affect our financial condition and results of operations.

Political events and positions can affect the insurance market on occasion, including efforts to reduce rates to a level that may prevent us from being profitable or may not allow us to reach our goals. If the loss ratio for the insurance programs that we administer is favorable to that of the industry, regulatory authorities could impose rate restrictions, require payment of premium refunds to policyholders, or could challenge or delay efforts to raise rates. Rate changes may be required for us to achieve our profitability and return on equity objectives. Challenges in predicting when or if rate changes will be approved or delays in obtaining approvals for rate changes impact our ability to meet our profitability goals in the time desired. For example, certain states have enacted laws that require an insurer conducting business in that state to participate in assigned risk plans, reinsurance facilities, and joint underwriting associations where rates may be restricted. Certain states also require insurers to offer coverage to all consumers, often restricting an insurer's ability to charge the price it might otherwise charge. Laws and regulations of many states also limit an insurer's ability to withdraw from one or more lines of insurance, except pursuant to a plan that is approved by the state insurance department. This limitation can prolong and provide additional challenges for executing on strategic business plans related to conversions, transfers, and book rolls. Our insurance operations, business, financial condition or results of operations could be adversely affected by any of these factors.

The underwriting companies that we work with, and our insurance agencies, are periodically subject to examinations and audits by insurance regulators, which could result in adverse findings, enforcement actions, require payments of fines or penalties, and necessitate remedial actions.

In the U.S., our insurance agencies operate as an MGA for both Essentia and also State Farm Classic Insurance Company for servicing the State Farm Classic+ program. Essentia is domiciled in Missouri and has a classic auto insurance program in all 50 United States, plus the District of Columbia. We operate as the MGA for the Essentia program in all 51 jurisdictions. We also operate a similar auto insurance program in Canada, underwritten by Elite Insurance Company, and in the U.K., where the program is underwritten by Aviva.

Both Hagerty Re and Drivers Edge must meet and maintain relevant solvency margin, liquidity, and other ratios under applicable law and their respective licensing. Hagerty Re's license limits it to accepting only business produced through our MGA subsidiaries that is underwritten by our subsidiaries or carriers rated A- or better by A.M. Best or similar rating agency.

Insurance regulators periodically subject the underwriting companies that we work with to audits and examinations to assess compliance with applicable laws and regulations, financial condition, and the conduct of regulated activities. These examinations and audits may be conducted during a jurisdiction’s normal review cycle, or because of a targeted investigation. Our insurance agencies can also be subject to regulatory audits and exams. A formal examination or audit provides insurance regulators with a significant opportunity to review and scrutinize the underwriting companies we work with, the insurance programs we administer, and our operations.

As a result of an examination or an audit, an insurance regulator could determine that an underwriting company's financial condition or capital resources are less than satisfactory. An insurance regulator could also determine that there are other aspects of either the underwriting company or our operations that are less than satisfactory, or that either us or the underwriting company that we work with are in violation of applicable laws or regulations. These types of examination or audit findings could lead an insurance regulator to require either us or the underwriting company that we work with to take one or more remedial actions or otherwise subject us to regulatory scrutiny or impose fines and penalties.

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

We use our digital platform to collect data points that we evaluate in pricing and underwriting insurance policies, managing claims and customer support, and improving business processes. Our business model is dependent on our ability to collect vehicle and personal data. If federal, state, or international regulators were to determine that the type of data we collect, the process we use for collecting this data, or how we use it, unfairly discriminates against a protected class of people or otherwise violates applicable privacy and cybersecurity laws and regulations, regulators could prohibit or restrict our collection or use of this data. In addition, if evolving privacy laws were to restrict our ability to collect motor vehicle records and other related personal data, it could impair our capacity to underwrite insurance cost effectively, negatively impacting our revenue and earnings.

The insurance business, including the market for property and casualty insurance, is historically cyclical in nature, and there may be periods with excess underwriting capacity and unfavorable premium rates, which could adversely affect our business.

We operate primarily in North America and the seasonality of driving in that region has caused a large portion of our commission and fee revenue to be generated in the spring and summer months of each year. This in turn impacts operational cash flows and could produce volatility in our earnings. Fluctuations in our operating results could be due to a number of other factors, many of which may be outside of our control, including competition, but also the frequency and severity of catastrophic events, levels of capacity, adverse litigation trends, regulatory constraints, general economic conditions, and agreement on underwriting appetite with our carrier partners, and other factors. The supply of insurance is related to prevailing prices, the level of insured losses, and the level of capital available to the industry that, in turn, may fluctuate in response to changes in rates of return on investments being earned in the insurance industry. As a result, the auto insurance business historically has been a cyclical industry characterized by periods of intense price competition due to excessive underwriting capacity, as well as periods when shortages of capacity increased premium levels.

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

The business that Hagerty Re reinsures is exposed to catastrophic events that are inherently unpredictable and may cause capacity in the reinsurance market to become scarcer leading to rate increases or changes in coverage terms, or a combination of both. This in turn may cause Hagerty Re to retain more risk, be unable to accept further risk and grow, or require greater capital investment that may not be available, in each case resulting in lower profits, as well as a material effect on our financial condition and results of operations.

If the risks within the insurance programs that we offer are not priced and underwritten accurately with competitive, yet profitable, rates, our business and financial condition could be adversely affected.

In general, the premiums for the insurance policies in our programs are established at the time a policy is issued and, therefore, before all of the underlying costs are known. The accuracy of the pricing is subject to our ability to adequately assess risks, estimate losses, and comply with insurance laws and regulations. Like others in the industry, we rely on estimates and assumptions in setting the premium rates. We also utilize the data that we gather through our interactions with Members.

Establishing adequate premium rates is necessary, together with investment income, if any, to generate sufficient revenue to offset losses, loss adjustment expenses, and other costs. If we do not accurately assess the risks that are underwritten, adequate premiums may not be charged to cover losses and expenses, which would adversely affect our results of operations and our profitability. Moreover, if we determine that the prices are too low, insurance regulations may prevent us from non-renewing insurance contracts, non-renewing Members, or raising prices. Alternatively, we could set the premiums too high, which could reduce our competitiveness and lead to lower revenues, which could have a material adverse effect on our business, financial condition and results of operations.

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

Reinsurance subjects Hagerty Re to counterparty risk if reinsurers fail to pay or timely pay claims due to insolvency or otherwise fail to honor their obligations.

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

We have specifically negotiated loss limitations and exclusions in the policies we sell and service, and these limitations and exclusions may not be enforceable in the manner we intend. As industry practices and legal, judicial, social, and other conditions change, unexpected and unintended issues related to claims and coverage may emerge. While these limitations and exclusions help us assess and mitigate our loss exposure, it is possible that a court or regulatory authority could nullify or void a limitation or exclusion, or legislation could be enacted modifying or barring the use of such limitations or exclusions. These types of governmental actions could result in higher than anticipated losses and loss adjustment expenses, which could have a material adverse effect on our financial condition or results of operations. In addition, court decisions have eliminated long standing coverage limitations by a narrow reading of policy exclusions. Under the insurance laws, the insurer typically has the burden of proving an exclusion applies and any ambiguities in the terms of a loss limitation or exclusion provision are typically construed against the insurer. These types of cases and the issues they raise may adversely affect our business by either broadening coverage beyond our underwriting intent or by increasing the frequency or severity of claims. In some instances, these changes may not become apparent until sometime after we have issued insurance contracts that are affected by the changes. As a result, the full extent of liability under the insurance contract may not be known for many years after a contract is issued. There could also be additional exposure with claims for other household vehicles that are not covered under an insurance policy issued by us, such as for someone's regular use vehicle. It is possible that our underwriting companies that we write business through may share in liability with these types of claims in certain instances.

Hagerty Re's actual ultimate loss liability could potentially be greater than our loss and loss adjustment expense reserves, which could have a material adverse effect on our financial condition and results of operations.

Significant periods of time often elapse between the occurrence of an insured or reinsured loss, the reporting of the loss to us, and our payment of that loss. To recognize liabilities for unpaid losses, we establish reserves as balance sheet liabilities representing management's best estimate of unpaid losses related to both reported claims and incurred but not reported ("IBNR") claims. These reserves also include management's best estimate of all expenses associated with processing and settling claims. The process of estimating loss reserves is inherently complex and subjective and involves a high degree of judgment. The factors considered by management in estimating the provision for unpaid losses and loss adjustment expenses include the following:

•the views of the Company's actuaries;
•historical trends in claim frequency and severity, including the impacts of adverse weather-related events;
•changes in claim cycle time and claim settlement practices;
•observed industry trends;
•the changing mix of business due to the large growth in modern collectible cars which carry a different risk profile than the risks associated with collector cars;
•inflation or deflation;
•retention limits under current catastrophe and treaty reinsurance programs; and
•legislative and judicial changes in the jurisdictions in which the Company operates.
This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. There is no precise method, however, for evaluating the impact of any specific factor on the adequacy of reserves, and actual results will differ from original estimates. As part of the reserving process, we regularly review our loss reserves and make adjustments as necessary. Future increases in loss reserves for our underwriting operations will, and for our program's services operations may, result in additional charges to earnings, which may be material. Our estimates could prove to be inadequate, and this underestimation could have a material adverse effect on our financial condition.

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

Increasing our Member count, expanding into new geographic markets, and introducing new products takes time. Such expansions also require us to navigate and comply with extensive regulations, and may happen more slowly than we expect or than it has occurred in the past. As a result, we may incur losses or otherwise not be successful in entering new markets or introducing new products.

A future loss of Members could lead to higher loss ratios, loss ratios that cease to decline, or declining revenue; any of which would adversely impact our profitability. If we are unable to remain competitive on Member experience, pricing, or insurance coverage options, our ability to grow and retain our business may also be adversely affected. In addition, we might not be able to accurately predict risk segmentation of new and renewal Members or potential Members, which could also reduce our profitability.

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

Our failure to accurately and timely pay claims on our insurance programs could have an adverse impact on our own business, financial condition and prospects.

We must accurately and timely evaluate and pay claims that are made under the policies in our insurance programs. There are many factors that could affect our ability to pay claims accurately and timely, including the efficiency of our claims processing, the training and experience of our claims adjusters, and our ability to develop or select and implement appropriate procedures and systems to support our claims functions.

The risks included in our insurance programs are typically those of an antique, classic, or collectible vehicle nature. Adjusting claims on these types of risks often requires specialized knowledge of collector vehicles, so our claims staff is trained to have collectible vehicle expertise to provide an efficient, yet comprehensive, claims experience. The manner in which we handle claims is a differentiating factor for our business, and an inability to be able to continue to offer a timely and comprehensive claims experience could undermine our brand and position in the collector car and enthusiast vehicle insurance marketplace. Additionally, any failure to pay claims accurately or timely could also lead to regulatory and administrative actions or material litigation, loss or reduction in reinsurance recoverable, or result in damage to our reputation, any one of which could materially and adversely affect our business, financial condition, results of operations and prospects.
If our claims adjusters are unable to effectively process our volume of claims in accordance with our service metrics and the manner that our Members expect, our ability to grow our business while maintaining high levels of Member satisfaction could be compromised, which in turn, could adversely affect our reputation, financial condition and results of operations.

A downgrade in the financial strength rating of the carriers on our insurance programs may adversely affect our ability to conduct business as currently conducted.

The ability of our carrier partners to underwrite business on our insurance programs is dependent upon their financial strength ratings as evaluated by independent rating agencies. In the event that any of our carrier partners are downgraded, we believe our ability to write business through them would be adversely affected. In the normal course of business, we evaluate their capital needs to support the amount of business they write in order to maintain their financial strength ratings.

Hagerty Re is subject to regulatory requirements to maintain its license in Bermuda as a Class 3A insurer.

Hagerty Re is registered as a Class 3A insurer under the Bermuda Insurance Act. The Bermuda Monetary Authority ("BMA") issues regulations and other guidance prescribing requirements that Bermuda-licensed insurance companies, like Hagerty Re, are required to comply with. For example, the BMA requires Bermuda-licensed insurers to maintain a minimum level of capital and surplus, comply with restrictions on dividends, make financial statement filings, prepare a financial condition report, maintain a head office in Bermuda from which insurance business is directed and managed and allow for the performance of certain periodic examinations of financial condition. These statutes and regulations may restrict Hagerty Re's ability to write reinsurance contracts, distribute funds and pursue its investment strategy.

Under its license as a Class 3A insurer, Hagerty Re must meet and maintain the relevant solvency margin, and liquidity and other ratios applicable under Bermuda law. For example, Hagerty Re's license limits it to reinsuring business that is underwritten by our subsidiaries and carriers rated A- or better by A.M. Best or similar rating agencies. Additional operational requirements for Hagerty Re in Bermuda include:

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

Failure to operate properly in accordance with Bermuda law could cause Hagerty Re's license to be restricted or revoked, result in possible supervisory control of Hagerty Re and its assets and termination of reinsurance agreements with its ceding insurers. Additionally, Bermuda insurance statutes, regulations and the policies of the BMA are less restrictive than U.S. insurance statutes and regulations. Insurance supervisors in the U.S. may review Hagerty Re's activities and determine that Hagerty Re is subject to a U.S. jurisdiction's licensing requirements or determine that our U.S.-domiciled underwriting partners cannot transact business with us. Any such determination would have an adverse impact on Hagerty Re's operations and financial condition.

Risks Related to Our Marketplace Business

Our growth strategy involves the development and expansion of our marketplace offerings, and if we are unable to realize the anticipated benefits from their growth and integration with our other businesses, our business, financial condition and results of operations could be materially and adversely affected.

Our marketplace business complements our insurance and membership offerings where automotive enthusiasts can buy, sell, and finance collector cars and enthusiast vehicles. It is possible that anticipated development and expansion of our marketplace offerings, including the Broad Arrow business, could take longer than planned and may not lead to the growth in our insurance and membership offerings that we expect and, furthermore, expansion of the Broad Arrow business into Europe increases its operational complexity and regulatory compliance burden. Any of the foregoing factors could result in the loss of valuable employees or Member and supplier relationships, the disruption of our ongoing businesses, processes, and systems, or inconsistencies in standards, controls, procedures, practices, policies, and compensation arrangements, any of which could adversely affect our ability to achieve the anticipated benefits from the integration of our marketplace business with our other businesses.

Competition in the global collector car sales market and the variability of the value, demand and availability of quality collector cars for sale may adversely impact the business, results of operations, and financial condition of our marketplace business.

We compete with other collector car auction houses, dealers, brokers, and classifieds platforms to obtain valuable consignments to offer for sale either at auction or through private sale. The level of competition is intense and can adversely impact our ability to obtain valuable consignments for sale, as well as the commission margins achieved on such consignments.

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

The assessment of collector cars offered for auction or private sale can involve potential claims regarding title, authenticity of chassis and vehicle identification numbers, provenance, and condition. The vehicles we sell may be subject to statutory warranties as to title or other limited warranties that cannot be disclaimed under our General Conditions of Sale that are published online or in our auction sale catalogs and the terms stated in, and the laws applicable to, agreements governing private sale transactions. Our assessment of the vehicles we offer is based on scholarship and research, but necessarily requires a degree of judgment by our car specialists and researchers. In the event of a title, authenticity or other claim against us, we may have recourse against the consignor or seller of the property and may have the benefit of insurance, but a claim could nevertheless expose us to losses and to reputational risk.

Valuable collector cars are exhibited and stored at events and facilities around the world. Although we maintain security measures at our premises and insurance, valuable property may be subject to damage or theft. The damage or theft of valuable property despite these security measures and insurance could have an adverse impact on our business and reputation.

If we are unable to maintain or obtain our dealer licenses, auctioneer licenses, and/or other applicable permits and licenses as required in certain jurisdictions in which we operate, or plan to operate, such licensing issues may adversely impact the business results of operation, and financial condition of our marketplace business.

Our marketplace businesses are licensed and permitted in the jurisdictions where they operate as a dealer, auction house, lender, or intermediary to facilitate the auction, sale, purchase, or financing of collector cars. Our inability to maintain the required licenses or permits in any jurisdiction where we operate or plan to operate may adversely impact the business, results of operations, and financial condition of our marketplace business.

The limited operating history of BAC may not represent BAC's future operating results, as minimal loan losses on the BAC loan portfolio to date may not be indicative of future loan loss experience and our ability to realize proceeds from the sale of collateral for BAC loans may be delayed or limited.

BAC, our wholly owned collector car financing business, has a limited operating history and has incurred minimal losses on its loan portfolio. Accordingly, despite our conservative loan underwriting standards, our current loan loss experience may not be indicative of the future performance of the loan portfolio. In the event of a loan default, our ability to realize proceeds from the sale of collateral may be impaired where the collateral is incorrectly valued, or there are competing claims on the collateral, or disputes involving a borrower and/or the collateral including, but not limited to, bankruptcy, litigation or insolvency laws.

Changes to tax laws may affect the volume of collector vehicle inventory available for our marketplace business, and increase our compliance risks.

Our collectors reside in various tax jurisdictions. Changes to tax laws, or tax collection or reporting obligations, in any of these jurisdictions could adversely impact the ability and/or willingness of our collectors to sell or purchase collector cars. Additionally, we are subject to laws and regulations involving sales, use, and other indirect taxes which are assessed by various governmental authorities and imposed on certain transactions between us and our collectors. Changes to the laws and regulations involving such sales, use, and other indirect taxes could increase the complexity of our compliance obligations. Generally, we are not responsible for these indirect tax liabilities unless we fail to collect the appropriate amount of sales, use, or other indirect taxes or applicable tax exemption documentation. Failure to collect the correct amount of indirect tax or applicable tax exemption documentation on a transaction may expose us to claims from tax authorities.

Legal, Regulatory and Political Risks

The legal and regulatory requirements applicable to our business are extensive. If we are not able to comply, it could have an adverse effect on us. Extensive regulation and potential further restrictive regulation could increase our operating costs and limit our growth.

We are subject to extensive laws, regulations, and supervision in the jurisdictions in which we conduct business, including those related to:

•data privacy and cybersecurity;
•anti-money laundering, anti-corruption, and anti-bribery;
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
•regulation of registered securities, corporate governance and risk management, and consumer finance; and
•periodic examinations of operations, finances, market conduct and claims practices.

These laws are complex and subject to change. Any adverse changes in, or the enactment of new, applicable laws and regulations may increase the complexity of the regulatory environment in which we operate, which could materially increase our direct and indirect compliance costs and other expenses of doing business, adversely impact our growth or profitability and result in adverse changes to our business practices.

While we believe that we have adopted adequate and effective risk management and compliance programs, compliance risks remain, especially as we become subject to additional rules and regulations. The increasing speed and volume of regulatory changes could hinder our ability to appropriately review, analyze, and implement processes to ensure compliance in a timely manner. Our failure to comply with applicable laws and regulations could subject us to regulatory fines, sanctions, equitable relief, changes to our business practices and other penalties, including restrictions on our ability to do business in affected jurisdictions, any of which could have a material adverse effect on our financial condition and results of operations.

Complex legal, regulatory, and contractual requirements regarding data privacy and cybersecurity may impact how we interact with our insurance customers and how we market to future Members, and could have an adverse effect on our business, financial condition and operations.

We are subject to complex and evolving laws, regulations, industry standards and contractual obligations, relating to the collection, use, retention, security, transfer, disclosure and other processing of personal information. Our obligations extend to the processing of personal information among our partners, between our subsidiaries and affiliates, and with third-party vendors, and may impact our ability to interact with existing insureds, effectively market to future insurance customers, and cross-sell additional products and services.

As new laws, regulations, industry standards, and contractual obligations are adopted in response to growing public concern surrounding cyber-attacks in the insurance industry, our compliance obligations may increase, and our ability to market to and reach Members may be impacted, potentially leading to lower revenue and Member growth. We may also be contractually liable to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any such laws or regulations. Our insurance coverage relating to any data security and privacy damages and claim expenses may not be sufficient to compensate for all liabilities we may incur.

Our intellectual property rights are extremely valuable and if they are not properly protected, our products, services, and brand could be adversely impacted.

As we continue expanding our development of intellectual property across all channels, we may be unable to adequately protect and/or obtain appropriate rights, leading to increased risk. Additionally, our intellectual property rights may be subject to invalidation or circumvention. Competitors may target certain products or services and seek to assert competing rights. If appropriate contractual measures are not maintained, employees, contractors, and vendors may divulge trade secrets or claim ownership over our intellectual property.

Risks Related to Ownership of Our Securities

Our stock may be diluted by future issuances of additional Hagerty, Inc. Class A Common Stock ("Class A Common Stock") in connection with our incentive plans, acquisitions or otherwise; future sales of such shares in the public market or the expectations that such sales may occur could lower our stock price.

We may issue additional shares of Class A Common Stock in several ways:

By the Board of Directors (the "Board"). Our Amended and Restated Charter authorizes us to issue shares of our Class A Common Stock and options, rights, warrants and appreciation rights relating to our Class A Common Stock on the terms and conditions established by our Board in its sole discretion, whether in connection with acquisitions or otherwise.

Under the 2021 Stock Incentive Plan. We have reserved 38,317,399 shares of Class A Common Stock for issuance under our 2021 Stock Incentive Plan (as defined in Note 21 — Share-Based Compensation in Item 8 of Part II of this Annual Report). As of December 31, 2024, we have issued 2,181,856 shares under this Plan.

Under the 2021 Employee Stock Purchase Plan. We have reserved 11,495,220 shares of Class A Common Stock for issuance under our 2021 Employee Stock Purchase Plan (as defined in Note 21 — Share-Based Compensation in Item 8 of Part II of this Annual Report). As of December 31, 2024, we have issued 228,316 shares under this Plan.

Under the Contribution and Exchange Agreement. We reserved 4,724,560 shares of Class A Common Stock for exchange under our Contribution and Exchange Agreement (as defined within the Sixth Amended and Restated Limited Liability Company Agreement of THG (the "LLC Agreement"), incorporated by reference within Item 15. Exhibits, Financial Statement Schedules, in this Annual Report). As of December 31, 2024, we have exchanged 580,120 shares under the Contribution and Exchange Agreement.

Under the Securities Purchase Agreement. We reserved 6,785,410 shares of Class A Common Stock for conversion under our Securities Purchase Agreement. As of December 31, 2024, no shares of Series A Convertible Preferred Stock have been converted to shares of Class A Common Stock under the Securities Purchase Agreement. Refer to Note 18 — Convertible Preferred Stock in Item 8 of Part II of this Annual Report for additional information.

The compensation committee of our Board may in the future increase the number of shares to be reserved for future issuance under our equity incentive plans at its discretion. At such time, we may file additional registration statements on Form S-8 under the Securities Act to register shares of Common Stock or securities convertible into or exchangeable for shares of Common Stock issued pursuant to our equity incentive plans. Any such Form S-8 registration statements will automatically become effective upon filing. Accordingly, shares registered under such registration statements will be available for sale in the open market.

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

The market price of our Class A Common Stock could decline if there are substantial sales of our Class A Common Stock, or the perception in the market that the holders of a large number of shares intend to sell their shares, particularly sales by our directors, executive officers, and significant stockholders, or if there is a large number of shares of our Class A Common Stock available for sale. As of February 20, 2025, we have 90,040,663 shares of our Class A Common Stock outstanding. Shares held by directors, executive officers and other affiliates are subject to volume limitations under Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, and various vesting agreements.

We qualify as an "emerging growth company" within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, it could make our securities less attractive to investors and may make it more difficult to compare our performance to the performance of other public companies.

We qualify as an "emerging growth company" as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we are eligible for and intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended ("Sarbanes-Oxley") and (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (iii) reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of Class A Common Stock that is held by non-affiliates exceeds $700 million as of June 30 of that fiscal year, (ii) the last day of the fiscal year in which we have total annual gross revenue of $1.235 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which we have issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) December 31, 2026. In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as we are an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We may avail ourselves of such extended transition period and, therefore, we may not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies or that have opted out of using such extended transition period. Investors may find the Class A Common Stock less attractive because we will rely on these exemptions, which may result in a less active trading market for the Class A Common Stock and its price may become more volatile.

We qualify as, and have elected to be treated as, a "controlled company" within the meaning of the NYSE listing standards and, as a result, our stockholders may not have certain corporate governance protections that are available to stockholders of companies that are not controlled companies.

So long as more than 50% of the voting power for the election of directors is held by an individual, a group, or another company, we will qualify as a "controlled company" under the NYSE listing requirements. As of December 31, 2024, HHC controls approximately 67.5% of the voting power of our outstanding capital stock. As a result, we qualify as, and elect to be treated as, a "controlled company" under the NYSE listing standards and will not be subject to the requirements that would otherwise require us to have: (i) a majority of "independent directors," as defined under the listing standards of the NYSE; (ii) a nominating committee comprised solely of independent directors; (iii) compensation of our executive officers determined by a majority of the independent directors or a compensation committee comprised solely of independent directors; and (iv) director nominees selected, or recommended for the Boards' selection, either by a majority of the independent directors or a nominating committee comprised solely of independent directors.

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

S&P Dow Jones and FTSE Russell limit their eligibility criteria for inclusion of shares of public companies on certain indices, including the S&P 500, namely, to exclude companies with multiple classes of shares of common stock from being added to such indices. In addition, several stockholder advisory firms have announced their opposition to the use of multiple class structures. As a result, the dual class structure of our common stock may prevent the inclusion of our Class A Common Stock in such indices and may cause stockholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure. Any such exclusion from such indices could result in a less active trading market for our Class A Common Stock. Any actions or publications by stockholder advisory firms critical of our corporate governance practices or capital structure could also adversely affect the value of our Class A Common Stock.

The dual class structure of our common stock will have the effect of concentrating voting power with two stockholders, which will limit your ability to influence the outcome of important transactions, including a change in control.

The Hagerty, Inc. Class V Common Stock ("Class V Common Stock") has 10 votes per share and our Class A Common Stock has one vote per share. Markel and HHC, who currently hold all of the Class V Common Stock, together hold a substantial majority of the voting power of our outstanding capital stock. Because of the 10-to-1 voting ratio between our Class V and Class A Common Stock, the holders of our Class V Common Stock will collectively control a majority of the combined voting power of common stock and, therefore, will be able to control all matters submitted to our stockholders until the earlier of (i) 15 years from the date of the consummation of the business combination that formed Hagerty, Inc. in 2021, and (ii) the date on which such share of Class V Common Stock is transferred other than pursuant to a Qualified Transfer (as defined in our Amended and Restated Charter). This concentrated control will limit or preclude your ability to influence the outcome of important corporate matters, including a change in control, for the foreseeable future.

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

Our three largest stockholders are HHC, Markel, and State Farm. HHC controls approximately 67.5% of the voting power, Markel controls approximately 28.9% of the voting power, and State Farm controls approximately 2.1% of the voting power. Pursuant to the terms of the Investor Rights Agreement among HHC, Markel, and State Farm, HHC has the right to designate two directors to our Board, and Markel and State Farm have each designated one director to our Board. Pursuant to the Investor Rights Agreement, each of HHC, Markel, and State Farm has agreed to vote for the election of any director nominated by HHC, Markel, and State Farm in furtherance of the director designation rights described above. As a consequence, at present, the re-election in 2025 of the directors designated by HHC, Markel and State Farm is assured.

Moreover, under the terms of the Investor Rights Agreement, each of HHC, Markel, and State Farm has a contractual preemptive right. Specifically, under the terms of the Investor Rights Agreement, for so long as HHC, Markel, and State Farm, as applicable, are entitled to nominate a director, each of HHC, Markel, and State Farm, as applicable, subject to certain conditions, has a preemptive right to purchase up to the amount of any new securities we propose to issue or sell as is necessary to maintain the relative pro rata ownership position (determined on a fully diluted basis at the time of determination) of HHC, Markel, and State Farm, as applicable. Therefore, while other holders of our stock would risk suffering a reduction in percentage ownership in connection with a new issuance of securities by us, HHC, Markel, and State Farm would, through this preemptive right, have the opportunity to avoid a reduction in percentage ownership. As long as HHC, Markel, and State Farm continue to hold a significant portion of our outstanding common stock, each will have the ability to influence the vote in any election of directors and over decisions that require stockholder approval.

By virtue of their voting power and Board designation rights, preemptive right to purchase additional equity securities in future stock offerings and approval rights, HHC, Markel, and State Farm, collectively and separately, have the power to significantly influence our business and affairs and the outcome of matters required to be submitted to stockholders for approval, including the election of our directors, amendments to our charter, mergers, or sales of assets. Their influence over our business and affairs may not be consistent with the interests of some or all of our other stockholders and might negatively affect the market price of our common stock.

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

These anti-takeover provisions could make it more difficult for a third party to acquire us, even if the third party's offer may be considered beneficial by many of our stockholders. As a result, our stockholders may be limited in their ability to obtain a premium for their shares. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and to cause us to take other corporate actions you desire.

Further, the insurance laws applicable to our regulated insurance subsidiaries prohibit any person from acquiring direct or indirect control of us or our regulated insurance subsidiaries, generally defined as owning or having the power to vote 10% or more of our outstanding voting stock, without the prior written approval of state regulators.

Our Amended and Restated Charter designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders' ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

Our Amended and Restated Charter provides that, subject to limited exceptions, any (i) derivative action or proceeding brought on behalf of us under Delaware law, (ii) action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, or other employee to us or our stockholders, (ii) action asserting a claim against us, our directors, officers or other employees arising under the Delaware General Corporation Law ("DGCL"), our Amended and Restated Charter or our Amended and Restated Bylaws (in each case, as may be amended from time to time), (iv) action asserting a claim against us or any of our directors, officers or other employees governed by the internal affairs doctrine of the State of Delaware, or (v) other action asserting an "internal corporate claim," as defined in Section 115 of the DGCL, in all cases subject to the court having personal jurisdiction over all indispensable parties named as defendants shall, to the fullest extent permitted by law, be exclusively brought in the Court of Chancery of the State of Delaware or, if such court does not have subject matter jurisdiction thereof, another state or federal court located within the State of Delaware. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our Amended and Restated Charter described above. This choice of forum provision may limit a stockholder's ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions of our Amended and Restated Charter inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.

There is no public market for our Series A Convertible Preferred Stock.

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

The trading price of our common stock is likely to be volatile. The stock market has experienced volatility, often unrelated or disproportionate to the operating performance of particular companies. You may not be able to resell your shares at an attractive price due to a number of factors such as those listed elsewhere in this Risk Factors section and this Annual Report, as well as the following:

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
•the public's response to press releases or other public announcements by us or third parties, including our filings with the SEC; and
•changes in accounting standards, policies, guidelines, interpretations or principles.

These broad market and industry fluctuations may adversely affect the market price of our Class A Common Stock regardless of our actual operating performance.

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

Risks Related to Tax

We are a holding company, and our only material asset is our interest in THG, and we will therefore be dependent upon distributions made by THG to pay taxes, make payments under the TRA and pay other expenses.

We are a holding company with no material assets other than our ownership of THG units and our managing member interest in THG. As a result, we will have no independent means of generating revenue or cash flow. Our ability to pay taxes, make payments under the TRA and pay dividends (in the event that any dividends are declared) and other expenses will depend on the financial results and cash flows of THG and the distributions we receive from THG. Deterioration in the financial condition, earnings or cash flow of THG for any reason could limit or impair THG’s ability to pay such distributions. Additionally, to the extent that we need funds and THG is restricted from making such distributions under applicable law or regulation or under the terms of any financing arrangements, or THG is otherwise unable to provide such funds, it could materially adversely affect our liquidity and financial condition.

THG is treated as a partnership for U.S. federal income tax purposes and generally will not be subject to any entity-level U.S. federal or state income tax. Instead, the taxable income of THG will be allocated to its members, including us. Accordingly, we will be required to pay income taxes on our allocable share of any net taxable income of THG.

Under the terms of the LLC Agreement, THG is obligated to make tax distributions to its members, including us, calculated at certain assumed tax rates. In addition to tax expenses, we will also incur operational expenses including payment and administrative obligations under the TRA, which could be significant. We intend to cause THG to make distributions to its members in amounts sufficient to cover all applicable taxes (calculated at certain assumed tax rates) and payments under the TRA; however, THG's ability to make such distributions may be subject to various limitations and restrictions including, but not limited to, restrictions on distributions in violation of its financing covenants that would have the effect of rendering THG insolvent, or pursuant to other applicable law. If our cash resources are insufficient to meet our obligations under the TRA and to fund our obligations, we (i) may be required to incur additional indebtedness to provide the liquidity needed to make such payments, or (ii) may be unable to make payments under the TRA, in which case such payments will be deferred and accrue interest until paid or constitute defaults for non-payment, any of which could materially adversely affect our liquidity and financial condition.

Hagerty, Inc. is required to pay Legacy Unit Holders and any other party to the TRA for certain tax benefits we may receive and the amounts payable may be substantial.

In connection with the consummation of the business combination that formed Hagerty, Inc. in 2021, Hagerty, Inc. entered into a TRA with HHC and Markel ("Legacy Unit Holders"). THG intends to have in effect an election under Section 754 of the Internal Revenue Code ("IRC") for each taxable year in which TRA exchanges occur, which is expected to result in adjustments to the tax basis of the assets of THG as a result of such TRA exchanges. The TRA generally provides for the payment by Hagerty, Inc. to Legacy Unit Holders of 85% of the cash tax benefits, if any, realized as a result of (i) tax basis adjustments resulting from TRA exchanges in connection with or following the business combination that formed Hagerty, Inc. in 2021, (ii) certain other tax benefits related to entering into the TRA, including tax benefits attributable to making payments under the TRA. We expect that the payments required under the TRA could be substantial. Estimating the amount and timing of realization of tax benefits subject to the TRA is by its nature imprecise.

Payments under the TRA will be based on the tax reporting positions determined, and the Internal Revenue Service ("IRS") or another tax authority may challenge all or a part of the existing tax basis, tax basis increases, or other tax attributes subject to the TRA, and a court could sustain such challenge. The parties to the TRA will not reimburse Hagerty, Inc. for any payments previously made if such tax basis or other tax benefits are subsequently disallowed, except that any excess payments made to a party under the TRA will be netted against future payments otherwise to be made under the TRA, if any, after the determination of such excess. In addition, the TRA provides that if Hagerty, Inc. (i) breaches any material obligations under the TRA (including making late payments, subject to certain exceptions), (ii) is subject to bankruptcy, insolvency or similar proceedings, or (iii) elects an early termination of the TRA, the obligations under the TRA with respect to all THG units, whether or not such units have been exchanged or redeemed before or after such transaction, would accelerate and become payable in a lump sum, in an amount equal to the present value of the anticipated future tax benefits calculated based on certain assumptions, including that Hagerty, Inc. would have sufficient taxable income to fully utilize the deductions arising from the tax deductions, tax basis and other tax attributes subject to the TRA.

The TRA also provides that, upon certain changes of control or other significant transactions, at the discretion of HHC and Markel, obligations under the TRA may be accelerated and become payable in a lump sum, calculated as described above. As a result, upon any acceleration of the obligations under the TRA (including a change of control), Hagerty, Inc. could be required to make payments under the TRA that are greater than 85% of actual cash tax savings, which could negatively impact liquidity. The change of control provisions in the TRA may also result in situations where HHC and Markel have interests that differ from or are in addition to those of our Class A stockholders.

To the extent we receive tax distributions in excess of our actual tax liabilities and retain such excess cash, HHC and Markel may benefit from such accumulated cash balances if they exercise their exchange rights.

Under the terms of the LLC Agreement, THG is obligated to make tax distributions to its members calculated at certain assumed tax rates. Tax distributions will generally be made pro rata based on ownership; however, tax distributions may significantly exceed the actual tax liability for certain members in certain circumstances including, but not limited to, (i) due to differences between tax rates applicable to us and the assumed tax rates used for purposes of such distribution calculation, and (ii) by virtue of requirements under applicable tax rules that THG's net taxable income be allocated disproportionately to certain of its unit holders. If Hagerty, Inc. retains the excess cash we receive, Markel and HHC could benefit from any value attributable to such accumulated cash balances as a result of their rights under the Exchange Agreement with the Legacy Unit Holders.

THG does not intend to operate such that it would become treated as a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes. A "publicly traded partnership" is a partnership the interests of which are listed for trading on an established securities market or are readily tradable on a secondary market or the substantial equivalent thereof. Applicable U.S. Treasury regulations provide for certain safe harbors from treatment as a publicly traded partnership and, although THG intends to operate to qualify under such safe harbors, there may be situations where it is unable to do so.

If THG were to become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes, we and THG might be subject to potentially significant tax inefficiencies, and we would not be able to recover payments previously made by us under the TRA even if the corresponding tax benefits were subsequently determined to have been unavailable due to such status.

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

Governance

Our Board, through the Audit Committee, oversees our risk assessment and risk management activities, including our cybersecurity program. Our Audit Committee receives periodic reports from our CIO and is notified any time management determines that a cybersecurity incident may be material or may need to be reported to a regulatory body. Further, the Chair of our Audit Committee is regularly informed of cybersecurity risks and incidents that may be material, as well as those that are not.

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

ITEM 2. PROPERTIES

Our material properties include our corporate headquarters located in Traverse City, Michigan, which consists of approximately 109,500 square feet of office space under a lease agreement that expires in March 2036. We believe our facilities are adequate and suitable for our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate our operations.

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

Refer to Note 25 — Commitments and Contingencies in Item 8 of Part II of this Annual Report for additional information related to legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Class A Common Stock is traded on the NYSE under the symbol "HGTY".

Stockholders of Record

As of February 20, 2025, there were 18 holders of record of our Class A Common Stock and two holders of record of our Class V Common Stock. The number of record holders does not include persons who held shares of our common stock in nominee or "street name" accounts through brokers.

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

•our capital requirements;
•contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders or by our subsidiaries (including THG) to us; and
•such other factors as our Board may deem relevant.

Hagerty, Inc. is a holding company and does not have material assets other than its ownership of THG units, and as a consequence, our ability to declare and pay dividends to holders of our Class A Common Stock is subject to the ability of THG to provide distributions to us. If THG makes such distributions, THG unit holders will be entitled to receive pro-rata distributions from THG. However, because we must pay taxes, make payments under the TRA, and pay our expenses, amounts ultimately distributed as dividends to holders of our Class A Common Stock would be less than the amounts distributed by THG to its unit holders on a per share basis. In addition, because our Board may determine to pay or not pay dividends, holders of our Class A Common Stock may not necessarily receive dividend distributions related to any excess distributions, even if THG makes such distributions to us.

Subject to funds being legally available, we intend to cause THG to make pro rata distributions to us and its other unit holders in an amount at least sufficient to allow us and the other unit holders to pay all applicable taxes, to make payments under the TRA and to pay our corporate and other overhead expenses. During the year ended December 31, 2024, THG made tax distributions of $6.7 million to non-controlling interest unit holders and $1.1 million of tax distributions to Hagerty, Inc. There were no such tax distributions during the year ended December 31, 2023.

Stock Performance Graph

The following shall not be deemed to be "soliciting material" or to be "filed" with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our other filings under the Securities Act or the Exchange Act.

During 2024, we made a change to our peer group to remove American Coastal Insurance Corporation as a result of its insolvency and replaced it with Skyward Specialty Insurance Group, Inc., which more closely aligns with our business and financial profile.

Our 2023 customized peer group consisted of the following companies:

Safety Insurance Group, Inc.	Universal Insurance Holdings, Inc.	Heritage Insurance Holdings, Inc.
Erie Indemnity Company	BRP Group, Inc.	Palomar Holdings, Inc.
Ryan Specialty Holdings, Inc.	Kinsale Capital Group, Inc.	Goosehead Insurance, Inc.
Tiptree Inc.	United Fire Group, Inc.	American Coastal Insurance Corporation
RLI Corp.	Donegal Group Inc.
Horace Mann Educators Corporation

After the change in our peer groups, our 2024 customized peer group consisted of the following companies:

Safety Insurance Group, Inc.	Universal Insurance Holdings, Inc.	Heritage Insurance Holdings, Inc.
Erie Indemnity Company	BRP Group, Inc.	Palomar Holdings, Inc.
Ryan Specialty Holdings, Inc.	Kinsale Capital Group, Inc.	Goosehead Insurance, Inc.
Tiptree Inc.	United Fire Group, Inc.	Skyward Specialty Insurance Group, Inc.
RLI Corp.	Donegal Group Inc.
Horace Mann Educators Corporation

The performance presentation shown below is being furnished as required by applicable rules of the SEC and was prepared using the following assumptions:
•A $100 investment was made in our Class A Common Stock, the Russell 2000 and our peer group as of December 3, 2021, which is the date our Class A Common Stock began trading on the NYSE;
•Investment in the Company's old and new peer groups were weighted based on the stock market capitalization of each individual company within the peer group at the beginning of each period for which a return is indicated; and
•Dividends were reinvested on the relevant payment dates.

220
200
180
160
140
120
100
80
60
Dec-21
Mar-22
Jun-22
Sep-22
Dec-22
Mar-23
Jun-23
Sep-23
Dec-23
Mar-24
Jun-24
Sep-24
Dec-24
HGTY
Russell 2000
2024 Peer Group
2023 Peer Group

	December 3, 2021	December 31,
		2021	2022	2023	2024
Hagerty, Inc.	$100.00	$133.02	$78.89	$73.17	$90.53
Russell 2000	$100.00	$101.88	$81.06	$94.78	$105.72
Customized Peer Group - 2024	$100.00	$103.50	$108.03	$132.01	$178.49
Customized Peer Group - 2023	$100.00	$103.47	$107.57	$131.15	$176.84

ITEM 6. [ Reserved ]

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related Notes included in Item 8 of Part II of this Annual Report. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Please refer to the section in this Annual Report entitled "Cautionary Statement Regarding Forward-Looking Statements".

The following discussion contains references to the years ended December 31, 2024 and 2023. A discussion of the Company's results of operations comparing results for the years ended December 31, 2023 and 2022 is included under the section entitled "Results of Operations" in Item 7 of Part II of the Annual Report on Form 10-K for the year ended December 31, 2023, and is incorporated by reference into this Annual Report.

Overview

We are a market leader in providing insurance for collector cars and enthusiast vehicles. Through our insurance model, we act as an MGA by underwriting, selling, and servicing collector car and enthusiast vehicle insurance policies. Due to our consistent track record of delivering strong underwriting results, we then reinsure approximately 80% of the risks written by our MGA subsidiaries through our wholly owned subsidiary, Hagerty Re. In addition, we offer HDC memberships, which are primarily bundled with our insurance policies and give subscribers access to an array of products and services, including emergency roadside assistance, Hagerty Drivers Club Magazine, automotive enthusiast events, our proprietary vehicle valuation tool, and special vehicle-related discounts. We also offer a marketplace to complement our insurance and membership offerings where automotive enthusiasts can buy, sell, and finance collector cars and enthusiast vehicles. Through these offerings, our vision is to be the world's most trusted and preferred brand for automotive enthusiasts to protect, buy, sell, and enjoy their special cars.

Business Review

In 2023, we began a review of certain components of our operations which resulted in the sale or reorganization of certain businesses, including Hagerty Garage + Social, DriveShare, and Motorsport Reg ("MSR"). This initiative supports our strategy to prioritize investments and resources in the areas of our business that offer the strongest growth and profit potential. As a result of this review, in 2023, we recognized approximately $4.0 million of losses and impairments related to actions taken with respect to Hagerty Garage + Social and DriveShare. In addition, in 2024, we recognized a $0.1 million gain related to the sale of MSR. We may incur additional losses and/or impairment charges in future periods as a result of actions which we may take related to this review. Refer to Note 11 — Divestitures in Item 8 of Part II of this Annual Report for additional information.

Recent Developments

California Wildfires

In January 2025, Southern California experienced severe and destructive wildfires, notably the Palisades fire and the Eaton fire. We currently estimate that pre-tax losses resulting from these wildfires will be approximately $11.0 million, which is below our 2025 catastrophe reinsurance program per event retention of $28.0 million. There is inherent variability in estimates of early loss projections and claims severity, particularly in high-damage regions. Accordingly, our estimate may change as additional information emerges. Losses from the California wildfires will be reflected in our results for the three months ending March 31, 2025.

Financial Highlights

In 2024, we reported Net Income of $78.3 million, representing a $50.1 million, or 177.9%, increase compared to 2023 and Adjusted EBITDA (a non-GAAP financial measure) of $124.5 million, representing a $36.3 million, or 41.2%, increase compared to 2023. This improvement is primarily attributable to continued Written Premium growth (+$137.3 million), which drove a 15.8% increase in Commission and fee revenue earned by our MGA subsidiaries and a 21.0% increase in Earned premium at Hagerty Re. These revenue increases were partially offset by losses related to Hurricane Helene and Hurricane Milton, which totaled $26.7 million. Also significantly impacting our results for the period was a higher balance of investable assets, as well as the diversification of our investment portfolio to include higher yielding fixed maturity securities, which resulted in a $12.6 million, or 46.7%, increase in interest income.

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

	Year ended December 31,
	2024	2023	Change

Operational Metrics	dollars in thousands (except per share amounts)
Total Written Premium (1)	$1,044,492	$907,175	$137,317	15.1%
Hagerty Re Loss Ratio (2)	46.4%	41.5%	4.9%	N/M
Hagerty Re Combined Ratio (3)	94.1%	89.2%	4.9%	N/M
New Business Count — Insurance (4)	278,556	254,386	24,170	9.5%

GAAP Financial Measures
Total Revenue	$1,200,038	$1,000,213	$199,825	20.0%
Operating Income	$66,418	$10,408	$56,010	538.1%
Net Income	$78,303	$28,179	$50,124	177.9%
Basic Earnings Per Share	$0.10	$0.19	$(0.09)	(47.4)%
Diluted Earnings Per Share	$0.10	$0.09	$0.01	11.1%

Non-GAAP Financial Measures
Adjusted EBITDA (5)	$124,473	$88,162	$36,311	41.2%
Adjusted Earnings Per Share (5)	$0.24	$0.04	$0.20	500.0%

N/M = Not meaningful

	December 31,
	2024	2023	Change

Operational Metrics
Policies in Force (6)	1,506,451	1,401,037	105,414	7.5%
Policies in Force Retention (7)	89.0%	88.7%	0.3%	N/M
Vehicles in Force (8)	2,576,700	2,378,883	197,817	8.3%
HDC Paid Member Count (9)	875,822	815,007	60,815	7.5%
Net Promoter Score (10)	82	82	—	—%

N/M = Not meaningful

(1)    Total Written Premium is the total amount of insurance premium written by our MGA subsidiaries on behalf of our insurance carrier partners during the period. Total Written Premium reflects the direct economic benefit of our policy acquisition efforts and is closely correlated with the growth of insurance commission revenue generated by our MGA subsidiaries and earned premium generated by Hagerty Re.
(2)    Hagerty Re Loss Ratio is the ratio of (i) Hagerty Re's losses and loss adjustment expenses to (ii) its earned premium. Hagerty Re Loss Ratio allows us to evaluate our historical loss patterns and make necessary and appropriate adjustments. Refer to "Losses and Loss Adjustment Expenses" below for additional information regarding the changes in Hagerty Re Loss Ratio between the current and prior year period.
(3)    Hagerty Re Combined Ratio is the ratio of (i) Hagerty Re's losses, loss adjustment expenses, and underwriting expenses to (ii) its earned premium. Hagerty Re's underwriting expenses primarily include ceding commissions paid to insurance carrier partners and, to a lesser extent, certain administrative expenses. Hagerty Re Combined Ratio provides a benchmark to evaluate underwriting profitability, including expense trends. A combined ratio under 100% indicates underwriting income while a combined ratio exceeding 100% indicates an underwriting loss.

(4)    New Business Count represents the number of new insurance policies issued by our MGA subsidiaries during the period. New Business Count is an important metric to assess our financial performance because policy growth is critical to our success. While we benefit from strong policy retention through renewals, new policies more than offset those cancelled or non-renewed at expiration. New policies also often mean new relationships and an opportunity to sell additional products and services.
(5)    Refer to "Non-GAAP Financial Measures" below for a description of this non-GAAP financial measure and a reconciliation to the most comparable GAAP amount.
(6)    Policies in Force ("PIF") represents the number of current and active insurance policies as of the end of the period. PIF is an important metric to assess our financial performance because policy growth drives revenue growth, increases brand awareness and market penetration, generates additional insight to improve the performance of our platform, and provides key data to assist us in strategic decision making.
(7)    PIF Retention represents the percentage of expiring insurance policies that are renewed on the renewal effective date, calculated on a rolling twelve months basis. PIF Retention is an important measurement of the number of policies retained each year, which contributes to our recurring revenue streams including commissions earned by our MGA subsidiaries, HDC membership fees, and earned premium generated by Hagerty Re.
(8)    Vehicles in Force represents the number of current insured vehicles as of the end of the period. Vehicles in Force is an important metric to assess our financial performance because insured vehicle growth drives our revenue growth and increases market penetration.
(9)    HDC Paid Member Count represents the number of current Members who pay an annual membership subscription as of the end of the period. HDC Paid Member Count is an important metric because it helps us measure membership revenue growth and provides an opportunity to customize our value proposition and benefits to specific types of enthusiasts, both by demographic and vehicle interest.
(10)    NPS is an important measure of the overall strength of our relationship with Members. NPS is measured twice annually through a web-based survey sent by email invitation to a random sample of existing Members, which currently excludes customers in our marketplace business, and is reported annually using an average of the two surveys. Often referred to as a barometer of brand loyalty and engagement, NPS is well-known in our industry as a strong indicator of growth and retention.

Components of Our Results of Operations

Revenue

Commission and fee revenue

We generate commission and fee revenue through our MGA subsidiaries, primarily from the underwriting, sale, and servicing of collector car and enthusiast vehicle insurance policies on behalf of our insurance carrier partners. Commissions are earned for both new and renewed policies. Commission and fee revenue is earned when the policy becomes effective, net of allowances for policy changes and cancellations.

Under the terms of our contracts with certain insurance carrier partners, we have the opportunity to earn a contingent underwriting commission based on the results of the book of business, including the level of written or earned premium and loss ratio. Contingent underwriting commissions are recognized in the period that the policy is issued based on our estimate of the amount that we will become entitled to receive during the calendar year such that a significant reversal of revenue is not probable.

Earned premium

Earned premium represents the earned portion of written premiums that Hagerty Re has assumed under quota share reinsurance agreements with our insurance carrier partners, net of premiums ceded to various reinsurers and the cost of catastrophe reinsurance coverage. Premiums assumed and ceded are recognized on a pro-rata basis over the term of the reinsured policies, which is generally 12 months. The cost of catastrophe reinsurance coverage is recognized over the contract period in proportion to the related earned premium.

Membership, marketplace and other revenue

We earn subscription revenue through HDC memberships, which are primarily bundled with our insurance policies and give subscribers access to an array of products and services, including emergency roadside assistance, Hagerty Drivers Club Magazine, automotive enthusiast events, our proprietary vehicle valuation tool, and special vehicle-related discounts.

Revenue from the sale of HDC memberships is recognized ratably over the period of the membership. The membership is treated as a single performance obligation to provide access to stated Member benefits over the life of the membership, which is currently one year.

Our marketplace business earns fee-based revenue primarily from the sale of collector cars and enthusiast vehicles through live auctions, time-based digital auctions, and brokered private sales. From time-to-time, we also earn revenue from the sale of collector cars and enthusiast vehicles that have been acquired opportunistically and placed in inventory.
In addition, we also earn finance revenue from loans made to qualified collectors and businesses secured by their collector cars.

Fee-based marketplace revenue is recognized when the underlying sale is completed, which is generally upon the matching of a seller and buyer in a legally binding auction or private sale transaction. Revenue from the sale of inventory is recognized at the point in time when title and control of the car is transferred to the buyer, which is generally upon collection of the full purchase price. Finance revenue is recognized over time as earned based on the amount of the outstanding loan, the applicable interest rate on the loan, and the length of time the loan was outstanding during the period.

Operating Expenses

Salaries and benefits

Salaries and benefits consist primarily of costs related to employee compensation, payroll taxes, employee benefits, and employee development costs. Employee compensation includes wages, as well as various forms of incentive compensation, including share-based compensation. Employee benefits primarily include the cost of our retirement, medical, dental, wellness, and severance plans. Costs related to employee education, training, and recruiting are included in employee development costs. Salaries and benefits are expensed as incurred except for costs that are required to be capitalized, which are then amortized over the useful life of the asset created, primarily internally developed software and software-as-a-service ("SaaS") implementation costs. Salaries and benefits are expected to increase in dollar amount over time as the business continues to grow but will likely decrease as a percent of revenue.

Ceding commissions, net

Ceding commissions, net represents the commissions paid by Hagerty Re to insurance carrier partners for the risk assumed under the quota share agreements with those carriers. These commissions represent Hagerty Re's pro-rata share of the carrier's costs including (i) policy acquisition costs, which consists of the commissions earned by our MGA subsidiaries, (ii) general and administrative costs, and (iii) other costs. Ceding commissions are recorded net of commissions received by Hagerty Re related to ceded reinsurance premiums. Ceding commissions, net is recognized ratably over the term of the related reinsurance policies, which is generally 12 months.

Losses and loss adjustment expenses

Losses and loss adjustment expenses represent our best estimate of the losses and associated settlement costs related to the risk assumed by Hagerty Re. Losses consist of claims paid, case reserves, and incurred but not reported costs, which are recorded net of estimated recoveries from reinsurance, salvage and subrogation. Loss adjustment expenses consist of the cost associated with processing and settling claims. The estimates utilized in determining the amount of losses and loss adjustment expenses recorded in a period are based on statistical analysis performed by our internal and external actuarial team. Reserves are reviewed regularly and adjusted, as necessary, to reflect our estimate of the ultimate cost of settlement.

Sales expense

Sales expense includes costs related to the sale and servicing of insurance policies, as well as costs related to our membership and marketplace offerings, such as broker expense, cost of sales, promotion expense, and travel and entertainment expenses. Broker expense is the compensation paid to our agent partners and national broker partners when an insurance policy is written by our MGA subsidiaries through a broker relationship. Broker expense generally tracks with written premium growth. Cost of sales includes payment processing fees, emergency roadside service costs, postage and other variable costs associated with the sale and servicing of a policy. Cost of sales also includes the cost of vehicles held in inventory and sold through our marketplace business, as well as interest expense and borrowing costs associated with the BAC credit facility ("BAC Credit Facility"). Promotion expense includes various costs related to branding, events, advertising, marketing, and customer acquisition. Sales expenses, in general, are expensed as incurred and will trend with revenue growth.

General and administrative expenses

General and administrative expenses primarily consists of expenses related to non-capitalized hardware and software, professional services, and occupancy costs. These costs are expensed as incurred. We expect this expense category to modestly increase in dollar amount over time as the business continues to grow but will likely decrease as a percentage of revenue over the next few years after we reach scale to handle incoming business from new partnerships.

Depreciation and amortization

Depreciation and amortization reflects the recognition of the cost of our investments in various assets over their useful lives. Depreciation expense relates to hardware, furniture and equipment, and leasehold improvements. Amortization relates to internally developed software, SaaS implementation, and finite-lived intangible assets associated with acquisitions. Depreciation and amortization are expected to increase in dollar amount over time but will likely decrease as a percent of revenue as investments in platform technology reach scale.

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

Prior to the Warrant Exchange, our warrants were accounted for as liabilities and were measured at fair value each reporting period, with changes in fair value recognized as non-operating income (expense) in our Consolidated Statements of Operations. In general, under the fair value accounting model, in periods when our stock price increased, the warrant liability increased, and we recognized additional expense. In periods when our stock price decreased, the warrant liability decreased, and we recognized additional income. In addition, "Gain (loss) related to warrant liabilities, net" includes the loss on the Warrant Exchange recorded in the third quarter of 2024. Refer to Note 20 — Warrant Exchange in Item 8 of Part II of this Annual Report for additional information regarding the Company's Warrant Exchange.

Interest and other income (expense), net

Interest and other income (expense), net primarily includes interest income related to cash balances and fixed maturity securities, dividend income on equity securities, realized gains or losses from the sale of fixed maturity securities, and realized and unrealized gains and losses related to equity securities. Additionally, Interest and other income (expense), net includes interest expense related to outstanding borrowings, primarily related to the JPM Credit Facility (as defined in Note 17 — Long-Term Debt in Item 8 of Part II of this Annual Report) and changes in the value of the liability related to our TRA ("TRA Liability") with HHC and Markel. Refer to Note 23 — Taxation in Item 8 of Part II of this Annual Report for additional information related to the TRA.

Income tax expense

THG is taxed as a pass-through ownership structure under provisions of the IRC and a similar section of state income tax law. As such, any taxable income or loss generated by THG is passed through to and included in the taxable income or loss of THG unit holders, including Hagerty, Inc.

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

Year Ended December 31, 2024 compared to the Year Ended December 31, 2023

The following table summarizes our results of operations for the years ended December 31, 2024 and 2023, and the dollar and percentage change between the two periods:

	Year ended December 31,
	2024	2023	$ Change	% Change

REVENUE:	in thousands (except percentages)
Commission and fee revenue	$423,240	$365,512	$57,728	15.8%
Earned premium	643,324	531,866	111,458	21.0%
Membership, marketplace and other revenue	133,474	102,835	30,639	29.8%
Total revenue	1,200,038	1,000,213	199,825	20.0%
OPERATING EXPENSES:
Salaries and benefits	221,463	216,896	4,567	2.1%
Ceding commissions, net	301,719	251,805	49,914	19.8%
Losses and loss adjustment expenses	298,593	220,658	77,935	35.3%
Sales expense	190,523	156,378	34,145	21.8%
General and administrative expenses	82,504	85,434	(2,930)	(3.4)%
Depreciation and amortization	38,905	45,809	(6,904)	(15.1)%
Restructuring, impairment and related charges, net	—	8,812	(8,812)	(100.0)%
Gains, losses, and impairments related to divestitures	(87)	4,013	(4,100)	(102.2)%
Total operating expenses	1,133,620	989,805	143,815	14.5%
OPERATING INCOME	66,418	10,408	56,010	538.1%
Gain (loss) related to warrant liabilities, net	(8,544)	11,543	(20,087)	(174.0)%
Interest and other income (expense), net	35,808	22,821	12,987	56.9%
INCOME BEFORE INCOME TAX EXPENSE	93,682	44,772	48,910	109.2%
Income tax expense	(15,379)	(16,593)	1,214	(7.3)%
NET INCOME	$78,303	$28,179	$50,124	177.9%

Revenue

Commission and fee revenue

Commission and fee revenue was $423.2 million for the year ended December 31, 2024, an increase of $57.7 million, or 15.8%, compared to 2023, consisting of increases of $46.7 million related to renewal policies and $11.0 million related to new policies.

The increase in revenue from renewal policies was primarily driven by a 16.2% increase in underlying policy premiums, as well as continued strong policy retention. The increase in revenue from new policies was primarily driven by a 13.4% increase in underlying policy premiums, as well as sustained year-over-year growth in New Business Count, which increased 9.5% in 2024.

The increase in underlying policy premiums for both policy renewals and new policies was a result of rate increases in several states due to inflation and higher vehicle repair costs, both of which contribute to higher premiums and, in turn, higher commission revenue. In addition, average premiums on newly issued policies increased as a result of writing policies with higher insured values at higher premium rates.

Commission and fee revenue from agent sources increased $32.5 million, or 16.2%, and Commission and fee revenue from direct sources increased $25.2 million, or 15.3%, during the year ended December 31, 2024. Commission rates vary based on geography, but do not differ by distribution channel (i.e., whether they are direct-sourced or agent-sourced).

Earned premium

Earned premium at Hagerty Re was $643.3 million for the year ended December 31, 2024, an increase of $111.5 million, or 21.0%, compared to 2023. This increase was primarily due to continued growth of subject premiums written through our MGA subsidiaries, partially offset by an increase in ceded reinsurance premiums related to high-net-worth accounts in the U.S. In addition, effective January 1, 2024, Hagerty Re is no longer reinsuring the risks underwritten by its U.K. MGA affiliate, and the book is in run-off.

The following tables present premiums assumed by Hagerty Re and the related quota share percentages for the years ended December 31, 2024 and 2023:

	Year ended December 31, 2024
	U.S.	Canada	U.K.	Total

	in thousands (except percentages)
Subject premium	$873,364	$59,664	$(202)	$932,826
Quota share percentage	81.0%	35.0%	80.0%	77.9%
Assumed premium in Hagerty Re	706,250	20,883	(162)	726,971
Reinsurance premiums ceded				(50,541)
Net assumed premium				676,430
Change in unearned premiums				(41,207)
Change in deferred reinsurance premiums				8,101
Earned premium				$643,324

	Year ended December 31, 2023
	U.S.	Canada	U.K.	Total

	in thousands (except percentages)
Subject premium	$754,746	$54,536	$9,129	$818,411
Quota share percentage	81.0%	35.0%	80.0%	77.8%
Assumed premium in Hagerty Re	609,975	19,088	7,303	636,366
Reinsurance premiums ceded				(33,070)
Net assumed premium				603,296
Change in unearned premiums				(81,813)
Change in deferred reinsurance premiums				10,383
Earned premium				$531,866

Membership, marketplace and other revenue

Membership, marketplace and other revenue was $133.5 million for the year ended December 31, 2024, an increase of $30.6 million, or 29.8%, compared to 2023.

Membership fee revenue was $57.5 million for the year ended December 31, 2024, an increase of $5.1 million, or 9.7%, compared to 2023. This increase was primarily due to a $7.4 million, or 16.1%, increase in revenue attributable to new insurance policies issued with a bundled HDC membership, partially offset by a $1.6 million decrease in storage revenue as a result of fewer Hagerty Garage + Social locations in operation. For the years ended December 31, 2024 and 2023, membership fees were 43.1% and 51.0%, respectively, of total Membership, marketplace and other revenue.

Marketplace revenue was $54.3 million for the year ended December 31, 2024, an increase of $25.7 million, or 90.1%, compared to 2023. This improvement was primarily due an $18.8 million increase in inventory sales, a $4.2 million increase in revenues associated with stronger Broad Arrow auction results, and a $3.1 million increase in finance revenue associated with the growth of the BAC loan portfolio. For the years ended December 31, 2024 and 2023, Marketplace revenue was 40.7% and 27.8%, respectively, of total Membership, marketplace and other revenue.

Other revenue, which primarily includes sponsorship, admission, advertising, valuation, and sublease revenue, was $21.6 million for the year ended December 31, 2024, a decrease of $0.2 million, or 0.9%, compared to 2023. This decrease was primarily attributable to the loss of registration fee revenue attributable to MSR, which was sold in the second quarter of 2024, partially offset by an increase sublease and advertising revenue. For the years ended December 31, 2024 and 2023, other revenue was 16.2% and 21.2%, respectively, of total Membership, marketplace and other revenue. Refer to Note 11 — Divestitures in Item 8 of Part II of this Annual Report for additional information related to the sale of MSR.

Costs and Expenses

Salaries and benefits

Salaries and benefits were $221.5 million for the year ended December 31, 2024, an increase of $4.6 million, or 2.1%, compared to 2023. This increase was primarily due to a higher level of base salaries as a result of annual merit increases, which occur in the second quarter of each year, as well as a higher level of expense associated with employee benefits. These increases were offset by a decrease in accrued incentive compensation as a result of a higher level of catastrophe losses in the current period, as discussed below.

Ceding commissions, net

Ceding commissions, net was $301.7 million for the year ended December 31, 2024, an increase of $49.9 million, or 19.8%, compared to 2023. This increase is primarily attributable to the 21.0% increase in Earned premium discussed above.

The following table summarizes the components of Ceding commissions, net for the years ended December 31, 2024 and 2023:

	Year ended December 31,
	2024	2023

	in thousands (except percentages)
Ceding commission:
Ceding commission – reinsurance assumed	$317,648	$256,000
Ceding commission – reinsurance ceded	(15,929)	(4,195)
Ceding commissions, net	$301,719	$251,805
Percentage of earned premium	46.9%	47.3%

Losses and loss adjustment expenses

Losses and loss adjustment expenses were $298.6 million for the year ended December 31, 2024, an increase of $77.9 million, or 35.3%, compared to 2023. This increase was primarily driven by $23.0 million of estimated losses related to Hurricane Helene and $3.7 million of estimated losses related to Hurricane Milton, as well as the higher volume of assumed premium at Hagerty Re.

For the year ended December 31, 2024, our loss ratio was 46.4%, including the impact of catastrophe losses, which added 5.6% to our loss ratio. For the year ended December 31, 2023, our loss ratio was 41.5%, including the impact of catastrophe losses, which added 1.2% to our loss ratio. Excluding the impact of catastrophe losses, our loss ratio was 40.8% and 40.3% for the years ended December 31, 2024 and 2023, respectively.

Sales expense

Sales expense was $190.5 million for the year ended December 31, 2024, an increase of $34.1 million, or 21.8%, compared to 2023. This increase was due, in part, to a $23.8 million increase in cost of sales, primarily as a result of a higher level of marketplace inventory sales, as well as borrowing costs associated with the BAC Credit Facility, which was entered into in December 2023. In addition, broker expense increased $9.3 million, which is consistent with the written premium growth within the agent channel, and sales commissions increased $1.6 million, which is consistent with revenue growth within the marketplace business. Lastly, credit card processing fees increased, primarily due to a shift in customer preference towards credit cards as a payment method within our MGA subsidiaries.

General and administrative expenses

General and administrative expenses were $82.5 million for the year ended December 31, 2024, a decrease of $2.9 million, or 3.4%, compared to 2023. This decrease was primarily driven by a $4.9 million reduction in occupancy costs as a result of fewer Hagerty Garage + Social locations in operation, as well as lower insurance costs. The overall decrease was partially offset by a $3.2 million increase in professional fees associated with various corporate initiatives, including $0.8 million of professional fees associated with the exchange offer related to our warrants. Refer to Note 20 — Warrant Exchange in Item 8 of Part II of this Annual Report for additional information with respect to the Warrant Exchange offer.

Depreciation and amortization

Depreciation and amortization expense was $38.9 million for the year ended December 31, 2024, a decrease of $6.9 million, or 15.1%, compared to 2023. This decrease was driven primarily by a $4.3 million impairment of digital media content assets recorded in the prior year period, which was the result of lower than anticipated advertising and sponsorship revenue associated with these assets. The remainder of the decrease was primarily driven by a smaller base of fixed assets and finite-lived intangible assets as of December 31, 2024, when compared to the same period in 2023.

Restructuring, impairment and related charges, net

In 2023, the Board approved a reduction in force (the "2023 RIF") following a strategic review of business processes as we focus on driving efficiencies in order to achieve growth and profitability goals. As a result of these actions, we recognized $5.4 million in employee severance-related expenses and a $0.4 million impairment charge to write-down the value of certain digital media content assets. Additionally, in 2023, we recognized $3.1 million of charges associated with operating lease right-of-use ("ROU") asset impairments and related leasehold disposals in connection with the Company's ongoing transition to a "remote-first" work model.

Refer to Note 16 — Restructuring, Impairment and Related Charges in Item 8 of Part II of this Annual Report for additional information with respect to our restructuring initiatives.

Gains, losses, and impairments related to divestitures

During the year ended December 31, 2024, we recognized a $0.1 million gain related to the sale of MSR. During the year ended December 31, 2023, we recognized $4.0 million of losses and impairments related to Hagerty Garage + Social and DriveShare. Refer to Note 11 — Divestitures in Item 8 of Part II of this Annual Report for additional information.

Gain (loss) related to warrant liabilities, net

During the year ended December 31, 2024, Gain (loss) related to warrant liabilities, net was an $8.5 million loss, compared to an $11.5 million gain in 2023. The $8.5 million loss in the current year period consists of a $2.0 million loss related the Warrant Exchange that was completed in July 2024 and a $6.5 million loss resulting from the change in fair value of our warrant liabilities prior to the completion of the Warrant Exchange. The $11.5 million gain during the year ended December 31, 2023 was a result of the change in fair value of our warrant liabilities. Refer to Note 4 — Fair Value Measurements and Note 20 — Warrant Exchange in Item 8 of Part II of this Annual Report for additional information with respect to our warrants.

Interest and other income (expense), net

The following table summarizes the components of Interest and other income (expense), net for the years ended December 31, 2024 and 2023:

	Year ended December 31,
	2024	2023	$ Change	% Change

	in thousands (except percentages)
Interest income	$39,476	$26,905	$12,571	46.7%
Interest expense	(5,797)	(6,212)	(415)	(6.7)%
Net investment gains (losses)	2,223	—	2,223	N/M
Other income (expense), net	(94)	2,128	(2,222)	(104.4)%
Interest and other income (expense), net	$35,808	$22,821	$12,987	56.9%

N/M = Not meaningful

Interest and other income (expense), net increased $13.0 million, or 56.9%, during the year ended December 31, 2024, compared to 2023. This increase was primarily due to a higher balance of investable assets, as well as the diversification of our investment portfolio in the second quarter of 2024, which resulted in the opening of positions in higher yielding fixed maturity securities and, to a much lesser extent, equity securities.

Income tax expense

We are the sole managing member of THG, and as a result, consolidate its financial results. THG is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, THG is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by THG is passed through and included in the taxable income or loss of its members, including Hagerty, Inc., on a pro rata basis. Hagerty, Inc. is subject to U.S. federal, state and local income taxes with respect to its allocable share of any taxable income or loss of THG, as well as any of its stand-alone income or loss. In addition, Hagerty Insurance Holdings, Inc., Broad Arrow, Hagerty Radwood, Inc. and various foreign subsidiaries are treated as taxable entities. Hagerty Insurance Holdings, Inc. files a consolidated tax return with its wholly owned corporate subsidiaries Hagerty Re and Drivers Edge.

Our effective income tax rate for the year ended December 31, 2024 decreased to 17% from 37% in 2023. This decrease is primarily due to an increase in the earnings attributed to the non-controlling interest holders of THG, which are not included in the taxable income of Hagerty, Inc.

For the year ended December 31, 2024, income tax expense was $15.4 million, representing a decrease of $1.2 million, or 7.3%, compared to 2023. This decrease is primarily due to a decrease in pre-tax income of $8.8 million within Hagerty Re. Refer to Note 23 — Taxation in Item 8 of Part II of this Annual Report for additional information with respect to items affecting our effective tax rate.

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

Our primary liquidity needs and capital requirements include cash required for: (i) funding the business operations of THG and its subsidiaries; (ii) funding strategic investments and acquisitions; (iii) servicing and repayment of borrowings under the JPM Credit Facility, the BAC Credit Facility, and the unsecured term loan credit facility with State Farm (the "State Farm Term Loan"); (iv) funding potential cash dividend payments on the Series A Convertible Preferred Stock; (v) payment of income taxes; and (vi) funding payments under the TRA.

As of December 31, 2024, we believe that our sources of liquidity will be sufficient to provide an adequate level of capital to support our anticipated short and long-term commitments, operating needs, and capital requirements.

Financing Arrangements

JPM Credit Facility

THG has a credit agreement with JPMorgan Chase Bank, N.A. ("JPM"), as administrative agent, and the other financial institutions party thereto from time to time as lenders, as amended (the "JPM Credit Agreement").

The JPM Credit Agreement provides for a revolving credit facility (the "JPM Credit Facility") with an aggregate borrowing capacity of $305.0 million. The JPM Credit Agreement matures in October 2026, but may be extended if agreed to by us and the lenders party thereto.

As of December 31, 2024, total outstanding borrowings under the JPM Credit Facility were $50.3 million. JPM Credit Facility borrowings are collateralized by the assets of and equity interests in THG and its consolidated subsidiaries, except for (i) the assets held by the special purpose entities related to the BAC Credit Facility and (ii) all or a portion of certain foreign and certain excluded or immaterial subsidiaries.

Under the JPM Credit Agreement, we are required, among other things, to meet certain financial covenants (as defined in the JPM Credit Agreement), including a fixed charge coverage ratio and a leverage ratio. We were in compliance with these financial covenants as of December 31, 2024.

BAC Credit Facility

In December 2023, BAC and its wholly owned subsidiary BAC Funding 2023-1, LLC, as borrower, entered into a revolving credit agreement with a certain lender (the "BAC Credit Agreement"). The BAC Credit Agreement provides for a revolving credit facility (the "BAC Credit Facility"), which has an aggregate borrowing capacity of $75.0 million and is subject to a borrowing base that is determined based on the carrying value of certain BAC notes receivable. As of December 31, 2024, the applicable borrowing base and outstanding borrowings for the BAC Credit Agreement were $30.2 million.

The revolving borrowing period provided by the BAC Credit Agreement expires in December 2025 and the BAC Credit Agreement matures in December 2026. The revolving borrowing period and the maturity date of the BAC Credit Agreement may be extended by one year if requested by BAC and agreed to by the administrative agent. BAC is not a borrower or guarantor of the BAC Credit Facility.

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

BAC and BAC Funding 2023-1, LLC are required, among other things, to meet certain financial covenants under the BAC Credit Agreement, including that BAC, as the servicer, maintain a minimum tangible net worth, minimum liquidity balances, and an indebtedness to tangible net worth ratio. As of December 31, 2024, we were in compliance with the financial covenants under the BAC Credit Agreement.

Refer to Note 17 — Long-Term Debt in Item 8 of Part II of this Annual Report for additional information related to the JPM Credit Agreement and BAC Credit Agreement.

Capital and Dividend Restrictions

We are a holding company with no material assets other than our ownership interest in THG and its operating subsidiaries. Accordingly, our ability to meet our cash requirements depends on THG's financial performance and the distributions we receive from THG. Our subsidiaries' ability to make distributions, pay dividends and make other payments may be regulated by the states and territories where they are domiciled.

For a discussion of the risks associated with our holding company structure, refer to Item 1A. Risk Factors — Risks Related to Tax — "We are a holding company, and our only material asset is our interest in THG, and we will therefore be dependent upon distributions made by THG to pay taxes, make payments under the TRA and pay other expenses." within Item IA of Part I — Risk Factors of this Annual Report.

Capital Restrictions

Our reinsurance company, Hagerty Re, is subject to the Bermuda Solvency Capital Requirement ("BSCR"), which establishes a target capital level and enhanced capital requirements for each insurer. As of December 31, 2024, Hagerty Re maintained sufficient statutory capital and surplus to comply with the BSCR.

Similarly, our U.S. insurance company subsidiary, Drivers Edge, which holds certificates of authority in 38 states, is subject to state-specific minimum capital and surplus requirements, as well as risk-based capital ("RBC") requirements. RBC levels are reported on an annual basis. As of December 31, 2024, Drivers Edge maintained sufficient capital and surplus levels to comply with state insurance regulations.

Dividend Restrictions

Under Bermuda law, Hagerty Re is prohibited from declaring or issuing a dividend if it fails to meet its minimum solvency margin or minimum liquidity ratio. Prior approval from the BMA is also required if Hagerty Re's proposed dividend payments would exceed 25% of its prior year-end total statutory capital and surplus. In 2025, Hagerty Re can pay approximately $68 million in dividends without prior BMA approval. As of December 31, 2024, there were no plans to issue dividends from Hagerty Re.

Similarly, state statutes restrict the amount of dividends that Drivers Edge may pay without prior approval of state insurance regulators. As of December 31, 2024, there were no plans to issue dividends from Drivers Edge and a change in such plans may require regulatory approval.

For additional information regarding capital and dividend restrictions, refer to Note 15 — Statutory Capital and Surplus in Item 8 of Part II of this Annual Report.

Comparative Cash Flows

The following table summarizes our cash flow data for the years ended December 31, 2024 and 2023:

	Year ended December 31,
	2024	2023	$ Change	% Change

	in thousands (except percentages)
Net Cash Provided by Operating Activities	$177,024	$133,706	$43,318	32.4%
Net Cash Used in Investing Activities	$(618,564)	$(52,647)	$(565,917)	N/M
Net Cash Provided by (Used in) Financing Activities	$(46,922)	$103,161	$(150,083)	(145.5)%

N/M = Not meaningful

Operating Activities

Cash provided by operating activities primarily consists of Net income, adjusted for non-cash items, and changes in working capital balances. Net cash provided by operating activities for the years ended December 31, 2024 and 2023 is presented below:

	Year ended December 31,
	2024	2023	$ Change	% Change

	in thousands (except percentages)
Net income	$78,303	$28,179	$50,124	177.9%
Non-cash adjustments to Net income	75,979	71,294	4,685	6.6%
Changes in operating assets and liabilities	22,742	34,233	(11,491)	(33.6)%
Net Cash Provided by Operating Activities	$177,024	$133,706	$43,318	32.4%

Net cash provided by operating activities for the year ended December 31, 2024 was $177.0 million, an increase of $43.3 million, or 32.4%, compared to 2023. This increase was due to a $54.8 million increase in Net income, after excluding non-cash adjustments, partially offset by an $11.5 million decrease in cash from operating assets and liabilities.

The increase in net cash provided by operating activities was primarily driven by revenue growth across all areas of our business, as well as higher overall business volume. Also favorably impacting net cash provided by operating activities is a higher level of CUC payments collected in the current year as a result of an amendment to our alliance agreement and associated agency agreement with Markel, which accelerated the timing of these payments. The overall increase in cash provided by operating activities was partially offset by a $16.8 million increase in prepaid SaaS implementation costs, as well as a higher level of Broad Arrow inventory acquisitions. Refer to Note 2 — Revenue in Item 8 of Part II of this Annual Report for additional information with respect to our amendment to our alliance agreement and associated agency agreement with Markel.

Investing Activities

Cash used in investing activities for the year ended December 31, 2024 increased $565.9 million when compared to 2023. This increase was primarily a driven by the diversification of our investment portfolio in the second quarter of 2024, which resulted in the purchase of investment-grade fixed maturity securities and, to a much lesser extent, equity securities. To a lesser extent, the year-over-year increase was due to $11.3 million in cash used to fund the acquisition of Drivers Edge in September 2024.

Financing Activities

During the year ended December 31, 2024, we utilized available liquidity to reduce outstanding borrowings by $28.8 million and pay a $5.6 million cash dividend on the Series A Convertible Preferred Stock. In addition, we funded $6.7 million in required distributions to THG non-controlling interest unit holders and $5.8 million in employee tax obligations relating to share-based compensation vestings.

During the years ended December 31, 2023, we took a number of actions to raise capital, including $79.2 million in net proceeds raised through the issuance of the Series A Convertible Preferred Stock. In addition, in 2023 Hagerty Re entered into the State Farm Term Loan resulting in net cash inflows of $24.4 million, after deducting issuance costs, and BAC, as initial servicer, and its wholly owned subsidiary BAC Funding 2023-1, LLC, as borrower, entered into the BAC Credit Agreement, resulting in net cash inflows of $22.9 million, after deducting issuance costs.

Tax Receivable Agreement

We expect to have adequate capital resources to meet the requirements and obligations under the TRA entered into with the Legacy Unit Holders. The TRA requires us to pay Legacy Unit Holders 85% of the amount of cash savings, if any, under U.S. federal, state and local income tax or franchise tax realized as a result of (i) any increase in tax basis of Hagerty, Inc.'s assets resulting from (a) the purchase of THG units from any of the Legacy Unit Holders using the net proceeds from any future offering, (b) redemptions or exchanges by the Legacy Unit Holders of Class V Common Stock and THG units for shares of Class A Common Stock or (c) payments under the TRA and (ii) tax benefits related to imputed interest deemed arising as a result of payments made under the TRA.

Legacy Unit Holders may, subject to certain conditions and transfer restrictions as described in the Legacy Unit Holders Exchange Agreement executed in connection with the business combination that formed Hagerty, Inc. in 2021, redeem or exchange their Class V Common Stock and THG units for shares of Class A Common Stock of Hagerty, Inc. on a one-for-one basis. THG made an election under Section 754 of the IRC with the filing of its 2019 income tax return, which cannot be revoked without the permission of the IRS Commissioner and will be in place for any future exchange of THG units. The redemptions and exchanges are expected to result in increases in the tax basis of the tangible and intangible assets of THG. These increases in tax basis may reduce the amount of tax that we would otherwise be required to pay in the future. This payment obligation as a part of the TRA is an obligation of Hagerty, Inc. and not of THG. For purposes of the TRA, the cash tax savings in income tax will be computed by comparing the actual income tax liability of Hagerty, Inc. (calculated with certain assumptions) to the amount of such taxes that Hagerty, Inc. would have been required to pay had there been no increase to the tax basis of the assets of THG as a result of the redemptions or exchanges and had Hagerty, Inc. not entered into the TRA. Estimating the amount of payments that may be made under the TRA is by nature imprecise, insofar as the calculation of amounts payable depends on a variety of factors.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements as of December 31, 2024.

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

Reserves are reviewed by management quarterly and periodically throughout the year by combining historical results and current actual results to calculate new development factors. When estimating reserves, our actuarial reserving group utilizes several actuarial reserving methods which consider historical claim reporting patterns, claim cycle time, claim frequency and severity, claims settlement practices, adequacy of case reserves over time, the seasonality of our business, and current economic conditions. Reserve estimates produced by various actuarial reserving methods are further analyzed to determine the actuarial central estimate which represents the expected value over the range of reasonably possible outcomes.

The following table presents Hagerty Re's provision for losses and loss adjustment expenses, both gross and net of reinsurance recoverables, as of December 31, 2024 and 2023:

	December 31, 2024
	Gross	% of Total	Net	% of Total

	in thousands (except percentages)
Outstanding losses reported	$99,250	58.9%	$94,489	58.1%
IBNR	69,242	41.1%	68,234	41.9%
Total provision for unpaid losses and loss adjustment expenses	$168,492	100.0%	$162,723	100.0%

	December 31, 2023
	Gross	% of Total	Net	% of Total

	in thousands (except percentages)
Outstanding losses reported	$86,420	63.3%	$84,651	63.0%
IBNR	50,087	36.7%	49,621	37.0%
Total provision for unpaid losses and loss adjustment expenses	$136,507	100.0%	$134,272	100.0%

The following table summarizes the (favorable) unfavorable development of management's estimate of gross and net ultimate losses and loss adjustment expenses for the 2020 to 2024 accident years:

	Gross Ultimate Loss & Loss Adjustment Expenses			Net Ultimate Loss & Loss Adjustment Expenses
Accident Year	2024	2023	Change	2024	2023	Change

	in thousands
2020	$85,163	$85,313	$(150)	$85,163	$85,313	$(150)
2021	$126,191	$126,391	$(200)	$126,191	$126,391	$(200)
2022	$184,425	$188,012	$(3,587)	$179,463	$183,188	$(3,725)
2023	$234,231	$231,231	$3,000	$231,465	$228,465	$3,000
2024	$314,348	N/A	N/A	$299,703	N/A	N/A

Judgments and Uncertainties

Estimating the ultimate cost of claims and claims expenses is an inherently complex and subjective process that involves many variables and a high degree of judgment. The factors considered by management in estimating the provision for unpaid losses and loss adjustment expenses include the following:

•the views of the Company's actuaries;
•historical trends in claim frequency and severity, including the impacts of adverse weather-related events;
•changes in claim cycle time and claim settlement practices;
•observed industry trends;
•the changing mix of business due to the large growth in modern collectible cars which carry a different risk profile than the risks associated with collector cars;
•inflation or deflation;
•retention limits under current catastrophe and treaty reinsurance programs; and
•legislative and judicial changes in the jurisdictions in which the Company operates.
Claims are analyzed and reported based on the year in which the loss occurred - i.e., on an accident year basis. Accident year data is classified and utilized within actuarial models to prepare estimates of required reserves for payments to be made in the future. The timing of claim settlement varies and depends on the type of claim being reported. Claims involving property damage are generally settled faster than bodily injury claims. Historical loss patterns are then applied to actual paid losses and reported losses by accident year to develop expectations of future claim payments. Implicit within the actuarial models are estimates of the impacts of inflation, especially for claims with longer expected cycle times. Refer to Note 13 — Provision for Unpaid Losses and Loss Adjustment Expenses in Item 8 of Part II of this Annual Report for additional information regarding the methodologies used to estimate loss and loss adjustment expense reserves.

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

If the actual level of loss frequency and/or severity is higher or lower than our expectations, the ultimate cost of claims paid will differ from management's estimates. An illustration of the potential effect of higher or lower levels of loss frequency and severity on our ultimate cost of claims for the 2024 accident year is provided in the following table:

Change in both loss frequency and severity	Net Ultimate Cost of Claims Occurring in 2024	Change

	in thousands
3% Higher	$317,955	$18,252
2% Higher	$311,811	$12,108
1% Higher	$305,727	$6,024
Base Scenario	$299,703	$—
1% Lower	$293,739	$(5,964)
2% Lower	$287,834	$(11,869)
3% Lower	$281,990	$(17,713)

Deferred Income Taxes

Description

Where applicable, income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to (i) differences between the financial statement carrying values and tax bases of assets and liabilities and (ii) operating loss and tax-credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. In determining the provision for income taxes for financial statement purposes, we make estimates and judgments which affect our evaluation of the carrying value of our deferred tax assets, as well as our calculation of certain tax liabilities.

Judgments and Uncertainties

We evaluate the carrying value of our deferred tax assets on a quarterly basis. In completing this evaluation, we consider all available positive and negative evidence. Such evidence includes historical operating results, the existence of cumulative earnings and losses in the most recent fiscal years, taxable income in prior carryback year(s) if permitted under the tax law, expectations for future taxable income, the time period over which temporary differences will reverse, and the implementation of feasible and prudent tax planning strategies. Estimating future taxable income is inherently uncertain and requires judgment. Deferred tax assets are reduced by a valuation allowance if, based on the weight of this evidence, it is more likely than not that all or a portion of the recorded deferred tax assets will not be realized in future periods.

As of December 31, 2024, we have recorded deferred tax assets of $193.6 million, of which $148.1 million relates to the difference between the outside tax basis and book basis of our investment in the assets of THG. As of December 31, 2024, based on an assessment of all available positive and negative evidence, management believes it is more likely than not that certain deferred tax assets, including the deferred tax asset for the investment in the assets of THG, will not be realized. As a result, we have recorded a valuation allowance of $176.2 million against our deferred tax assets as of December 31, 2024.

Given our recent history of earnings and anticipated future earnings, we believe there is a reasonable possibility that, within the next twelve months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the valuation allowance recorded against our U.S. deferred tax assets will be reversed. Reversal of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense in the period the reversal is recorded. In addition, a corresponding increase to the TRA Liability may be required to be recognized with the resulting expense recorded within "Interest and other income (expense), net" in the Consolidated Statements of Operations. The exact timing and amount of the valuation allowance reversal, and any corresponding increase to the TRA Liability, are subject to change on the basis of the level of profitability that is actually achieved.

Effect if Actual Results Differ From Estimates and Assumptions

If management's projections of future taxable income and other positive evidence considered in evaluating the need for the valuation allowance prove, with the benefit of hindsight, to be inaccurate, it could prove more difficult to support the realization of the net deferred tax asset. As a result, an additional valuation allowance could be required, which would have an adverse impact on our effective income tax rate and results. Conversely, if management determines that sufficient positive evidence exists in the jurisdiction in which a valuation allowance is recorded, we may reverse all or a portion of the valuation allowance in that jurisdiction. In such situations, the adjustment made to the deferred tax asset would have a favorable impact on our effective income tax rate and results in the period such determination was made.

Liabilities under Tax Receivable Agreement

Description

In connection with the consummation of the business combination that formed Hagerty, Inc. in 2021, Hagerty, Inc. entered into a TRA with HHC and Markel ("Legacy Unit Holders"). The TRA provides for payment to the Legacy Unit Holders of 85% of the U.S. federal, state and local income tax savings realized by Hagerty, Inc. as a result of the increases in tax basis and certain other tax benefits as outlined in the Business Combination Agreement upon the exchange of THG units and shares of Hagerty, Inc. Class V Common Stock for shares of Hagerty, Inc. Class A Common Stock or cash. The Business Combination Agreement is provided as Exhibit 2.1 to this Annual Report, which is incorporated by reference within Item 15. Exhibits, Financial Statement Schedules. In connection with the filing of its 2019 income tax return THG made an election under Section 754 of the IRC for each taxable year in which TRA exchanges occur. This election cannot be revoked without the permission of the IRS Commissioner and will be in place for any future exchange of THG units. The remaining 15% cash tax savings resulting from the basis adjustments will be retained by Hagerty, Inc.

Judgments and Uncertainties

The amount and timing of any payments under the TRA will vary depending on a number of factors, including, but not limited to, the increase in tax basis of THG's assets, the timing of any future redemptions, exchanges or purchases of THG units held by Legacy Unit Holders, the price of Hagerty, Inc. Class A Common Stock at the time of the redemption, exchange or purchase, the extent to which redemptions or exchanges are taxable, the amount and timing of the taxable income that Hagerty, Inc. generates in the future, the tax rates then applicable, and the portion of the payments under the TRA constituting imputed interest.

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

As of December 31, 2024, the TRA Liability was $2.2 million, of which $0.2 million was classified as a current liability within "Accounts payable, accrued expenses and other current liabilities" and $2.0 million was classified as a long-term liability within "Other long-term liabilities" on the Consolidated Balance Sheets.

Effect if Actual Results Differ From Estimates and Assumptions

Changes in the liability resulting from historical exchanges under the TRA may occur based on changes in anticipated future taxable income, changes in applicable tax rates, and other changes in tax attributes that may occur and impact the expected future tax benefits to be received. Any such changes in these factors or changes in our determination of the need for a valuation allowance related to the tax benefits acquired under the TRA could adjust the TRA Liability recognized on the Consolidated Balance Sheets. Subsequent changes in the projected liability under the TRA, as well as any interest accrued on the TRA between our annual tax filing date and the TRA payment date, are and will be recorded as a component of "Interest and other income (expense), net" each period. Actual taxable income may differ from estimates, which could significantly impact the liability under the TRA and our Consolidated Statements of Operations.

Goodwill and Intangible Assets

Description

Goodwill represents the excess of the purchase price paid over the fair value of net assets acquired in a business combination. Goodwill is not amortized, but is tested annually for impairment at the reporting unit level as of October 1 and between annual tests if indicators of potential impairment exist. These indicators could include a decline in our stock price and market capitalization, a significant change in the outlook for a reporting unit, lower than expected reporting unit operating results, increased competition, legal factors, or the sale or disposition of a significant portion of a reporting unit. For reporting units with goodwill, an impairment loss is recognized for the amount by which the reporting unit's carrying value, including goodwill, exceeds its fair value.

Our finite lived intangible assets are evaluated for impairment only when there is evidence that events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Indefinite lived intangible assets are tested annually for impairment and between annual tests if indicators of potential impairment exist.

Judgments and Uncertainties

Application of the goodwill impairment test requires judgment, including the identification of reporting units and the determination of the estimated fair value of reporting units. For reporting units with goodwill, we perform a qualitative analysis to determine whether it is more likely than not the fair value of the reporting unit is less than its carrying amount. When assessing goodwill for impairment, our decision to perform a qualitative assessment for an individual reporting unit is based on a number of factors, including the carrying value of the reporting unit's goodwill, the amount of time in between quantitative fair value assessments, macro-economic conditions, industry, and market conditions and the operating performance of the reporting unit. If it is determined, based on qualitative factors, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, a quantitative impairment test is performed, in which we determine the estimated fair value of the reporting unit using a discounted cash flow analysis. This analysis requires significant judgment, including the estimation of future cash flows, which is dependent on internal forecasts, available industry and market data, the estimation of the long-term rate of growth for the reporting unit including expectations and assumptions regarding the impact of general economic conditions on the reporting unit, the estimation of the useful life over which cash flows will occur (including terminal multiples), the determination of the respective weighted average cost of capital and market participant assumptions. Changes in these estimates and assumptions could materially affect the determination of estimated fair value and potential impairment for each reporting unit.

As of December 31, 2024, the Company has recorded goodwill of $114.1 million, including $103.6 million attributable to the Marketplace reporting unit, and intangible assets of $90.1 million, consisting principally of internally developed software, renewal rights, trade names, and trademarks, as well as indefinite lived state insurance licenses.

Effect if Actual Results Differ from Estimates and Assumptions

Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill impairment test will prove to be an accurate prediction of the future. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of our reporting units may include such items as: (i) failure to meet business plans; (ii) deterioration of the U.S. and global economies; (iii) an increase in competition; (iv) an increase in interest rates; or (v) other unanticipated events and circumstances that may decrease or delay the projected cash flows or increase the discount rates and could potentially result in an impairment charge.

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

New Accounting Standards

New accounting standards are described in Note 1 — Summary of Significant Accounting Policies and New Accounting Standards in Item 8 of Part II of this Annual Report, which are incorporated herein by reference.

Non-GAAP Financial Measures

Adjusted EBITDA

We define Adjusted EBITDA as consolidated Net income, excluding net interest and other income (expense), income tax expense, and depreciation and amortization, further adjusted to exclude (i) net gains and losses related to our warrant liabilities; (ii) share-based compensation expense; and when applicable, (iii) restructuring, impairment and related charges; (iv) gains, losses and impairments related to divestitures; and (v) certain other unusual items.

We present Adjusted EBITDA because we consider it to be an important supplemental measure of our performance and believe it is frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry. We use Adjusted EBITDA as a measure of the operating performance of our business on a consistent basis, as it removes the impact of items not directly resulting from our core operations.

By providing this non-GAAP financial measure, together with a reconciliation to Net income, which is the most comparable GAAP measure, we believe we are enhancing investors' understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing our strategic initiatives. However, Adjusted EBITDA has limitations as an analytical tool, and should not be considered in isolation, or as an alternative to, or a substitute for Net income or other financial statement data presented in our Consolidated Financial Statements as indicators of financial performance. Our definition of Adjusted EBITDA may be different than similarly titled measures used by other companies in our industry, which could reduce the usefulness of this non-GAAP financial measure when comparing our performance to that of other companies.

The following table reconciles Adjusted EBITDA to the most directly comparable GAAP measure, which is Net income:

	Year ended December 31,
	2024	2023

	in thousands
Net income	$78,303	$28,179
Interest and other (income) expense, net (1) (2)	(35,808)	(22,821)
Income tax expense	15,379	16,593
Depreciation and amortization	38,905	45,809
EBITDA	96,779	67,760
Restructuring, impairment and related charges, net	—	8,812
(Gain) loss related to warrant liabilities, net	8,544	(11,543)
Share-based compensation expense	17,357	17,729
Gains, losses, and impairments related to divestitures	(87)	4,013
Other unusual items (3)	1,880	1,391
Adjusted EBITDA	$124,473	$88,162

(1)    Excludes interest expense related to the BAC Credit Facility, which is recorded within "Sales expense" on the Consolidated Statements of Operations.
(2)    Includes interest income and net investment income related to our investment portfolio, which was diversified in the second quarter of 2024 and resulted in opening positions in higher yielding fixed maturity securities, and, to a much lesser extent, equity securities.
(3)    Other unusual items includes professional fees associated with the Warrant Exchange, as well as certain material severance expenses for the year ended December 31, 2024 and certain legal settlement expenses (net) recognized for the year ended December 31, 2023. Refer to Note 20 — Warrant Exchange in Item 8 of Part II of this Annual Report for additional information with respect to our warrants.

Adjusted EPS

We define Adjusted Earnings Per Share ("Adjusted EPS") as consolidated Net income, excluding net gains and losses related to our warrant liabilities, divided by our outstanding and total potentially dilutive securities, which includes (i) the weighted average issued and outstanding shares of Class A Common Stock; (ii) all issued and outstanding non-controlling interest units of THG; (iii) all issued and outstanding shares of our Series A Convertible Preferred Stock on an as-converted basis; (iv) all unissued share-based compensation awards; and (v) all unexercised warrants outstanding prior to the Warrant Exchange. Refer to Note 20 — Warrant Exchange in Item 8 of Part II of this Annual Report for additional information with respect to the Warrant Exchange.

The most directly comparable GAAP measure to Adjusted EPS is basic earnings per share ("Basic EPS"), which is calculated as Net income available to Class A Common Stockholders divided by the weighted average number of Class A Common Stock shares outstanding during the period.

We present Adjusted EPS because we consider it to be an important supplemental measure of our operating performance and believe it is used by securities analysts, investors and other interested parties in evaluating the consolidated performance of other companies in our industry. We also believe that Adjusted EPS, which compares our consolidated Net income with our outstanding and potentially dilutive shares, provides useful information to investors regarding our performance on a fully consolidated and fully diluted basis.

Management uses Adjusted EPS:

•as a measurement of operating performance of our business on a fully consolidated and fully diluted basis;
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

The following table reconciles Adjusted EPS to the most directly comparable GAAP measure, which is Basic EPS:

	Year ended December 31,
	2024	2023

	in thousands (except per share amounts)
Numerator:
Net income available to Class A Common Stockholders (1)	$8,900	$15,881
Accretion of Series A Convertible Preferred Stock	7,427	3,677
Undistributed earnings allocated to Series A Convertible Preferred Stock	690	673
Net income attributable to non-controlling interest	61,286	7,948
Consolidated net income	78,303	28,179
(Gain) loss related to warrant liabilities, net	8,544	(11,543)
Adjusted consolidated net income (2)	$86,847	$16,636

Denominator:
Weighted average shares of Class A Common Stock outstanding (1)	87,529	84,180
Total potentially dilutive securities outstanding:
Non-controlling interest THG units	255,178	255,499
Series A Convertible Preferred Stock, on an as-converted basis	6,785	6,785
Total unissued share-based compensation awards	7,980	8,385
Total warrants outstanding	—	19,484
Potentially dilutive shares outstanding	269,943	290,153
Fully dilutive shares outstanding (2)	357,472	374,333

Basic EPS (1)	$0.10	$0.19

Adjusted EPS (2)	$0.24	$0.04

(1)    Numerator and Denominator, respectively, of the GAAP measure Basic EPS
(2)    Numerator and Denominator, respectively, of the non-GAAP measure Adjusted EPS

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of economic losses due to adverse changes in the estimated fair value of a financial instrument as a result of changes in interest rates, equity prices, foreign currency exchange rates and commodity prices. In the normal course of our operations, the primary components of market risk affecting us are interest rate risk and credit risk.

Interest rate risk

Interest rate risk is the risk that we will incur economic losses due to adverse changes in interest rates. Our available-for-sale securities, debt obligations, and loan portfolio secured by collector cars have interest rate risk.

Available-for-sale securities
The primary market risk to our investment portfolio is interest rate risk associated with investments in fixed maturity securities. Fluctuations in interest rates have a direct effect on the market valuation of these securities. When market interest rates increase, the fair value of our fixed maturity securities decreases. Conversely, as interest rates decrease, the fair value of our fixed maturity securities increases. We manage this interest rate risk by investing in securities with varied maturity dates and by managing the duration of our investment portfolio. The target duration of our investment portfolio is two to four years.

As of December 31, 2024, we held fixed maturity securities with a fair value of $577.7 million. The table below illustrates the sensitivity of the value of our fixed maturity securities with hypothetical changes in interest rates as of December 31, 2024:

	December 31, 2024
	Estimated Fair Value	Estimated Change in Fair Value	Estimated % Increase (Decrease) in Fair Value

	in thousands (except percentages)
200 basis points increase	$543,669	$(34,019)	(5.9)%
100 basis points increase	$560,885	$(16,803)	(2.9)%
No change	$577,688	$—	—%
100 basis points decrease	$594,620	$16,932	2.9%
200 basis points decrease	$610,694	$33,006	5.7%

Debt obligations

As of December 31, 2024, we had approximately $80.5 million of variable rate indebtedness, representing approximately 76% of our total debt outstanding, at an average interest rate during the year ended December 31, 2024 of approximately 6.75%. Based on variable-rate borrowings outstanding as of December 31, 2024, a 100-basis point (or 1.0%) change in our borrowing rates would result in our annual interest payments changing by approximately $0.8 million.

Loan portfolio

We also have a portfolio of loans secured by collector cars of approximately $57.0 million as of December 31, 2024, upon which interest is earned predominately at variable rates including the Prime Rate and Term Secured Overnight Financing Rate. Based on variable-rate loans outstanding as of December 31, 2024, a 100-basis point (or 1.0%) change in our variable rates would result in our annual interest income changing by approximately $0.5 million.

Credit risk

Available-for-sale securities

Credit risk is the potential loss resulting from adverse changes in an issuer's ability to repay its debt obligations. We have exposure to credit risk as a holder of fixed maturity securities. Our risk management strategy and investment policy are designed to invest in investment grade debt and to limit the amount of credit exposure with respect to a single issuer to no greater than 5%, except for the U.S. Federal Government. As of December 31, 2024, all fixed income securities in our investment portfolio were rated investment grade by at least one nationally recognized rating organization.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY SCHEDULES

All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Hagerty, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hagerty, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), changes in temporary and stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the schedules listed in the Index at Item 8 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DELOITTE & TOUCHE LLP

Detroit, Michigan
March 4, 2025

We have served as the Company's auditor since 2019.

Hagerty, Inc.
Consolidated Statements of Operations

	Year ended December 31,
	2024	2023	2022

REVENUE:	in thousands (except per share amounts)
Commission and fee revenue	$423,240	$365,512	$307,238
Earned premium	643,324	531,866	403,061
Membership, marketplace and other revenue	133,474	102,835	77,289
Total revenue	1,200,038	1,000,213	787,588
OPERATING EXPENSES:
Salaries and benefits	221,463	216,896	199,542
Ceding commissions, net	301,719	251,805	191,150
Losses and loss adjustment expenses	298,593	220,658	182,402
Sales expense	190,523	156,378	140,781
General and administrative expenses	82,504	85,434	89,068
Depreciation and amortization	38,905	45,809	33,887
Restructuring, impairment and related charges, net	—	8,812	18,324
Gains, losses, and impairments related to divestitures	(87)	4,013	—
Total operating expenses	1,133,620	989,805	855,154
OPERATING INCOME (LOSS)	66,418	10,408	(67,566)
Gain (loss) related to warrant liabilities, net	(8,544)	11,543	41,899
Revaluation gain on previously held equity method investment	—	—	34,735
Interest and other income (expense), net	35,808	22,821	2,028
INCOME BEFORE INCOME TAX EXPENSE	93,682	44,772	11,096
Income tax expense	(15,379)	(16,593)	(7,017)
Loss from equity method investment, net of tax	—	—	(1,676)
NET INCOME	78,303	28,179	2,403
Net (income) loss attributable to non-controlling interest	(61,286)	(7,948)	29,675
Accretion of Series A Convertible Preferred Stock	(7,427)	(3,677)	—
NET INCOME ATTRIBUTABLE TO CLASS A COMMON STOCKHOLDERS	$9,590	$16,554	$32,078

Earnings (loss) per share of Class A Common Stock:
Basic	$0.10	$0.19	$0.39
Diluted	$0.10	$0.09	$(0.07)

Weighted average shares of Class A Common Stock outstanding:
Basic	87,529	84,180	82,728
Diluted	88,504	340,323	336,147

The accompanying Notes are an integral part of these Consolidated Financial Statements.
See Note 24 for information regarding Related-Party Transactions.

Hagerty, Inc.
Consolidated Statements of Comprehensive Income

	Year ended December 31,
	2024	2023	2022

	in thousands
Net income	$78,303	$28,179	$2,403
Other comprehensive income (loss), net of tax:
Change in net unrealized gain (loss) on available-for-sale investments	(770)	—	—
Foreign currency translation adjustments	(2,580)	1,564	(1,834)
Change in unrealized gain (loss) on interest rate swap	(2,234)	(1,060)	2,699
Other comprehensive income (loss)	(5,584)	504	865
Comprehensive income	72,719	28,683	3,268
Comprehensive (income) loss attributable to non-controlling interest	(57,128)	(8,327)	29,675
Accretion of Series A Convertible Preferred Stock	(7,427)	(3,677)	—
Comprehensive income attributable to Class A Common Stockholders	$8,164	$16,679	$32,943

The accompanying Notes are an integral part of these Consolidated Financial Statements.
See Note 24 for information regarding Related-Party Transactions.

Hagerty, Inc.
Consolidated Balance Sheets

	December 31,
	2024	2023

ASSETS	in thousands (except share amounts)
Current Assets:
Cash and cash equivalents	$104,784	$108,326
Restricted cash and cash equivalents	128,061	615,950
Investments	73,957	10,946
Accounts receivable	84,763	71,530
Premiums receivable	153,748	137,525
Commissions receivable	20,430	79,115
Notes receivable	45,417	35,896
Deferred acquisition costs, net	156,466	141,637
Other current assets	90,779	49,293
Total current assets	858,405	1,250,218
Investments	515,570	5,526
Notes receivable	11,555	17,018
Property and equipment, net	18,205	20,764
Lease right-of-use assets	44,485	50,515
Intangible assets, net	90,107	91,924
Goodwill	114,123	114,214
Other long-term assets	56,888	38,033
TOTAL ASSETS	$1,709,338	$1,588,212
LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$73,383	$87,175
Losses payable	98,386	62,001
Provision for unpaid losses and loss adjustment expenses	168,492	136,507
Commissions payable	77,389	108,739
Advance premiums and due to insurers	108,352	100,286
Unearned premiums	357,539	317,275
Contract liabilities	31,905	30,316
Total current liabilities	915,446	842,299
Long-term lease liabilities	43,178	50,459
Long-term debt, net	104,968	130,680
Warrant liabilities	—	34,018
Deferred tax liability	18,065	15,937
Contract liabilities	15,334	17,335
Other long-term liabilities	4,178	4,139
TOTAL LIABILITIES	1,101,169	1,094,867
Commitments and Contingencies (Note 25)	—	—
TEMPORARY EQUITY
Preferred stock, $0.0001 par value (20,000,000 shares authorized, 8,483,561 Series A Convertible Preferred Stock issued and outstanding as of December 31, 2024 and December 31, 2023)	84,663	82,836
STOCKHOLDERS' EQUITY
Class A Common Stock, $0.0001 par value (500,000,000 shares authorized, 90,032,391 and 84,588,536 issued and outstanding as of December 31, 2024 and December 31, 2023, respectively)	9	8
Class V Common Stock, $0.0001 par value (300,000,000 authorized, 251,033,906 shares issued and outstanding as of December 31, 2024 and December 31, 2023)	25	25
Additional paid-in capital	603,780	561,754
Accumulated earnings (deficit)	(451,978)	(468,995)
Accumulated other comprehensive income (loss)	(1,514)	(88)
Total stockholders' equity	150,322	92,704
Non-controlling interest	373,184	317,805
Total equity (Note 19)	523,506	410,509
TOTAL LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY	$1,709,338	$1,588,212
The accompanying Notes are an integral part of these Consolidated Financial Statements.
See Note 24 for information regarding Related-Party Transactions.

Hagerty, Inc.
Consolidated Statements of Changes in Temporary Equity and Stockholders' Equity

				Year ended December 31, 2024
	Temporary Equity		Stockholders' Equity
	Series A Convertible Preferred Stock		Class A Common Stock		Class V Common Stock		Additional Paid in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
in thousands	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2023	8,484	$82,836	84,589	$8	251,034	$25	$561,754	$(468,995)	$(88)	$92,704	$317,805	$410,509
Net income	—	—	—	—	—	—	—	17,017	—	17,017	61,286	78,303
Accretion of Series A Convertible Preferred Stock	—	7,427	—	—	—	—	(7,427)	—	—	(7,427)	—	(7,427)
Dividends related to Series A Convertible Preferred Stock	—	(5,600)	—	—	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	—	—	(1,426)	(1,426)	(4,158)	(5,584)
Issuance of shares under employee plans, net of shares withheld for employee taxes	—	—	1,247	—	—	—	(5,539)	—	—	(5,539)	—	(5,539)
Share-based compensation	—	—	—	—	—	—	17,357	—	—	17,357	—	17,357
Warrant Exchange (see Note 20)	—	—	3,876	1	—	—	42,569	—	—	42,570	—	42,570
Exchange of THG units for Class A Common Stock	—	—	320	—	—	—	3,227	—	—	3,227	(3,227)	—
Distributions paid to non-controlling interest holders	—	—	—	—	—	—	—	—	—	—	(6,683)	(6,683)
Reallocation between controlling and non-controlling interest	—	—	—	—	—	—	(8,161)	—	—	(8,161)	8,161	—
Balance at December 31, 2024	8,484	$84,663	90,032	$9	251,034	$25	$603,780	$(451,978)	$(1,514)	$150,322	$373,184	$523,506

The accompanying Notes are an integral part of these Consolidated Financial Statements.
See Note 24 for information regarding Related-Party Transactions.

Hagerty, Inc.
Consolidated Statements of Changes in Temporary Equity and Stockholders' Equity

				Year ended December 31, 2023
	Temporary Equity		Stockholders' Equity
	Series A Convertible Preferred Stock		Class A Common Stock		Class V Common Stock		Additional Paid in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
in thousands	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2022	—	$—	83,203	$8	251,034	$25	$549,034	$(489,602)	$(213)	$59,252	$308,117	$367,369
Net income	—	—	—	—	—	—	—	20,231	—	20,231	7,948	28,179
Issuance of Series A Convertible Preferred Stock, net of issuance costs	8,484	79,159	—	—	—	—	—	—	—	—	—	—
Accretion of Series A Convertible Preferred Stock	—	3,677	—	—	—	—	(3,677)	—	—	(3,677)	—	(3,677)
Other comprehensive income	—	—	—	—	—	—	—	—	125	125	379	504
Issuance of shares under employee plans	—	—	1,126	—	—	—	1,526	—	—	1,526	—	1,526
Share-based compensation	—	—	—	—	—	—	18,017	—	—	18,017	—	18,017
Exchange of THG units for Class A Common Stock	—	—	260	—	—	—	2,311	—	—	2,311	(2,311)	—
Non-controlling interest capital issued	—	—	—	—	—	—	—	—	—	—	779	779
Termination of MHH Joint Venture (see Note 11)	—	—	—	—	—	—	(1,038)	376	—	(662)	(1,526)	(2,188)
Reallocation between controlling and non-controlling interest	—	—	—	—	—	—	(4,419)	—	—	(4,419)	4,419	—
Balance at December 31, 2023	8,484	$82,836	84,589	$8	251,034	$25	$561,754	$(468,995)	$(88)	$92,704	$317,805	$410,509

The accompanying Notes are an integral part of these Consolidated Financial Statements.
See Note 24 for information regarding Related-Party Transactions.

Hagerty, Inc.
Consolidated Statements of Changes in Temporary Equity and Stockholders' Equity

			Year ended December 31, 2022
	Temporary Equity	Stockholders' Equity
	Redeemable Non-controlling Interest	Class A Common Stock		Class V Common Stock		Additional Paid in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
in thousands		Shares	Amount	Shares	Amount
Balance at December 31, 2021	$593,277	82,327	$8	251,034	$25	$160,189	$(482,276)	$(1,727)	$(323,781)	$1,305	$(322,476)
Net income (loss) before exchange agreement amendment	(11,205)	—	—	—	—	—	(3,679)	—	(3,679)	(172)	(3,851)
Other comprehensive income before exchange agreement amendment	—	—	—	—	—	—	—	1,657	1,657	—	1,657
Redemption value adjustment for redeemable non-controlling interest	1,560,418	—	—	—	—	(162,095)	(1,398,325)	—	(1,560,420)	—	(1,560,420)
Removal of the redeemable feature of the non-controlling interest	(2,142,490)	—	—	—	—	528,615	1,398,325	—	1,926,940	215,550	2,142,490
Net income (loss) after exchange agreement amendment	—	—	—	—	—	—	35,757	—	35,757	(18,298)	17,459
Other comprehensive income (loss) after exchange agreement amendment	—	—	—	—	—	—	—	(792)	(792)	—	(792)
Exercise of warrants	—	125	—	—	—	1,906	—	—	1,906	—	1,906
Issuance of shares under employee plans	—	37	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	—	12,129	—	—	12,129	—	12,129
Non-controlling interest capital issued	—	—	—	—	—	—	—	—	—	1,700	1,700
Broad Arrow Acquisition	—	714	—	—	—	9,613	—	—	9,613	63,640	73,253
Cumulative effect of adoption of ASU 842	—	—	—	—	—	—	1,066	—	1,066	3,248	4,314
Reallocation between controlling and non-controlling interest	—	—	—	—	—	(1,323)	(40,470)	649	(41,144)	41,144	—
Balance at December 31, 2022	$—	83,203	$8	251,034	$25	$549,034	$(489,602)	$(213)	$59,252	$308,117	$367,369

The accompanying Notes are an integral part of these Consolidated Financial Statements.
See Note 24 for information regarding Related-Party Transactions.

Hagerty, Inc.
Consolidated Statements of Cash Flows

	Year ended December 31,
	2024	2023	2022

OPERATING ACTIVITIES:	in thousands
Net income	$78,303	$28,179	$2,403
Adjustments to reconcile net income to net cash from operating activities:
Revaluation gain on previously held equity method investment	—	—	(34,735)
Impairment of operating lease right-of-use assets	—	1,147	4,698
Loss on disposals of equipment, software and other assets	500	1,894	4,316
(Gain) loss related to warrant liabilities, net	8,544	(11,543)	(41,899)
Depreciation and amortization	38,905	45,809	33,887
Provision for deferred taxes	2,929	2,921	2,973
Share-based compensation expense	17,357	18,017	12,129
Non-cash lease expense	8,053	11,681	10,875
Realized (gain) loss on investments, net	(2,223)	—	—
(Accretion) amortization of discount and premium, net	(3,386)	34	196
Other	5,300	1,334	2,013
Changes in operating assets and liabilities:
Accounts, premiums and commissions receivable	26,498	(69,879)	(52,036)
Deferred acquisition costs, net	(14,829)	(34,295)	(25,807)
Losses payable	36,385	6,485	21,034
Provision for unpaid losses and loss adjustment expenses	31,985	24,766	36,872
Commissions payable	(31,350)	31,664	16,472
Advance premiums and due to insurers	8,418	14,880	13,686
Unearned premiums	40,264	81,813	60,263
Operating lease assets and liabilities	(9,036)	(11,243)	(9,779)
Other assets and liabilities, net (see Note 1)	(65,593)	(9,958)	(2,233)
Net Cash Provided by Operating Activities	177,024	133,706	55,328
INVESTING ACTIVITIES:
Capital expenditures	(21,344)	(26,403)	(44,375)
Acquisitions, net of cash acquired, and other investments	(25,120)	(8,683)	(15,404)
Purchase of previously held equity method investment	—	—	(15,250)
Issuance of note receivable to previously held equity method investment	—	—	(7,000)
Issuance of notes receivable	(65,770)	(24,939)	(6,123)
Collection of notes receivable	59,788	10,357	370
Purchases of fixed maturity securities	(669,452)	(10,568)	(4,234)
Proceeds from sales of fixed maturity securities	64,827	—	—
Proceeds from maturities of fixed maturity securities	48,389	7,468	1,216
Purchases of equity securities	(10,861)	—	—
Other investing activities	979	121	(721)
Net Cash Used in Investing Activities	(618,564)	(52,647)	(91,521)
FINANCING ACTIVITIES:
Payments on long-term debt	(90,775)	(139,850)	(122,500)
Proceeds from long-term debt, net of issuance costs	61,972	161,547	94,367
Proceeds from issuance of Series A Convertible Preferred Stock, net of issuance costs	—	79,159	—
Distributions paid to non-controlling interest unit holders	(6,683)	—	—
Payment of Series A Convertible Preferred Stock dividends	(5,600)	—	—
Funding of employee tax obligations upon vesting of share-based payments	(5,836)	—	—
Other financing activities	—	2,305	49
Net Cash Provided by (Used in) Financing Activities	(46,922)	103,161	(28,084)
Effect of exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	(2,969)	865	(504)

Change in cash and cash equivalents and restricted cash and cash equivalents	(491,431)	185,085	(64,781)
Beginning cash and cash equivalents and restricted cash and cash equivalents	724,276	539,191	603,972
Ending cash and cash equivalents and restricted cash and cash equivalents	$232,845	$724,276	$539,191

The accompanying Notes are an integral part of these Consolidated Financial Statements.
See Note 24 for information regarding Related-Party Transactions.

Hagerty, Inc.
Notes To Consolidated Financial Statements

1 — Summary of Significant Accounting Policies and New Accounting Standards

In these Notes to the Consolidated Financial Statements, the terms "Hagerty," and the "Company" refer to Hagerty, Inc. and its consolidated subsidiaries, including The Hagerty Group, LLC ("THG"), unless the context requires otherwise. In addition, the Company's insurance policyholders and paid Hagerty Drivers Club ("HDC") subscribers are collectively referred to as "Members".

Description of Business — Hagerty is a market leader in providing insurance for collector cars and enthusiast vehicles. Through Hagerty's insurance model, the Company acts as a Managing General Agent ("MGA") by underwriting, selling, and servicing collector car and enthusiast vehicle insurance policies. The Company then reinsures approximately 80% of the risks written by its MGA subsidiaries through its wholly owned subsidiary, Hagerty Reinsurance Limited ("Hagerty Re"). In addition, Hagerty offers HDC memberships, which are primarily bundled with its insurance policies and give subscribers access to an array of products and services, including emergency roadside assistance, Hagerty Drivers Club Magazine, automotive enthusiast events, Hagerty's proprietary vehicle valuation tool, and special vehicle-related discounts. The Company also offers a marketplace to complement its insurance membership offerings where automotive enthusiasts can buy, sell, and finance collector cars and enthusiast vehicles.

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

As of December 31, 2024 and 2023, Hagerty, Inc. had economic ownership of 26.1% and 24.9%, respectively, of THG and is its sole managing member. Hagerty, Inc. reports a non-controlling interest representing the economic interest in THG held by other parties.

The financial statements of THG are consolidated by the Company under the voting interest method in accordance with Accounting Standards Codification ("ASC") Topic 810, Consolidations ("ASC 810"). Non-controlling interest is presented separately on the Consolidated Statements of Operations, the Consolidated Statements of Comprehensive Income, the Consolidated Balance Sheets, and the Consolidated Statements of Changes in Temporary Equity and Stockholders' Equity.

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

Refer to Note 5 — Notes Receivable and Note 17 — Long-Term Debt for additional information.

The following table presents the assets and liabilities of the Company's consolidated variable interest entities as of December 31, 2024 and 2023:

	December 31,	December 31,
	2024	2023

ASSETS	in thousands
Cash and cash equivalents	$1,746	$83
Restricted cash and cash equivalents	1,221	961
Accounts receivable	—	190
Notes receivable	49,337	30,125
Other assets	1,961	2,900
TOTAL ASSETS	$54,265	$34,259
LIABILITIES
Accounts payable, accrued expenses and other current liabilities	$999	$1,881
Long-term debt, net	30,193	25,782
TOTAL LIABILITIES	$31,192	$27,663

Emerging Growth Company — The Company currently qualifies as an "emerging growth company" under the Jumpstart Our Business Startups Act of 2012 and can delay the adoption of new or revised accounting standards until those standards would apply to private companies.

The Company intends to avail itself of this extended transition period and, therefore, the Company may not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies or have opted out of using such extended transition period. As of December 31, 2024, the Company has not delayed the adoption of any new or revised accounting standards despite qualifying as an emerging growth company.

Reclassifications — In conjunction with the Company's investment diversification in the second quarter of 2024, prior period fixed maturity investment balances have been reclassified from "Other current assets" and "Other long-term assets" to "Investments" on the Consolidated Balance Sheets to conform to the current year presentation. Refer to Note 3 — Investments for additional information related to the Company's investment portfolio. This reclassification had no effect on the Company's previously reported operating income, net income, earnings per share, cash flows, or retained earnings.

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

Significant estimates made by management include, but are not limited to: (i) the provision for unpaid losses and loss adjustment expenses, including incurred but not reported ("IBNR") claims (see Note 13); (ii) the valuation of the Company's deferred income tax assets (see Note 23); (iii) the amount of the liability associated with the Tax Receivable Agreement ("TRA") (see Note 23); (iv) the fair values of the reporting units used in assessing the recoverability of goodwill (see Note 12); (v) the valuation and useful lives of intangible assets (see Note 12); and (vi) the fair value of the Company's previous warrant liabilities (see Note 4 and Note 20). Although some variability is inherent in these estimates, management believes that the current estimates are reasonable in all material respects. These estimates are reviewed regularly and adjusted as necessary. Adjustments related to changes in estimates are reflected in the Company's results of operations in the period during which those estimates changed.

Segment Information — The Company has one operating segment and one reportable segment with the Chief Executive Officer ("CEO") acting as the Chief Operating Decision Maker ("CODM"). The Company's segment presentation reflects its business activities which place the automotive enthusiast at the center of operating and resource allocation decisions. Accordingly, the CODM evaluates performance and makes resource allocation decisions using a number of consolidated measures, including consolidated net income. The CODM is also regularly provided with information regarding the Company's significant expenses consistent with the level of information provided in the Consolidated Statements of Operations, as well as information regarding assets consistent with the level of detail provided in the Consolidated Balance Sheets. The CODM utilizes such consolidated financial information in connection with the Company's budgeting and forecasting process to monitor budget-to-actual variances when evaluating performance, allocating resources, and establishing management compensation.

Foreign Currency Translation — The functional currency of the Company's entities operating outside of the United States ("U.S.") is the principal currency of the economic environment in which the entity primarily generates and expends cash, which is generally the local currency. The Company translates its foreign currency denominated assets and liabilities into U.S. dollars at current rates of exchange as of the balance sheet date, and foreign currency denominated income and expense items at the average exchange rate for the reporting period. Translation adjustments resulting from exchange rate fluctuations are recorded in "Foreign currency translation adjustments", a component of "Accumulated other comprehensive income (loss)" on the Consolidated Balance Sheets. Foreign currency transaction gains and losses are recorded within "Interest and other income (expense), net" in the Consolidated Statements of Operations.

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents — The Company holds unrestricted and restricted cash and cash equivalents at multiple financial institutions. The combined account balances at one or more of the institutions may exceed the Federal Depository Insurance Corporation ("FDIC") insurance coverage. The Company is subject to a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company believes the risk is not significant given the size and credit worthiness of the financial institutions at which the funds are held. The Company considers all highly liquid investments convertible to a known amount of cash and with an original maturity of three months or less to be cash equivalents.

Cash and cash equivalents that are restricted as to withdrawal or use are recorded as restricted cash and cash equivalents. The carrying value of the Company's restricted cash and cash equivalents approximates fair value. Refer to "Restricted Assets" below for additional information regarding the Company's restricted cash and cash equivalent balances.

The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents as of December 31, 2024 and 2023:

	December 31,
	2024	2023	2022

	in thousands
Cash and cash equivalents	$104,784	$108,326	$95,172
Restricted cash and cash equivalents	128,061	615,950	444,019
Total cash and cash equivalents and restricted cash and cash equivalents	$232,845	$724,276	$539,191

Investments — Fixed maturity securities are classified as available-for-sale and recorded on the Consolidated Balance Sheets at their fair value, with those having maturity dates within one year of the balance sheet date classified within current assets. On a quarterly basis, fixed maturity securities with unrealized losses are reviewed to determine whether the decline in fair value is attributable to a material credit loss. If a material credit loss is noted, an allowance is established and the credit loss is recorded in the Consolidated Statements of Operations.

Unrealized gains and losses on fixed maturity securities are recorded within "Change in net unrealized gain (loss) on available-for-sale investments", a component of "Accumulated other comprehensive income (loss)" on the Consolidated Balance Sheets. The Company uses the first in, first out method to determine the cost of the fixed maturity securities sold. Realized investment gains or losses from sales of available-for-sale investments are recorded within "Interest and other income (expense), net" in the Consolidated Statements of Operations.

Interest on fixed maturity securities is recorded within "Interest and other income (expense), net" in the Consolidated Statements of Operations. Premiums and discounts are amortized or accreted, respectively, over the lives of the related fixed maturity securities as an adjustment to the yield using the effective interest method.

Equity securities are recorded on the Consolidated Balance Sheets at their fair value and are classified within current assets. Dividend income, as well as realized and unrealized gains and losses on equity securities, are recorded within "Interest and other income (expense), net" in the Consolidated Statements of Operations.

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

Hagerty Re maintains trust accounts for the benefit of various ceding insurers as security for its obligations for losses, loss expenses, unearned premium, and profit-sharing commissions.

On September 1, 2024, the Company acquired Consolidated National Insurance Company, which was subsequently renamed Drivers Edge Insurance Company ("Drivers Edge"). Drivers Edge maintains assets on deposit with a number of regulatory authorities to support its insurance operations. Refer to Note 10 — Acquisitions for additional information related to the Company's acquisition of Drivers Edge.

BAC and its consolidated subsidiaries maintain bank accounts that are required for the operation of the BAC Credit Facility (as defined in Note 17 — Long-Term Debt). The funds in these bank accounts represent security under the BAC Credit Facility and their use is restricted to the servicing of the debt outstanding under that facility.

The following table presents the components of the Company's restricted assets as of December 31, 2024 and 2023:

	Balance Sheet Classification	December 31,
		2024	2023

		in thousands
Cash and cash equivalents	Restricted cash and cash equivalents	$128,061	$615,950
Fixed maturity securities	Investments	577,688	16,472
Equity securities	Investments	11,839	—
Total restricted assets		$717,588	$632,422

Supplemental Cash Flow Information

The table below presents information regarding the Company's changes in other operating assets and liabilities for the years ended December 31, 2024, 2023, and 2022:

	Year ended December 31,
	2024	2023	2022

	in thousands
Prepaid SaaS implementation costs	$(24,582)	$(9,405)	$(7,177)
Deferred reinsurance premiums ceded	(9,144)	(1,335)	(1,448)
Reinsurance recoverable	(8,047)	(10,383)	220
Inventory	(13,482)	2,964	808
Other	(10,338)	8,201	5,364
Total	$(65,593)	$(9,958)	$(2,233)

The table below presents information regarding the Company's non-cash investing and financing activities, as well as the cash paid for interest and taxes for the years ended December 31, 2024, 2023, and 2022:

	Year ended December 31,
	2024	2023	2022

Non-cash investing activities:	in thousands
Issuance of notes receivable (1)	$6,229	$6,492	$7,784
Collection of notes receivable (1)	$8,084	$6,094	$—
Capital expenditures	$723	$282	$1,592
Broad Arrow acquisition	$—	$—	$73,253
Other acquisitions and investments	$—	$2,142	$8,273
Termination of MHH Joint Venture (Refer to Note 11)	$—	$2,929	$—

Non-cash financing activities:
Loss on Warrant Exchange (Refer to Note 20)	$2,006	$—	$—
Exchange of THG units for Class A Common Stock (Refer to Note 19)	$3,227	$2,311	$—

Cash paid for:
Interest	$8,613	$6,126	$4,868
Income taxes	$17,866	$10,500	$5,253

(1)    In certain situations, BAC makes loans to refinance accounts receivable balances generated by Broad Arrow Group, Inc. ("Broad Arrow") auction or private sale purchases. These loans are accounted for on the Consolidated Balance Sheets as non-cash reclassifications between "Accounts receivable" and "Notes receivable" and are not presented within Investing Activities in the Company's Consolidated Statements of Cash Flows. Upon repayment, the cash received in settlement of such loans is classified within Operating Activities in the Company's Consolidated Statements of Cash Flows.

Receivables — Accounts receivable primarily consists of payments due from customers for insurance policies sold by the Company's MGA subsidiaries. Premiums receivable consists of premiums due to Hagerty Re from insurance carriers. Commissions receivable consists of profit sharing commissions due to the Company's MGA subsidiaries from insurance carriers. As of December 31, 2024 and 2023, the allowance for expected credit losses related to the Company's receivable balances was not material based on management's quarterly risk assessment, which takes into consideration historical trends, the current economic environment, the creditworthiness of the debtor, and other relevant factors.

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

Notes receivable are recorded net of an allowance for expected credit losses, which is based on management's quarterly risk assessment and takes into consideration a number of factors including the level of historical losses for similar loans, the quality of the underlying collateral, the loan-to-value ("LTV") ratio of each loan, management's overall assessment of the current circumstances and risks related to each loan, and, to a lesser extent, the circumstances related to each borrower. The valuation of collector cars is inherently subjective, and the realizable value of collector cars often fluctuates over time. Refer to Note 5 — Notes Receivable for additional information.

Deferred Acquisition Costs, net — Deferred acquisition costs include the ceding commissions paid by Hagerty Re to insurance carriers for the risk assumed under quota share reinsurance agreements with those carriers. Deferred acquisition costs are recorded net of commissions received by Hagerty Re for the risk ceded to various reinsurers. Net acquisition costs are deferred and recognized ratably over the term of the related policies, which is generally 12 months.

Deferred acquisition costs are considered to be recoverable if the sum of expected future earned premiums exceeds expected future claims and expenses. Anticipated investment income is also a factor in the recoverability analysis. If, as a result of the recoverability analysis, a loss is determined to be probable, a premium deficiency reserve is recognized in the period in which such determination is made. At December 31, 2024 and 2023, deferred acquisition costs were considered fully recoverable and no premium deficiency reserve was recorded.

Software-as-a-Service — Implementation costs related to software-as-a-service ("SaaS") arrangements are expensed as incurred to "Salaries and benefits" or "General and administrative expenses" on the Consolidated Statements of Operations during the preliminary project stage. Direct implementation costs related to SaaS arrangements are capitalized during the development phase and recorded within "Other current assets" or "Other long-term assets" on the Consolidated Balance Sheets. Capitalized SaaS implementation costs are amortized over the term of the underlying service agreement. The Company monitors SaaS implementation projects on an ongoing basis and capitalizes the costs of any major improvements or new functionality. Once the software is fully implemented, ongoing maintenance costs are expensed as incurred.
Inventory — Inventory primarily consists of vehicles that have been purchased opportunistically for resale by Broad Arrow. Inventory is valued on a specific identification basis at the lower of cost or the Company's estimate of net realizable value (i.e., the expected sale price upon disposition). Inventory is recorded within "Other current assets" on the Consolidated Balance Sheets. If there is evidence that the estimated net realizable value of a specific item held in inventory is less than its carrying value, a writedown is recorded within "Sales expense" in the Consolidated Statements of Operations to reflect a revised estimate of net realizable value on the Consolidated Balance Sheets.

Ceded Reinsurance — Hagerty Re purchases catastrophe reinsurance to protect its capital from large catastrophic events. In addition, Hagerty Re enters into quota share agreements with various reinsurers and purchases semi-automatic facultative reinsurance to cede a portion of the physical damage exposure related to certain policies and vehicles. Reinsurance recoverables are amounts due to Hagerty Re from reinsurers for paid and unpaid loss and loss adjustment expenses. The amount of any reinsurance recoverable is determined by applying the contract terms to incurred losses arising from a qualifying event. Reinsurance recoverables are recorded within "Other current assets" on the Consolidated Balance Sheets.

Deferred reinsurance premiums ceded consists of the unearned portion of premiums ceded by Hagerty Re to various reinsurers. Deferred reinsurance premiums are initially recorded within "Other current assets" on the Consolidated Balance Sheets and subsequently recognized on a pro-rata basis over the term of the related reinsured policies as a reduction to "Earned premium" in the Consolidated Statements of Operations. Refer to Note 14 — Reinsurance for additional information regarding the Company's reinsurance coverage.

Property and Equipment — Property and equipment are recorded at cost and depreciated over the estimated useful life of each asset. Leasehold improvements are amortized over the shorter of either the lease term or the estimated useful life of each improvement. Estimated useful lives range from two to ten years for computers, automobiles, and office furniture. Buildings and building improvements have an estimated useful life of 39 years. Upon sale or retirement, the cost and related accumulated depreciation of the assets disposed are derecognized, and any resulting gain or loss is reflected in the Consolidated Statements of Operations. Annual depreciation is calculated based on the straight-line method. Maintenance, repair costs and minor renovations are expensed as incurred, while expenditures that increase the asset's estimated useful life are capitalized.

Leases — The Company accounts for leases in accordance with ASC Topic 842, Leases ("ASC 842"). At inception, contracts are evaluated to determine whether they are or contain a lease. A contract is or contains a lease if it conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. At commencement, leases are evaluated for classification as an operating lease or finance lease. Operating lease right-of-use ("ROU") assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term, discounted using the Company's incremental borrowing rate. The Company estimates the incremental borrowing rate based on qualitative factors including company specific credit rating, lease term, impact of collateral, general economics and the interest rate environment. Operating lease liabilities represent the present value of lease payments not yet paid. Operating lease ROU assets are recorded based upon the operating lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs, lease incentives, and previously recognized impairments. The Company does not recognize ROU assets and lease liabilities for short-term leases. The Company has real estate lease agreements that contain lease and non-lease components, which are accounted for as a single lease component.

The Company's leases often contain fixed rent escalations over the lease term. The Company recognizes expense for these leases on a straight-line basis over the lease term. The Company also has lease agreements that are subject to annual changes in the Consumer Price Index ("CPI"). While lease liabilities are not remeasured as a result of changes to the CPI, changes to the CPI are treated as variable lease payments and recognized in the period in which the obligation for those payments has been incurred.

The Company's lease agreements may contain variable costs such as common area maintenance, operating expenses, real estate taxes or other costs. Variable lease costs are expensed as incurred within "General and administrative expenses" in the Consolidated Statements of Operations. The Company's lease agreements generally do not contain any residual value guarantees or restrictive covenants.

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

The Company's primary operating leases consist of office space. The Company's leases have remaining terms of one to 12 years. As of December 31, 2024 and 2023, the Company had not entered into any finance leases. Refer to Note 9 — Leases for additional information.

Intangible Assets — Intangible assets are recorded at cost and amortized over the estimated life of each intangible asset, unless the estimated life is deemed to be indefinite. Acquired intangible assets are initially recorded at fair value using generally accepted valuation methods appropriate for the type of intangible asset. Intangible assets primarily consist of insurance policy renewal rights, internally developed software, trade names, non-compete agreements, and customer relationships, as well as indefinite lived state insurance licenses. Amortization is recorded using the straight-line method over the estimated life of the intangible asset as it approximates the pattern over which economic benefits are realized. Insurance policy renewal rights, internally developed software, trade names, non-compete agreements, and customer relationships are amortized over three to 25 years. The Company expenses internally developed software costs incurred during the preliminary project stage and, upon management approval, capitalizes direct development costs including the associated payroll and related costs for employees working on development, as well as outside contractor costs.

Goodwill — Goodwill represents the excess of the cost of a business combination over the fair value of net assets acquired, including identifiable intangible assets. Goodwill is not amortized, but is tested annually for impairment at the reporting unit level as of October 1 and between annual tests if indicators of potential impairment exist.

For reporting units with goodwill, the Company performs a qualitative analysis to determine whether it is more likely than not the fair value of the reporting unit is less than its carrying amount. When assessing goodwill for impairment, the Company's decision to perform a qualitative assessment for an individual reporting unit is based on a number of factors, including the carrying value of the reporting unit's goodwill, the amount of time in between quantitative fair value assessments, macro-economic conditions, industry and market conditions, and the operating performance of the reporting unit. If it is determined, based on qualitative factors, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, a quantitative impairment test is performed, in which the Company determines the estimated fair value of the reporting unit using a discounted cash flow analysis. This analysis requires significant judgment, including the estimation of future cash flows, which is dependent on internal forecasts, available industry and market data, the estimation of the long-term rate of growth for the reporting unit including expectations and assumptions regarding the impact of general economic conditions on the reporting unit, the estimation of the useful life over which cash flows will occur (including terminal multiples), the determination of the respective weighted average cost of capital, and market participant assumptions.

As of December 31, 2024, the Company has goodwill of $114.1 million, including $103.6 million attributable to the Marketplace reporting unit. The Company did not recognize any goodwill impairments during the years ended December 31, 2024, 2023, and 2022.

Impairment of Long-Lived Assets — The Company reviews all long-lived assets that have finite lives for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with ASC Topic 360, Impairment and Disposal of Long-Lived Assets ("ASC 360"). If it is determined the carrying amount of the asset (or asset group) is not recoverable, an impairment loss is recognized within operating expenses in the Consolidated Statements of Operations in the period in which such determination is made.

The determination of the recoverability of a long-lived asset (or asset group) is based on an estimate of the undiscounted cash flows resulting from the use of the asset (or asset group) and its eventual disposition. If the carrying value of the long-lived asset (or asset group) is not recoverable on an undiscounted cash flow basis, an impairment loss is recognized to the extent that the carrying value exceeds the fair value of the long-lived asset (or asset group). Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as necessary.

Losses Payable — Losses payable represents the amount due to insurance carriers by Hagerty Re for paid and billed losses as of the balance sheet date.

Provision for Unpaid Losses and Loss Adjustment Expenses — The provision for unpaid losses and loss adjustment expenses is the difference between management's estimate of the ultimate cost of losses and loss adjustment expenses incurred by Hagerty Re and the amount of paid losses as of the reporting date. These reserves reflect management's best estimate of unpaid losses related to both reported claims and IBNR claims, as well as processing and settlement expenses related to the claims.

Estimating the ultimate cost of claims and claims expenses is an inherently complex and subjective process that involves many variables and a high degree of judgment. Reserves are reviewed by management quarterly and periodically throughout the year by combining historical results and current actual results to calculate new development factors. When estimating reserves, the Company's actuarial reserving group utilizes several actuarial reserving methods which consider historical claim reporting patterns, claim cycle time, claim frequency and severity, claims settlement practices, adequacy of case reserves over time, seasonality, and current economic conditions. Because actual experience can differ from key assumptions used in estimating reserves, there may be significant variation in the development of reserves and the amount of actual losses and loss adjustment expenses ultimately paid in the future. The Company does not discount its provision for unpaid losses and loss adjustment expenses to reflect the time value of money. Any adjustments to the provision for losses and loss adjustment expenses, and any related reinsurance recoverables, are recognized in the Consolidated Statements of Operations in the period in which management makes the determination that an adjustment is required.

Refer to Note 13 — Provision for Unpaid Losses and Loss Adjustment Expenses for additional information regarding the methodologies used to estimate loss and loss adjustment expense reserves.

Advance Premiums and Due to Insurers — Advance premiums represents the aggregate amount of gross written premium received by the Company's MGA subsidiaries prior to the effective date of the underlying policies. After a policy becomes effective, the amount of premium owed to the insurance carrier, net of the commission earned by the Company, is recorded within Due to insurers.

Warrant Liabilities — Prior to the warrant exchange transaction that was completed in the third quarter of 2024, which resulted in the settlement of all outstanding warrants, the Company accounted for its warrants in accordance with ASC Topic 815, Derivatives and Hedging ("ASC 815"). The warrants did not meet the criteria for equity treatment and as such, were recorded as a liability at their fair value. The warrant liability was subject to remeasurement each reporting period with the change in fair value between reporting periods recorded within "Gain (loss) related to warrant liabilities, net" in the Consolidated Statements of Operations. Refer to Note 20 — Warrant Exchange for additional information related to the Warrant Exchange.

Revenue Recognition — The Company recognizes revenue under ASC Topic 606, Revenue from Contracts with Customers ("ASC 606"), ASC Topic 944, Financial Services — Insurance ("ASC 944"), and ASC Topic 310, Receivables ("ASC 310").

Commission and fee revenue

The Company's MGA subsidiaries earn commission and fee revenue primarily from the underwriting, sale, and servicing of collector car and enthusiast vehicle insurance policies written on behalf of insurance carriers. Approximately 93% of the Company's commission and fee revenue is earned through the policies sold by its U.S. MGAs on behalf of a subsidiary of Markel Group, Inc. ("Markel"), which is a related party. Refer to Note 24 — Related-Party Transactions for additional information.

The Company has identified the insurance carrier as its customer and determined that the transaction price is the estimated commissions to be received over the term of the policy. The transaction price is determined based on an estimate of premiums written, net of a constraint for policy changes and cancellations. These commissions and fees, including those paid via installment plan, are earned when the policy becomes effective, as the Company's performance obligation is substantially complete when the policy is issued, all rights are passed to the insured, and the obligation to pay a claim resides with the carrier.

Under the terms of the contracts with certain insurance carriers, the Company has the opportunity to earn a contingent underwriting commission ("CUC") based on the results of the book of business, including the level of written or earned premium and loss ratio. Each insurance carrier partner contract and related CUC is calculated independently. The CUCs represent a form of variable consideration associated with the placement of insurance coverage. Under ASC 606, the Company must estimate the amount of consideration that it will become entitled to receive during the calendar year such that a significant reversal of revenue is not probable. As such, CUCs are recognized as a contract asset within "Commissions receivable" on the Consolidated Balance Sheets in the period that the policy is issued using the applicable premium and payout factors based on the estimated loss ratio from the contract.

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

Membership, marketplace and other revenue

Subscription revenue is earned through HDC memberships, which are primarily bundled with the Company's insurance policies and give subscribers access to an array of products and services, including emergency roadside assistance, Hagerty Drivers Club Magazine, automotive enthusiast events, Hagerty's proprietary vehicle valuation tool, and special vehicle-related discounts. The Company also earns fee-based revenue from Hagerty Garage + Social memberships, which include storage services in addition to the HDC Member benefits. Revenue from the sale of HDC and storage memberships is recognized ratably over the period of the membership. The membership is treated as a single performance obligation to provide access to stated Member benefits over the life of the membership, which is currently one year.

The Company's marketplace business earns fee-based revenue primarily from the sale of collector cars and enthusiast vehicles through live auctions, time-based digital auctions, and brokered private sales. From time-to-time, the marketplace business also earns revenue from the sale of collector cars and enthusiast vehicles that have been acquired opportunistically and placed in inventory. In addition, the marketplace business also earns finance revenue from loans made to qualified collectors and businesses secured by their collector cars.

Fee-based marketplace revenue is recognized when the underlying sale is completed, which is generally upon the matching of a seller and buyer in a legally binding auction or private sale transaction. Revenue from the sale of inventory is recognized at the point in time when title and control of the car is transferred to the buyer, which is generally upon collection of the full purchase price. Finance revenue is recognized over time as earned based on the amount of the outstanding loan, the applicable interest rate on the loan, and the length of time the loan was outstanding during the period.

Lastly, other revenue includes sponsorship, admission, advertising, valuation, registration, and sublease income. Other revenue is recognized when the performance obligation for the related product or service is satisfied.

Contract Assets

Contract assets includes amounts due to the Company's MGA subsidiaries for CUCs earned, but not yet billed. Contract assets are recorded within "Commissions receivable" on the Consolidated Balance Sheets.

Contract Liabilities

Contract liabilities primarily includes payments received by the Company in advance of fulfilling its contractual performance obligations.

Contract Costs

The Company accounts for contract costs under ASC Topic 340, Other Assets and Deferred Costs, ("ASC 340"), which requires the capitalization of certain costs incurred to obtain or fulfill customer contracts. The Company's contract costs primarily relate to commission payments made by its MGA subsidiaries on new policy sales. These capitalized costs are amortized to "Sales expense" in the Consolidated Statements of Operations based on the average expected life of the underlying insurance policy and are included within "Other current assets" on the Consolidated Balance Sheets.

Refer to Note 2 — Revenue for additional information.

Advertising — Advertising and sales promotion costs are expensed the first time the advertising or sales promotion takes place. Advertising costs were $25.9 million, $25.5 million, and $27.8 million for the years ended December 31, 2024, 2023, and 2022, respectively, and are reflected as a component of "Sales expense" in the Consolidated Statements of Operations.

Income Taxes — With the exception of certain U.S. corporate and foreign subsidiaries, THG is taxed as a pass-through ownership structure under the Internal Revenue Code ("IRC") and a similar section of state income tax law. As such, any taxable income or loss generated by THG is passed through to and included in the taxable income or loss of THG unit holders, including Hagerty, Inc.

Hagerty, Inc. is taxed as a corporation and pays corporate federal, state and local taxes with respect to income allocated from THG. Hagerty, Inc., Hagerty Insurance Holdings, Inc., Broad Arrow, Hagerty Radwood, Inc., and various foreign subsidiaries are treated as taxable entities and income taxes are provided where applicable. Hagerty Insurance Holdings, Inc. files a consolidated tax return including its wholly owned corporate subsidiaries, Hagerty Re and Drivers Edge.

Where applicable, income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to: (i) differences between the financial statement carrying values and tax bases of assets and liabilities and (ii) operating loss and tax-credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Consolidated Statements of Operations in the period when the change is enacted.

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

Refer to Note 23 — Taxation for additional information.

Tax Receivable Agreement Liability — In connection with the business combination that formed Hagerty, Inc. in 2021, Hagerty, Inc. entered into a TRA with Hagerty Holding Corp. ("HHC") and Markel (together the "Legacy Unit Holders"). The TRA provides for payment to the Legacy Unit Holders of 85% of the U.S. federal, state and local income tax savings realized by Hagerty, Inc. as a result of the increases in tax basis and certain other tax benefits as outlined in the Business Combination Agreement upon the exchange of THG units and shares of Hagerty, Inc. Class V Common Stock for shares of Hagerty, Inc. Class A Common Stock or cash. The Business Combination Agreement is provided as Exhibit 2.1 to this Annual Report, which is incorporated by reference within Item 15. Exhibits, Financial Statement Schedules. In connection with the filing of its 2019 income tax return THG made an election under Section 754 of the IRC for each taxable year in which TRA exchanges occur. This election cannot be revoked without the permission of the IRS Commissioner and will be in place for any future exchange of THG units. The remaining 15% cash tax savings resulting from the basis adjustments will be retained by Hagerty, Inc.

In general, under the TRA, cash tax savings result in a year when the tax liability of Hagerty, Inc. for the year, computed without regard to the deductions attributable to the amortization of the basis increase and other deductions that arise in connection with the payment of the cash consideration under the TRA or the exchange of THG units and shares of Hagerty, Inc. Class V Common Stock for shares of Hagerty, Inc. Class A Common Stock, would be more than the tax liability for the year taking into account such deductions. Payments under the TRA will not be due until the Company produces taxable income and the resulting cash tax liability is reduced by deducting the amortization of the basis increase on a filed tax return. The payments under the TRA are expected to be substantial. The estimated value of the TRA is recorded in "Accounts payable, accrued expenses and other current liabilities" and "Other long-term liabilities" on the Consolidated Balance Sheets.

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

All of the effects of changes in any of the estimates after the date of the redemption or exchange are recorded within "Interest and other income (expense), net" in the Consolidated Statements of Operations.

Earnings Per Share — The Company calculates basic and diluted earnings per share ("EPS") in accordance with ASC Topic 260, Earnings Per Share ("ASC 260"). Basic EPS is calculated under the Two-Class Method using basic Net income available to Class A Common Stockholders divided by the weighted average number of shares of Class A Common Stock outstanding during the period. Diluted EPS is calculated using diluted Net income available to Class A Common Stockholders divided by the weighted average number of shares of Class A Common Stock outstanding during the period, adjusted to give effect to potentially dilutive securities.

The Company's potentially dilutive securities consist of (i) unvested share-based compensation awards, shares issuable under the employee stock purchase plan, and unexercised warrants (prior to completion of Warrant Exchange), with the dilutive effect calculated using the Treasury Stock Method, and (ii) non-controlling interest THG units and the Series A Convertible Preferred Stock, with the dilutive effect calculated using the more dilutive of the If-Converted Method and the Two-Class Method.

In periods in which the Company reports a net loss attributable to Class A Common Stockholders, diluted net loss per share attributable to Class A Common Stockholders would be equal to basic net loss per share since potentially dilutive shares of Class A Common Stock are not assumed to be issued if their effect is anti-dilutive.

Share-Based Compensation — The Company issues restricted stock units ("RSUs"), market condition performance restricted stock units ("PRSUs"), and performance condition PRSUs under the 2021 Stock Incentive Plan. Share-based compensation expense is measured at the grant date based upon the estimated fair value of the award and is recognized as expense over the applicable requisite service period of the award generally using the straight-line method. Forfeitures are recorded in the period in which they occur. Refer to Note 21 — Share-Based Compensation for additional information.

Self-Insurance — The Company has elected to self-insure certain costs related to U.S. employee health benefit and short-term disability programs. Costs resulting from self-insured losses are charged to expense when incurred. The Company has purchased insurance that limits its aggregate annual exposure for healthcare costs to approximately $17.9 million, $16.3 million, and $11.4 million for the years ended December 31, 2024, 2023, and 2022, respectively. Total expenses for healthcare claims incurred for the years ended December 31, 2024, 2023, and 2022 were approximately $13.6 million, $14.2 million, and $13.2 million, respectively. Healthcare claims are recorded within "Salaries and benefits" on the Consolidated Statements of Operations. As of December 31, 2024 and 2023, the Company has recorded approximately $1.6 million and $1.4 million as an estimate of IBNR claims, respectively. The amount of actual losses incurred could differ materially from the estimate reflected in these financial statements.

Postretirement Benefits — The Company offers postretirement benefits. In the U.S., the Company offers a 401(k) plan covering substantially all U.S. employees. The plan provides for 4.0% matching contributions. Contributions to the plan were $6.5 million, $6.0 million, and $6.2 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Recently Adopted Accounting Standards

Credit Losses — In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (ASC 326): Measurement of Credit Losses on Financial Instruments, which amends previously issued guidance regarding the impairment of financial instruments by creating an impairment model that is based on expected losses rather than incurred losses. This standard requires financial assets measured on the amortized cost basis to be presented at the net amount expected to be collected. The following financial assets held by the Company are within the scope of ASU No. 2016-13: (i) Accounts receivable, (ii) Premiums receivable, (iii) Commissions receivable, (iv) Notes receivable, and (v) certain fixed income securities. The amount of any required allowance for expected credit losses is determined utilizing historical loss rates, which are then adjusted, if necessary, for specific financial assets that are judged to have a higher-than-normal risk profile. Additional credit loss allowances may also be recorded after taking into account macro-economic and industry risk factors. For Notes receivable, to the extent necessary, the amount of any required allowance for credit losses takes into account the estimated realizable value of the collateral securing the loan. The Company adopted ASU No. 2016-13 on January 1, 2023 without a material effect on the Company's Consolidated Financial Statements and with no required cumulative-effect adjustment to "Accumulated earnings (deficit)" within the Consolidated Statements of Changes in Temporary Equity and Stockholders' Equity.

Segment Reporting — In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07 - Segment Reporting (ASC 280): Improvements to Reportable Segment Disclosures, which enables investors to better understand an entity's overall performance and assess potential future cash flows through improved reportable segment disclosure requirements. The amendments enhance disclosures about significant segment expenses, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. ASU 2023-07 is effective for annual periods beginning after December 15, 2023. The Company adopted ASU No. 2023-07 on January 1, 2024. The adoption of the standard did not result in any significant disclosure changes in the Notes to the Consolidated Financial Statements.

Accounting Standards Not Yet Adopted

Income Taxes — In December 2023, the FASB issued ASU No. 2023-09 - Income Taxes (ASC 740), Improvements to Income Tax Disclosures, which enhances the transparency and decision usefulness of income tax disclosures through changes to the rate reconciliation and income taxes paid information. ASU No. 2023-09 modifies the rules on income tax disclosures to require entities to disclose (i) specific categories in the rate reconciliation, (ii) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign), and (iii) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU No. 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. ASU No. 2023-09 is effective for annual periods beginning after December 15, 2024. Upon adoption, the Company will include the required additional disclosures in the Notes to the Consolidated Financial Statements.

Income Statement Expenses — In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (ASC 220-40), which enables investors to better understand an entity's performance, assessing an entity's prospects for future cash flows, and comparing an entity's performance over time and with that of other entities. The amendments primarily require entities to disaggregate, in the notes to financial statements, any relevant expense caption presented on the face of the income statement within continuing operations into the following required natural expense categories: purchases of inventory, employee compensation, depreciation, and intangible asset amortization. The new standard does not change the presentation of expense information on the face of the income statement. ASU 2024-03 is effective for annual periods beginning after December 15, 2026. The Company is still assessing the impact of ASU No. 2024-03 and upon adoption may be required to include certain additional disclosures in the Notes to the Consolidated Financial Statements.

2 — Revenue

Disaggregation of Revenue — The tables below present the Company's revenue by distribution channel, as well as a reconciliation to total revenue for the years ended December 31, 2024, 2023, and 2022. Commission and fee revenue and contingent commission revenue earned from the agent distribution channel includes revenue generated through the Company's insurance distribution partnerships, as well as its relationships with independent agents and brokers. Commission and fee revenue and contingent commission revenue earned from the direct distribution channel includes revenue generated by Hagerty's employee agents.

Under the Company's alliance agreement and associated agency agreement with Markel, the Company's MGA subsidiaries currently earn a base commission rate of approximately 37%, as well as an additional contingent underwriting commission ("CUC") that scales annually from -5% to a maximum of +5% of written premium, with 80% of the expected CUC paid monthly. Prior to 2024, the base commission rate was approximately 32% of written premium, with a CUC of up to 10%. This amendment resulted in a smaller proportion of total revenue being attributable to contingent commission revenue during the year ended December 31, 2024, when compared to the years ended December 31, 2023 and 2022.

	Year ended December 31, 2024
	Agent	Direct	Total

	in thousands
Commission and fee revenue	$210,052	$171,252	$381,304
Contingent commission revenue	23,228	18,708	41,936
Membership revenue	—	57,549	57,549
Marketplace revenue	—	46,360	46,360
Other revenue	—	21,607	21,607
Total revenue from customer contracts	233,280	315,476	548,756
Earned premium (recognized under ASC 944)			643,324
Finance revenue (recognized under ASC 310)			7,958
Total revenue			$1,200,038

	Year ended December 31, 2023
	Agent	Direct	Total

	in thousands
Commission and fee revenue	$158,354	$131,178	$289,532
Contingent commission revenue	42,408	33,572	75,980
Membership revenue	—	52,460	52,460
Marketplace revenue	—	23,665	23,665
Other revenue	—	21,796	21,796
Total revenue from customer contracts	200,762	262,671	463,433
Earned premium (recognized under ASC 944)			531,866
Finance revenue (recognized under ASC 310)			4,914
Total revenue			$1,000,213

	Year ended December 31, 2022
	Agent	Direct	Total

	in thousands
Commission and fee revenue	$133,584	$113,864	$247,448
Contingent commission revenue	32,899	26,891	59,790
Membership revenue	—	45,234	45,234
Marketplace revenue	—	12,828	12,828
Other revenue	—	18,385	18,385
Total revenue from customer contracts	166,483	217,202	383,685
Earned premium (recognized under ASC 944)			403,061
Finance revenue (recognized under ASC 310)			842
Total revenue			$787,588

The following tables present Hagerty's revenue disaggregated by geographic area, as well as a reconciliation to total revenue for the years ended December 31, 2024, 2023, and 2022:

	Year ended December 31, 2024
	U.S.	Canada	Europe	Total

	in thousands
Commission and fee revenue	$352,916	$22,361	$6,027	$381,304
Contingent commission revenue	41,490	1	445	41,936
Membership revenue	53,798	3,746	5	57,549
Marketplace revenue	44,356	595	1,409	46,360
Other revenue	19,243	687	1,677	21,607
Total revenue from customer contracts	511,803	27,390	9,563	548,756
Earned premium (recognized under ASC 944)				643,324
Finance revenue (recognized under ASC 310)				7,958
Total revenue				$1,200,038

	Year ended December 31, 2023
	U.S.	Canada	Europe	Total

	in thousands
Commission and fee revenue	$264,137	$20,597	$4,798	$289,532
Contingent commission revenue	75,810	—	170	75,980
Membership revenue	48,902	3,558	—	52,460
Marketplace revenue	22,323	950	392	23,665
Other revenue	19,699	644	1,453	21,796
Total revenue from customer contracts	430,871	25,749	6,813	463,433
Earned premium (recognized under ASC 944)				531,866
Finance revenue (recognized under ASC 310)				4,914
Total revenue				$1,000,213

	Year ended December 31, 2022
	U.S.	Canada	Europe	Total

	in thousands
Commission and fee revenue	$224,255	$19,142	$4,051	$247,448
Contingent commission revenue	59,664	—	126	59,790
Membership revenue	41,893	3,341	—	45,234
Marketplace revenue	12,693	58	77	12,828
Other revenue	16,443	708	1,234	18,385
Total revenue from customer contracts	354,948	23,249	5,488	383,685
Earned premium (recognized under ASC 944)				403,061
Finance revenue (recognized under ASC 310)				842
Total revenue				$787,588

Refer to Note 14 — Reinsurance for information regarding "Earned premium" recognized under ASC Topic 944, Financial Services - Insurance ("ASC 944").

Contract Assets and Liabilities — The following table is a summary of the Company's contract assets and liabilities as of December 31, 2024 and 2023.

	December 31,
	2024	2023

	in thousands
Contract assets	$15,860	$75,891
Contract liabilities	$47,239	$47,651

Contract assets, which are reported within "Commissions receivable" on the Consolidated Balance Sheets, primarily consists of CUC receivables, which are earned throughout the year and have historically been settled by a cash payment from the insurance carrier in the first quarter of the following year. As a result of its amended alliance agreement and associated agency agreement with Markel, beginning in 2024, 80% of the CUC receivables from Markel are now being settled monthly rather than on an annual basis. This amendment resulted in a significant decrease in the contract assets balance compared to the prior year.

Contract liabilities consist of cash collected in advance of revenue recognition and primarily includes the unrecognized portion of HDC membership fees, the unrecognized portion of the advanced commission payment received from State Farm Mutual Automobile Insurance Company ("State Farm"), and, to a much lesser extent, cash collected in advance of the completion of marketplace private sales.

Contract liabilities related to HDC membership fees and marketplace private sales have a duration of one year or less. For contracts that are long-term in nature, the Company recognized approximately $2.0 million of revenue during the year ended December 31, 2024, which represents revenue related to the advanced commission payment received from State Farm. Refer to Note 24 — Related-Party Transactions for additional information regarding the Company's master alliance agreement with State Farm.

3 — Investments

During the second quarter of 2024, the Company diversified its investment portfolio, purchasing fixed maturity securities and, to a much lesser extent, equity securities, with the fixed maturity securities classified as available-for-sale.

During the third quarter of 2024, in connection with the acquisition of Drivers Edge, the Company acquired additional fixed maturity securities, also classified as available-for-sale. Refer to Note 10 — Acquisitions for additional information related to the acquisition of Drivers Edge.

The Company also holds fixed maturity securities consisting of Canadian Sovereign, Provincial, and Municipal bonds. Prior to the second quarter of 2024, these investments were classified as held-to-maturity because the Company had the intent and ability to hold the investments to maturity. However, in the second quarter of 2024, these investments were reclassified as available-for-sale because management now intends to opportunistically sell bonds from this portfolio in connection with the diversification of the Company's investment portfolio. As a result of this reclassification, the Company recognized an unrealized loss of $0.2 million in the Consolidated Statements of Comprehensive Income in the second quarter of 2024.

As of December 31, 2024, all fixed maturity securities had an investment grade rating from at least one nationally recognized rating organization.

Available-for-sale investments

The following table summarizes the Company's available-for-sale investments as of December 31, 2024:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Fixed maturity securities:	in thousands
Corporate	$230,917	$1,226	$(954)	$231,189
U.S. Treasury	146,211	424	(760)	145,875
States and municipalities	31,543	134	(92)	31,585
Foreign	21,022	59	(24)	21,057
Asset-backed securities	23,625	175	(120)	23,680
Mortgage-backed securities	125,351	396	(1,445)	124,302
Total fixed maturity securities	$578,669	$2,414	$(3,395)	$577,688

On a quarterly basis, fixed maturity securities with unrealized losses are reviewed to determine whether the decline in fair value is attributable to a material credit loss. As of December 31, 2024, no credit loss allowance was recorded and all unrealized losses on available-for-sale fixed maturity securities were in such position for less than one year. It is management's intent to hold these investments to recovery, or maturity, if necessary, to recover the decline in valuation as prices accrete to par.

The following table summarizes the contractual maturities of the Company's available-for-sale investments as of December 31, 2024:

	Amortized Cost	Estimated Fair Value

	in thousands
Due in one year or less	$61,952	$62,118
Due after one year through five years	292,650	293,300
Due after five years through ten years	73,112	72,312
Due after ten years	1,979	1,975
Mortgage-backed and asset-backed securities	148,976	147,983
Total fixed maturity securities	$578,669	$577,688

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Held-to-maturity investments

The following table summarizes the fair value and related carrying amount of the Company's held-to-maturity investments as of December 31, 2023:

	Carrying Amount	Estimated Fair Value

	in thousands
Short-term	$10,946	$10,864
Long-term	5,526	5,398
Total	$16,472	$16,262

Net investment income

The following table presents the components of net investment income for the years ended December 31, 2024, 2023, and 2022:

	Year ended December 31,
	2024	2023	2022

Interest income:	in thousands
Cash and cash equivalents and restricted cash and cash equivalents	$22,080	$26,457	$6,460
Fixed maturity securities	17,395	447	149
Total interest income	39,475	26,904	6,609
Dividends on equity securities	98	—	—
Gross investment income	39,573	26,904	6,609
Investment expenses	(324)	—	—
Net investment income	$39,249	$26,904	$6,609

Net realized and unrealized gains (losses) on investments

The table below presents the components of pre-tax net investment gains (losses) included in Net income in the Consolidated Statements of Operations and the pre-tax change in net unrealized gains (losses) included in the Consolidated Statements of Comprehensive Income for the year ended December 31, 2024. The gross amounts of realized investment gains and losses on fixed maturity securities were not material to the Consolidated Financial Statements and are presented on a net basis in the table below.

Year ended December 31, 2024

Fixed maturity securities:	in thousands
Net realized investment gains (losses)	$927
Equity securities:
Total change in fair value of equity securities	1,296
Net investment gains (losses)	$2,223
Change in net unrealized gains (losses) on available-for-sale investments included in Other comprehensive income (loss):
Fixed maturity securities	$(981)

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

Interest rate swap

In December 2020, the Company entered into an interest rate swap with an original notional amount of $35.0 million, a fixed swap rate of 0.81%, and a maturity date in December 2025. The interest rate swap was designated as a cash flow hedge and the Company formally documented the relationship between the interest rate swap and its variable rate borrowings, as well as its risk management objective and strategy for undertaking the hedge transaction. The Company also assessed whether the interest rate swap was highly effective in offsetting variability in the cash flows of its variable rate borrowings. The hedge was deemed highly effective at inception and on an ongoing basis; therefore, any changes in fair value were recorded within "Change in unrealized gain (loss) on interest rate swap" in the Consolidated Statements of Comprehensive Income. The differential paid or received on the interest rate swap agreement was recognized as an adjustment to interest expense within "Interest and other income (expense), net" in the Consolidated Statements of Operations.

As of December 31, 2023, the interest rate swap was in an asset position and had a fair value of $2.2 million, which was recorded within "Other long-term assets" on the Consolidated Balance Sheets. The interest rate swap was classified as Level 2 within the fair value hierarchy. The significant inputs used to determine the fair value of the interest rate swap, such as the Secured Overnight Financing Rate ("SOFR") forward curve, are considered observable market inputs.

In the second quarter of 2024, the Company reduced its borrowings under the JPM Credit Facility (as defined in Note 17 — Long-Term Debt) below the $35.0 million notional amount of the interest rate swap and, as a result, the interest rate swap was settled prior to its maturity date. In connection with the settlement of the interest rate swap, the Company received $2.3 million in cash proceeds and recognized a $2.3 million gain in the second quarter of 2024 within "Interest and other income (expense), net" in the Consolidated Statements of Operations, with a corresponding amount reclassified from Accumulated other comprehensive income (loss).

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

In the third quarter of 2024, the Company completed the Warrant Exchange, which resulted in the settlement of all outstanding warrants. Refer to Note 20 — Warrant Exchange for additional information related to the Warrant Exchange.

Summary of assets and liabilities measured at fair value

The fair values of the Company's financial assets and liabilities as of December 31, 2024 and December 31, 2023 are shown in the following tables:

	Estimated Fair Value as of December 31, 2024
	Total	Level 1	Level 2	Level 3

	in thousands
Financial Assets
Investments:
Corporate	$231,189	$—	$231,189	$—
U.S. Treasury	145,875	—	145,875	—
States and municipalities	31,585	—	31,585	—
Foreign	21,057	—	21,057	—
Asset-backed securities	23,680	—	23,680	—
Mortgage-backed securities	124,302	—	124,302	—
Common stocks	11,839	11,839	—	—
Total	$589,527	$11,839	$577,688	$—

	Estimated Fair Value as of December 31, 2023
	Total	Level 1	Level 2	Level 3

	in thousands
Financial Assets
Fixed maturity securities, held to maturity:
Foreign	$16,262	$—	$16,262	$—
Interest rate swap	2,234	—	2,234	—
Total	$18,496	$—	$18,496	$—

Financial Liabilities
Public Warrants	$9,488	$9,488	$—	$—
Private Warrants	476	—	—	476
Underwriter Warrants	53	—	—	53
OTM Warrants	3,981	—	—	3,981
PIPE Warrants	20,020	—	—	20,020
Total	$34,018	$9,488	$—	$24,530

The following table presents a reconciliation of the Company's warrant liabilities that are classified as Level 3 within the fair value hierarchy for the years ended December 31, 2024 and 2023:

	Private Warrants	Underwriter Warrants	OTM Warrants	PIPE Warrants	Total

	in thousands
Balance at December 31, 2022	$673	$75	$4,706	$27,227	$32,681
Change in fair value of warrant liabilities	(197)	(22)	(725)	(7,207)	(8,151)
Balance at December 31, 2023	$476	$53	$3,981	$20,020	$24,530
Change in fair value of warrant liabilities	55	5	546	4,056	4,662
Warrant Exchange (see Note 20)	(531)	(58)	(4,527)	(24,076)	(29,192)
Balance at December 31, 2024	$—	$—	$—	$—	$—

5 — Notes Receivable

BAC provides financing solutions to qualified collectors and businesses by structuring loans secured by collector cars. The loans underwritten by BAC include term loans and short-term bridge financings. The loans underwritten by BAC are recorded on the Consolidated Balance Sheets within "Notes receivable".

Loans carry either a fixed or variable rate of interest and typically require periodic interest payments over the life of the loan with the principal amount due at maturity. Loans have an initial maturity of up to two years, often with an option for the borrower to renew for one year increments, provided the borrower remains in good standing, including maintaining a specified targeted LTV ratio for the loan. As of December 31, 2024, the loans underwritten by BAC were classified as Level 3 within the fair value hierarchy, with the carrying values of the loans approximating their fair values due to the relatively short-term maturities and the variable interest rates associated with most loans.

Beginning in December 2023, the lending activities of BAC are funded, in part, with borrowings drawn from the BAC Credit Facility, with the remainder funded by the Company's available liquidity. Prior to December 2023, the lending activities of BAC were funded primarily by the Company's available liquidity. Refer to Note 17 — Long-Term Debt for additional information regarding the BAC Credit Facility.

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

Management considers the valuation of the underlying collateral and the LTV ratio to be the two most critical credit quality indicators for the loans made by BAC. In estimating the value of the underlying collateral for BAC's loans, management utilizes its expertise in the collector car market and considers an array of factors impacting the current and expected sale value of each car including the year, make, model, mileage, history, and in the case of classic cars, the provenance, quality of restoration (if applicable), the originality of the body, chassis, and mechanical components, and comparable market transaction values.

The repayment of BAC's loans can be adversely impacted by a borrower's deteriorating financial circumstances, a decline in the collector car market in general or in the value of the collateral, which may be concentrated within certain marques, vintages, or types of cars. In addition, in situations when BAC's claim on the collateral is subject to a legal dispute, the ability to realize proceeds from the collateral may be limited or delayed.

As of December 31, 2024, BAC's net notes receivable balance was $57.0 million, of which $45.4 million was classified within current assets and $11.6 million was classified within long-term assets on the Consolidated Balance Sheets. As of December 31, 2023, BAC's net notes receivable balance was $52.9 million, of which $35.9 million was classified within current assets and $17.0 million was classified within long-term assets on the Consolidated Balance Sheets. The classification of a loan as current or long-term is based on the contractual maturity date of the loan as of the balance sheet date.

The table below provides the aggregate LTV ratio for BAC's loan portfolio as of December 31, 2024 and 2023:

	December 31,
	2024	2023

	in thousands
Secured loans	$56,972	$52,914
Estimate of collateral value	$95,778	$108,496
Aggregate LTV ratio	59.5%	48.8%

As of December 31, 2024, two borrowers each had loan balances that exceeded 10% of the total loan portfolio. These loans total $18.3 million, representing 32% of the total loan portfolio. The collateral related to these loans was $32.3 million, resulting in an aggregate LTV ratio of 57%.

Management considers a loan to be past due when an interest payment is not paid within 10 business days of the monthly due date, or if the principal amount is not repaid by the contractual maturity date. Typically, a loan becomes past due only for a short period of time during which the loan is renewed or collateral is sold to satisfy the borrower's obligations. As of December 31, 2024 and 2023, the amount of past due principal and interest payments was not material.

A non-accrual loan is a loan for which future finance revenue is not recorded due to management's determination that it is probable that future interest on the loan will not be collectible. When a loan is placed on non-accrual status, any accrued interest receivable deemed not collectible is reversed against finance revenue. Any cash receipts subsequently received on non-accrual loans are first applied to reduce the recorded principal balance of the loan, with any proceeds in excess of the principal balance then applied to interest and expenses owed by the borrower. As of December 31, 2024 and 2023, there were no non-accrual loans.

As of December 31, 2024 and 2023, the allowance for expected credit losses related to the BAC loan portfolio was not material based on management's quarterly risk assessment, which takes into consideration a number of factors including the level of historical losses for similar loans, the quality of the collateral, the low LTV ratio of the loans, management's overall assessment of the current circumstances and risks related to each loan, and, to a lesser extent, the circumstances related to each borrower.

6 — Deferred Acquisition Costs

The following table presents a reconciliation of the changes in deferred acquisition costs for the years ended December 31, 2024, 2023, and 2022:

	December 31,
	2024	2023	2022

	in thousands
Deferred acquisition costs as of January 1,	$141,637	$107,342	$81,535
Acquisition costs deferred, net	316,548	286,100	216,957
Amortization of acquisition costs, net	(301,719)	(251,805)	(191,150)
Deferred acquisition costs as of December 31,	$156,466	$141,637	$107,342

7 — Other Assets

As of December 31, 2024 and 2023, other assets, current and long-term, consisted of:

	December 31,
	2024	2023

	in thousands
Prepaid SaaS implementation costs	$41,110	$21,941
Prepaid sales, general and administrative expenses	20,134	21,300
Deferred reinsurance premiums ceded	18,521	10,474
Inventory (1)	18,484	5,038
Reinsurance recoverable	11,927	2,783
Other investments	10,312	4,363
Contract costs	9,399	8,851
Accrued investment income	4,827	104
Deferred financing costs	3,489	5,053
Other	9,464	7,419
Other assets	$147,667	$87,326

(1)    Inventory primarily includes vehicles owned by Broad Arrow that have been purchased for resale purposes.

As of December 31, 2024, Other primarily included $2.5 million of collector vehicle investments, $2.2 million related to capitalized digital media content, and a $2.0 million tax receivable. As of December 31, 2023, Other primarily included $2.7 million of collector vehicle investments, $2.2 million related to capitalized digital media content, and the $2.2 million fair value of an interest rate swap.

8 — Property and Equipment

As of December 31, 2024 and 2023, property and equipment consisted of:

	December 31,
	2024	2023

	in thousands
Land and land improvements	$421	$930
Buildings	1,200	1,200
Leasehold improvements	8,518	9,005
Furniture and equipment	12,873	12,212
Computer equipment and software	21,663	20,922
Automobiles	877	697
Total property and equipment	45,552	44,966
Less: accumulated depreciation	(27,347)	(24,202)
Property and equipment, net	$18,205	$20,764

Property and equipment depreciation expense was $5.9 million, $6.2 million, and $6.6 million for the years ended December 31, 2024, 2023, and 2022, respectively.

9 — Leases

The following table summarizes the components of the Company's operating lease expense for the years ended December 31, 2024, 2023, and 2022:

	Year ended December 31,
	2024	2023	2022

	in thousands
Operating lease expense (1)	$8,053	$11,681	$10,737
Short-term lease expense (1)	125	378	187
Variable lease expense (1) (2)	3,445	4,307	3,943
Sublease revenue (3)	(1,283)	(704)	(156)
Lease cost, net	$10,340	$15,662	$14,711

(1)    Classified within "General and administrative expenses" on the Consolidated Statements of Operations.
(2)    Amounts include payments for maintenance, taxes, insurance, and payments affected by the CPI.
(3)    Classified within "Membership, marketplace and other revenue" on the Consolidated Statements of Operations.

The following tables summarize supplemental balance sheet information related to operating leases as of December 31, 2024 and 2023:

	December 31,
	2024	2023

	in thousands
Operating lease ROU assets	$44,485	$50,515

Current lease liabilities (1)	6,715	6,500
Long-term lease liabilities	43,178	50,459
Total operating lease liabilities	$49,893	$56,959

	December 31,
	2024	2023

	in thousands
ROU assets obtained in exchange for new operating lease liabilities	$1,317	$632
Weighted average lease term	8.23	9.01
Weighted average discount rate	5.0%	4.8%

(1)    Current lease liabilities are recorded within "Accounts payable, accrued expenses and other current liabilities" on the Consolidated Balance Sheets.

The following table summarizes information about the amount and timing of the Company's future operating lease commitments as of December 31, 2024:

in thousands
2025	$9,018
2026	8,330
2027	7,944
2028	7,906
2029	6,097
Thereafter	22,107
Total lease payments	61,402
Less: imputed interest	(11,509)
Total lease liabilities	$49,893

10 — Acquisitions

Consolidated National Insurance Company Acquisition

On September 1, 2024, the Company's subsidiary, Hagerty Insurance Holdings, Inc., acquired all of the issued and outstanding capital stock of Consolidated National Insurance Company, which was subsequently renamed Drivers Edge, for a purchase price of $19.3 million, including $0.9 million in direct and incremental transaction costs. The acquisition of Drivers Edge was accounted for as an asset acquisition with the $19.3 million purchase price allocated to approved state licenses ($11.3 million), cash and cash equivalents ($3.9 million), restricted fixed maturity securities ($3.7 million), and restricted cash and cash equivalents ($0.4 million).

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

In August 2022, the Company acquired the remaining 60% of Broad Arrow from the former Broad Arrow shareholders in exchange for equity consideration consisting of shares of the Company's Class A Common Stock and THG units (the "Broad Arrow Acquisition"). The number of Class A Common Stock shares and THG units issued was calculated using a 20-day volume weighted average stock price of the Class A Common Stock prior to the closing date on August 16, 2022. The fair value of the purchase consideration of $73.3 million was calculated based on the Class A Common Stock price of $13.47 as of the closing date. As a result of the Broad Arrow Acquisition, the Company and Broad Arrow are further leveraging their respective offerings to continue to build the Company's marketplace.

Fair Value of Consideration Transferred

The following table summarizes the fair value of Broad Arrow as of the date of the acquisition:

in thousands
Total equity consideration	$73,253
Fair value of previously held equity interest in Broad Arrow (1)	48,309
Total consideration and value to be allocated to net assets	$121,562

(1)    The Broad Arrow Acquisition was accounted for as a step acquisition. Accordingly, the Company remeasured its existing 40% equity interest in Broad Arrow immediately prior to the completion of the acquisition to its estimated fair value of $48.3 million. This fair value was derived from the Hagerty, Inc. Class A Common Stock price of $13.47 as of the closing date and thus represents a Level 1 fair value measurement. As a result of the remeasurement, the Company recorded a net gain of $34.7 million in the third quarter of 2022, representing the excess of the $48.3 million estimated fair value of its existing 40% equity interest over its closing date carrying value of $13.6 million.

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

(1)    Broad Arrow makes loans secured by collector cars. The fair value of the acquired loans approximated their carrying value due to the relatively short-term maturities and market rates of interest associated with most of the loans. Refer to Note 5 — Notes Receivable for additional information.
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

The excess of the purchase consideration over the aggregate estimated fair values of identifiable assets acquired, net of liabilities assumed, was recorded as goodwill within the Marketplace reporting unit. The goodwill is primarily a result of the expected enhancement of the Company's marketplace through Broad Arrow's platform which allows automotive enthusiasts to buy, sell, and finance collector cars and enthusiast vehicles, as well as Broad Arrow's assembled workforce and various other factors.

The acquisition of Broad Arrow was not material to the Company's Consolidated Statements of Operations. Therefore, pro forma results of operations related to this acquisition have not been presented. Following the Broad Arrow Acquisition, the financial statements of Broad Arrow are consolidated into the Company's Consolidated Financial Statements.

Speed Digital Acquisition

In April 2022, Hagerty acquired Speed Digital LLC ("Speed Digital") for a purchase price of $15.0 million. The Company paid $7.5 million at closing with an additional two annual installments of $3.75 million paid in each of 2023 and 2024. Speed Digital was previously wholly owned indirectly by Robert Kauffman, a member of the Company's Board of Directors (the "Board"), who received 100% of the proceeds of the purchase price. Speed Digital operates a SaaS business primarily serving collector car dealers and auction houses, and an advertising and content syndication platform, which includes Motorious.com. The Company acquired Speed Digital to enhance and grow its marketplace by establishing relationships with their dealer partners; augmenting the Company's automotive intelligence data; and allowing Motorious.com to drive audience engagement, content distribution, and advertising revenue.

11 — Divestitures

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

As a result of the joint venture termination, the Company recognized a loss of $2.9 million in the third quarter of 2023, representing the difference between the fair value of the approximately 20% equity interest in MHH received by HV and the carrying value of the equity interests distributed to H3. The fair value of the approximately 20% equity interest received by MHH is a Level 3 fair value measurement and was determined using a combination of a discounted cash flow model and the adjusted book value method. This loss is recorded within "Gains, losses, and impairments related to divestitures" on the Company's Consolidated Statements of Operations.

Immediately prior to the joint venture termination, MHH entered into an agreement to terminate the real estate lease held by the Culver City, California location of Hagerty Garage + Social. In connection with this lease termination agreement, MHH paid a termination fee funded by the Company and H3 in exchange for the extinguishment of its remaining obligations under the lease. As a result of this lease termination, the Company recognized a loss of $0.6 million in the third quarter of 2023, consisting of the lease termination fee paid to the landlord, partially offset by the net effect of the derecognition of the assets and liabilities related to the lease. This loss is reported within "Gains, losses, and impairments related to divestitures" on the Company's Consolidated Statements of Operations. Following this lease termination, MHH no longer operates a Hagerty Garage + Social location in Culver City, California.

Hagerty DriveShare

In the third quarter of 2023, THG entered into an agreement to sell Hagerty DriveShare, LLC ("DriveShare"), a peer-to-peer rental platform for collector vehicles, to a third party. The sale was completed on October 9, 2023. The Company recognized a $0.4 million loss related to this sale in the third quarter of 2023, which was recorded within "Gains, losses, and impairments related to divestitures" on the Company's Consolidated Statements of Operations.

Motorsport Reg

In the second quarter of 2024, THG entered into an agreement to sell substantially all of the assets and liabilities of MSR, a motorsport membership, licensing and event online management system, to a third party. The material elements of the sale consideration include a fixed purchase price and a contingent payment opportunity, based on future performance. The Company recognized a $0.1 million gain related to the sale of MSR in the second quarter of 2024, which was recorded within "Gains, losses, and impairments related to divestitures" on the Company's Consolidated Statements of Operations.

12 — Goodwill and Intangible Assets

Goodwill

The following is a reconciliation of changes in the Company's goodwill for the years ended December 31, 2024 and 2023:

	December 31,
	2024	2023

	in thousands
Goodwill as of January 1,	$114,214	$115,041
Divestitures	(22)	(846)
Effect of foreign currency translation	(69)	19
Goodwill as of December 31,	$114,123	$114,214

Refer to Note 11 — Divestitures for additional information related to divestitures, which resulted in the derecognition of goodwill during the years ended December 31, 2024 and 2023.

Intangible Assets

The cost and accumulated amortization of intangible assets as of December 31, 2024 and 2023 are as follows:

	December 31, 2024
	Weighted average useful life	Gross carrying amount	Accumulated amortization	Net carrying amount

		in thousands
Internally developed software	3.3	$136,235	$(82,903)	$53,332
Renewal rights	9.9	19,187	(8,458)	10,729
Trade names and trademarks	14.1	12,061	(3,393)	8,668
State licenses (1)	Indefinite	11,263	—	11,263
Relationships and customer lists	15.4	7,975	(1,896)	6,079
Other	4.2	1,065	(1,029)	36
Total intangible assets		$187,786	$(97,679)	$90,107

(1)    Represents approved state licenses related to the acquisition of Drivers Edge. Refer to Note 10 — Acquisitions for additional details.

	December 31, 2023
	Weighted average useful life	Gross carrying amount	Accumulated amortization	Net carrying amount

		in thousands
Internally developed software	3.4	$126,972	$(66,186)	$60,786
Renewal rights	10.0	20,226	(6,792)	13,434
Trade names and trademarks	14.0	12,541	(2,396)	10,145
Relationships and customer lists	15.7	8,876	(1,581)	7,295
Other	4.4	1,445	(1,181)	264
Total intangible assets		$170,060	$(78,136)	$91,924

Intangible asset amortization expense was $26.7 million, $28.6 million, and $21.8 million for the years ended December 31, 2024, 2023, and 2022, respectively.

Estimated future aggregate amortization expense related to intangible assets as of December 31, 2024 is as follows:

in thousands
2025	$23,782
2026	18,067
2027	14,590
2028	8,439
2029	4,561
Thereafter	9,405
Total	$78,844

13 — Provision for Unpaid Losses and Loss Adjustment Expenses

The following table presents Hagerty Re's provision for unpaid losses and loss adjustment expenses as of December 31, 2024 and 2023:

	December 31,
	2024	2023

	in thousands
Outstanding losses reported	$94,489	$84,651
IBNR	68,234	49,621
Net reserves for unpaid losses and loss adjustment expenses	162,723	134,272
Reinsurance recoverable on unpaid losses and loss adjustment expenses	5,769	2,235
Gross reserves for unpaid losses and loss adjustment expenses	$168,492	$136,507

The following table presents a reconciliation of the beginning and ending provision for unpaid losses and loss adjustment expenses related to Hagerty Re, net of amounts recoverable from various reinsurers:

	Year ended December 31,
	2024	2023	2022

	in thousands
Gross reserves for unpaid losses and loss adjustment expenses, beginning	$136,507	$111,741	$74,869
Less: Reinsurance recoverable on unpaid losses and loss adjustment expenses	2,235	843	—
Net reserves for unpaid losses and loss adjustment expenses, beginning	134,272	110,898	74,869
Incurred losses and loss adjustment expenses:
Current accident year	299,918	228,358	186,478
Prior accident years	(1,325)	(7,700)	(4,076)
Total incurred losses and loss adjustment expenses	298,593	220,658	182,402
Payments:
Current accident year	186,267	138,263	109,555
Prior accident years	83,660	59,128	36,803
Total payments	269,927	197,391	146,358
Effect of foreign currency rate changes	(215)	107	(15)
Net reserves for unpaid losses and loss adjustment expenses, ending	162,723	134,272	110,898
Reinsurance recoverable on unpaid losses and loss adjustment expenses	5,769	2,235	843
Gross reserves for unpaid losses and loss adjustment expenses, ending	$168,492	$136,507	$111,741

Losses and loss adjustment expenses for the year ended December 31, 2024 includes $23.0 million of pre-tax losses related to Hurricane Helene and $3.7 million of pre-tax losses related to Hurricane Milton.

During the year ended December 31, 2024, accident years 2017 through 2022 developed favorably by $4.3 million primarily due to better than expected loss development in U.S. auto physical damage claims. This favorable development was partially offset by $3.0 million of adverse development for the 2023 accident year due to the reevaluation and adjustment of certain actuarial assumptions based on observed trends.

Reserving Methodology

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

When estimating reserves, the Company's actuarial reserving group utilizes several actuarial reserving methods which consider historical claim reporting patterns, claim cycle time, claim frequency and severity, claims settlement practices, adequacy of case reserves over time, seasonality, and current economic conditions. Reserve estimates produced by various actuarial reserving methods are further analyzed to determine the actuarial central estimate which represents the expected value over the range of reasonably possible outcomes.

The factors considered by management in estimating the provision for unpaid losses and loss adjustment expenses as of December 31, 2024 and 2023 include the following:

•the views of the Company's actuaries;
•historical trends in claim frequency and severity, including the impacts of adverse weather-related events;
•changes in claim cycle time and claim settlement practices;
•observed industry trends;
•the changing mix of business due to the large growth in modern collectible cars which carry a different risk profile than the risks associated with collector cars;
•inflation or deflation;
•retention limits under current catastrophe and treaty reinsurance programs; and
•legislative and judicial changes in the jurisdictions in which the Company operates.
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

The following table presents a summary of total reserves for losses and loss adjustment expenses by line of business for the periods specified below:

	December 31,
	2024	2023

	in thousands
Gross reserves for unpaid losses and loss adjustment expenses
Auto	$168,433	$136,294
Marine	59	213
Total gross reserves for unpaid losses and loss adjustment expenses	$168,492	$136,507

Reinsurance recoverable on unpaid losses and loss adjustment expenses
Auto	$5,769	$2,235
Marine	—	—
Total reinsurance recoverable on unpaid losses and loss adjustment expenses	$5,769	$2,235

Net reserves for unpaid losses and loss adjustment expenses
Auto	$162,664	$134,059
Marine	59	213
Total net reserves for unpaid losses and loss adjustment expenses	$162,723	$134,272

The following table presents auto insurance incurred losses and loss adjustment expenses, by accident year, undiscounted and net of reinsurance recoveries:

						Reserves for Losses and Loss Adjustment Expenses Incurred But Not Reported	Cumulative Number of Reported Claims
	Reporting Years Ended December 31,
Accident Year	2020*	2021*	2022*	2023*	2024	As of December 31, 2024

	dollars in thousands
2020	$90,110	$86,608	$85,111	$84,311	$84,162	$900	27,225
2021		131,643	129,259	125,634	125,434	811	35,501
2022			186,073	182,783	179,096	3,408	39,427
2023				228,071	231,209	9,260	42,231
2024					299,766	53,563	41,316
Total					919,667	67,942	185,700
Cumulative paid losses and loss adjustment expenses from the table below					(758,059)	—
Reserves for losses and loss adjustment expenses before 2020, net of reinsurance					1,271	261
Effect of foreign currency rate changes					(215)	—
Reserves for losses and loss adjustment expenses, undiscounted and net of reinsurance					$162,664	$68,203

The following table presents auto insurance cumulative paid losses and loss adjustment expenses by accident year:

	As of December 31,
Accident Year	2020*	2021*	2022*	2023*	2024

	in thousands
2020	$53,167	$73,402	$78,079	$80,656	$82,099
2021		75,933	105,475	114,884	120,094
2022			109,255	155,157	167,200
2023				138,102	202,501
2024					186,165
Total					$758,059

*    Unaudited required supplemental information.

The following table presents supplementary information about average historical claims duration as of December 31, 2024 based on the cumulative incurred and paid losses and allocated loss adjustment expenses presented above.

	Average Annual Percentage of Payout of Incurred Claims by Age (in Years), Net of Reinsurance (Unaudited)
Years	Year 1	Year 2	Year 3	Year 4	Year 5
Auto Insurance	61.3%	25.1%	6.2%	3.2%	1.8%

14 — Reinsurance

The following table presents Hagerty Re's total premiums assumed and ceded on a written and earned basis for the years ended December 31, 2024, 2023, and 2022:

	Year ended December 31,
	2024	2023	2022

	in thousands
Premiums written:
Assumed	$726,971	$636,366	$474,294
Ceded	(50,541)	(33,070)	(10,749)
Net	$676,430	$603,296	$463,545

Premiums earned:
Assumed	$685,763	$554,553	$414,030
Ceded	(42,439)	(22,687)	(10,969)
Net	$643,324	$531,866	$403,061

The following table presents gross, ceded, and net losses and loss adjustment expenses incurred for the years ended December 31, 2024, 2023, and 2022:

	Year ended December 31,
	2024	2023	2022

	in thousands
Gross losses and loss adjustment expenses	$313,377	$222,895	$187,754
Ceded losses and loss adjustment expenses	(14,784)	(2,237)	(5,352)
Net losses and loss adjustment expenses	$298,593	$220,658	$182,402

Ceded Reinsurance

Hagerty Re purchases catastrophe reinsurance to protect its capital from large catastrophic events and to provide earnings protection and stability. Hagerty Re renegotiated its catastrophe reinsurance coverage effective January 1, 2025, with terms and limits similar to 2024. The 2025 catastrophe reinsurance program for accounts with total insured values ("TIV") of up to $5.0 million affords coverage in excess of a per event retention of $28.0 million in two layers; $27.0 million excess of $28.0 million, and $50.0 million excess of $55.0 million. Additionally, Hagerty Re purchases semi-automatic facultative reinsurance to cede a portion of the physical damage exposure related to certain vehicles.

Beginning in 2023, Hagerty Re had quota share agreements with various reinsurers to cede 70% of its physical damage exposure on U.S. accounts written or renewed with TIV equal to or greater than $5.0 million ("High-Net-Worth Accounts"). These High-Net-Worth Accounts are assumed 100% from a wholly owned subsidiary of Markel. Effective January 1, 2024, Hagerty Re began ceding 100% of its High-Net-Worth Accounts physical damage exposure via quota share agreements with various reinsurers. Some of the reinsurers involved in these quota share agreements are related parties. Refer to Note 24 — Related-Party Transactions for additional information.

Hagerty Re receives ceding commissions related to premiums ceded under reinsurance contracts related to High-Net-Worth Accounts. Ceding commissions are recognized ratably over the terms of the related policies, which are generally 12 months, and are recorded within "Ceding commissions, net" in the Company's Consolidated Statements of Operations. Deferred portions of ceding commissions received are included in "Deferred acquisition costs, net" on the Company's Consolidated Balance Sheets.

Reinsurance Recoverables

The following table presents the reinsurance recoverable on paid and unpaid losses and loss adjustment expenses as of December 31, 2024 and 2023:

	December 31,
	2024	2023

	in thousands
Reinsurance recoverable on paid losses and loss adjustment expenses	$6,158	$548
Reinsurance recoverable on unpaid losses and loss adjustment expenses	5,769	2,235
Total reinsurance recoverable	$11,927	$2,783

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

15 — Statutory Capital and Surplus

Hagerty Re

Dividend Restrictions — Under Bermuda law, Hagerty Re is prohibited from declaring or issuing a dividend if it fails to meet its minimum solvency margin or minimum liquidity ratio. Prior approval from the Bermuda Monetary Authority ("BMA") is also required if Hagerty Re's proposed dividend payments would exceed 25% of its prior year-end total statutory capital and surplus. The amount of dividends which could be paid in 2025 without prior BMA approval is $67.9 million.

Capital Restrictions — In Bermuda, Hagerty Re is subject to the Bermuda Solvency Capital Requirement ("BSCR"), which is administered by the BMA. No regulatory action is taken by the BMA if an insurer’s capital and surplus is equal to or in excess of its enhanced capital requirement, as determined by the BSCR model. In addition, the BMA has established a target capital level for each insurer, which is 120% of the enhanced capital requirement. Hagerty Re maintained sufficient statutory capital and surplus to comply with the BCSR as of December 31, 2024.

Statutory Financial Information — Hagerty Re prepares its statutory financial statements in conformity with the accounting principles set forth in the Bermuda Insurance Act 1978, amendments thereto and related regulations. As of December 31, 2024 and 2023, the general business statutory capital and surplus of Hagerty Re was $271.5 million and $218.3 million, respectively. Statutory capital and surplus as of December 31, 2024 included $24.5 million of "Other Fixed Capital" represented by the State Farm Term Loan to Hagerty Re (as defined in Note 17 — Long-Term Debt). The general business statutory Net income of Hagerty Re was $53.1 million, $62.3 million, and $24.4 million for the years ended December 31, 2024, 2023, and 2022, respectively.

Drivers Edge

Dividend Restrictions — Drivers Edge is subject to the dividend restrictions set forth by the Colorado Division of Insurance (the "CDOI"). The CDOI limits the distribution of dividends to stockholders by property and casualty insurance companies in any year, without prior regulatory approval, to the lessor of (i) 10% of policyholders' surplus of the previous year-end, or (ii) net income for the prior year, minus realized capital gains, and minus any extraordinary dividends paid in the preceding twelve months. No dividends can be paid in 2025 without prior CDOI approval, as Drivers Edge is in a statutory net loss position for the year ended December 31, 2024.

Capital Restrictions — Drivers Edge is subject to National Association of Insurance Commissioners ("NAIC") Risk-Based Capital ("RBC") requirements, as adopted by the CDOI. The RBC requirements impose minimum statutory capital levels on insurance companies to ensure solvency for their policyholders. As of December 31, 2024, Drivers Edge exceeded its minimum statutory capital levels by $1.8 million.

Statutory Financial Information — In the U.S., state insurance laws and regulations prescribe accounting practices for determining statutory Net income and Capital and Surplus for insurance companies. The CDOI has adopted the NAIC accounting practices as the basis of its Statutory Accounting Practices ("SAP"). No differences exist between the CDOI and NAIC guidance. Drivers Edge's statutory capital and surplus was $7.1 million for the year ended December 31, 2024. Statutory net loss was $3.0 million for the year ended December 31, 2024.

16 — Restructuring, Impairment and Related Charges

In 2022, management approved an initiative to increase operational efficiencies and flexibility by transitioning to a "remote first" work model for employees. This initiative primarily included the rationalization of the Company's office space throughout the U.S., Canada, and the United Kingdom ("U.K."). Additionally, in the fourth quarter of 2022, the Board approved a voluntary retirement program ("VRP") and a reduction in force (the "2022 RIF"). As a result of these actions (collectively, the "2022 Restructuring Actions"), the Company recognized $8.0 million of severance-related costs associated with the 2022 RIF and $4.2 million of severance-related costs associated with the VRP, as well as an impairment charge of $4.7 million related to operating lease ROU assets and a $1.5 million loss on the disposal of leasehold improvements associated with the impaired leases.

In 2023, the Board approved a further reduction in force (the "2023 RIF") following a strategic review of business processes as the Company focuses on driving efficiencies in order to achieve growth and profitability goals. As a result of these actions, the Company recognized $5.4 million of severance-related costs and a $0.4 million impairment charge to write-down the value of certain digital media content assets. In addition, the Company recognized $3.1 million of charges associated with operating lease ROU assets and leasehold improvements for office space that was vacated and listed for sublease in the period as a result of the Company's continuing transition to a "remote first" work model.

As of December 31, 2023, all liabilities associated with the 2022 Restructuring Actions and the 2023 RIF were settled.

17 — Long-Term Debt
As of December 31, 2024 and 2023, "Long-term debt, net" consisted of the following:

		December 31,
	Maturity	2024	2023

		in thousands
JPM Credit Facility	October 2026	$50,296	$77,258
BAC Credit Facility	December 2026	30,193	25,782
State Farm Term Loan	September 2033	25,000	25,000
Notes payable	2025	792	6,875
Total debt		106,281	134,915
Less: Notes payable, current portion		(792)	(3,654)
Less: Unamortized debt issuance costs		(521)	(581)
Total long-term debt, net		$104,968	$130,680

JPM Credit Facility

THG has a credit agreement with JPMorgan Chase Bank, N.A. ("JPM"), as administrative agent, and the other financial institutions party thereto from time to time as lenders, as amended (the "JPM Credit Agreement").

The JPM Credit Agreement provides for a revolving credit facility (the "JPM Credit Facility") with an aggregate borrowing capacity of $305.0 million. Additionally, the JPM Credit Agreement provides for the issuance of letters of credit of up to $25.0 million and borrowings in the British Pound and Euro of up to $40.0 million in the aggregate. The JPM Credit Agreement matures in October 2026, but may be extended if agreed to by the Company and the lenders party thereto. Any unpaid balance on the JPM Credit Facility is due at maturity.

The JPM Credit Facility accrues interest at the applicable reference rate, primarily Term SOFR, depending on the currency of the borrowing plus an applicable margin determined by the Company's net leverage ratio for the preceding period (as defined in the JPM Credit Agreement). The effective interest rate related to the JPM Credit Facility was 6.75% and 7.28% for the years ended December 31, 2024 and 2023, respectively.

JPM Credit Facility borrowings are collateralized by the assets and equity interests in THG and its consolidated subsidiaries, except for (i) the assets held by the SPEs related to the BAC Credit Facility and (ii) all or a portion of foreign and certain excluded or immaterial subsidiaries.

Under the JPM Credit Agreement, THG is required, among other things, to meet certain financial covenants (as defined in the JPM Credit Agreement), including a fixed charge coverage ratio and a leverage ratio. As of December 31, 2024, the Company was in compliance with the financial covenants under the JPM Credit Agreement.

As of December 31, 2024, the carrying value of the outstanding borrowings under the JPM Credit Facility approximated its fair value due to the variable interest rates associated with the outstanding borrowings.

BAC Credit Facility

In December 2023, BAC and its wholly owned subsidiary BAC Funding 2023-1, LLC, as borrower, entered into a revolving credit agreement with a certain lender (the "BAC Credit Agreement"). The BAC Credit Agreement provides for a revolving credit facility (the "BAC Credit Facility"), which has an aggregate borrowing capacity of $75.0 million and is subject to a borrowing base that is determined based on the carrying value of certain BAC notes receivable. As of December 31, 2024, the applicable borrowing base for the BAC Credit Agreement was $30.2 million.

The revolving borrowing period provided by the BAC Credit Agreement expires in December 2025 and the BAC Credit Agreement matures in December 2026. The revolving borrowing period and the maturity date of the BAC Credit Agreement may be extended by one year if requested by BAC and agreed by the administrative agent. BAC is not a borrower or guarantor of the BAC Credit Facility.

In connection with the BAC Credit Agreement, BAC and certain of its subsidiaries may transfer originated notes receivable to wholly owned, bankruptcy remote SPEs to secure the borrowings. The assets transferred to SPEs are legally isolated from the Company and its other (non-SPE) subsidiaries. Accordingly, those assets are not available to satisfy the debts or other obligations of the Company and its other (non-SPE) subsidiaries and the Company's recourse under the BAC Credit Agreement is limited.

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

BAC and BAC Funding 2023-1, LLC are required, among other things, to meet certain financial covenants under the BAC Credit Agreement, including that BAC, as the servicer, maintain a minimum tangible net worth, minimum liquidity balances, and an indebtedness to tangible net worth ratio. As of December 31, 2024, the Company was in compliance with the financial covenants under the BAC Credit Agreement.

As of December 31, 2024, the carrying value of the outstanding borrowings under the BAC Credit Facility approximated its fair value due to the variable interest rates associated with the outstanding borrowings.

State Farm Term Loan

In September 2023, Hagerty Re entered into an unsecured term loan credit facility with State Farm in the aggregate principal amount of $25.0 million (the "State Farm Term Loan"). The State Farm Term Loan bears interest at a rate of 8.0% per annum and will mature in September 2033. State Farm is a related party to the Company. Refer to Note 24 — Related-Party Transactions for additional information.

Notes Payable

As of December 31, 2024 and 2023, the Company had outstanding notes payable, which are used to fund certain loans made by BAC in the U.K., totaling $0.8 million and $6.9 million, respectively. The effective interest rates for these notes payable is 9.8% with repayment due between August and October 2025. Refer to Note 5 — Notes Receivable for additional information on the lending activities of BAC.

Letters of Credit

As of December 31, 2024, the Company has authorized two letters of credit for a total of $10.3 million for operational purposes related to Hagerty Re's Section 953(d) tax structuring election and lease down payment support.

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

The Investors include State Farm, Markel, and persons related to HHC. State Farm and Markel are both significant stockholders of the Company, each holding in excess of 5% of the outstanding common stock. McKeel Hagerty is the Company's CEO and the Chairman of its Board. Mr. Hagerty and Tammy Hagerty may be deemed to control HHC, which is the controlling stockholder of the Company. Prior to and continuing after the Private Placement, each of State Farm and Markel have the right to nominate one director to the Company's Board and HHC has the right to nominate two directors to the Company's Board. Refer to Note 19 — Stockholders' Equity and Note 24 — Related-Party Transactions for additional information.

The net proceeds from the Private Placement after deducting issuance costs of approximately $0.8 million were $79.2 million, which was recorded within Temporary Equity on the Company's Consolidated Balance Sheets. The Company used the net proceeds from the Private Placement for general corporate purposes.

As of December 31, 2024, the estimated redemption value of the Series A Convertible Preferred Stock was $115.4 million, which represents the maximum cash payment, including cumulative dividends, that would be required to be paid if the Optional Term Redemption provision in the Certificate of Designations, as summarized below, is exercised as of the earliest possible redemption date of June 23, 2028. The decision to redeem the Series A Convertible Preferred Stock for cash is made at the discretion of the Company; however, the Company is controlled by HHC through its voting control of the Company. Accordingly, the redemption of the Series A Convertible Preferred Stock is considered outside the control of the Company and, as a result, the Series A Convertible Preferred Stock is recorded within Temporary Equity on the Company's Consolidated Balance Sheets.

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

Conversion — Any shares of Series A Convertible Preferred Stock may, at the option of the holder, be converted at any time into shares of Class A Common Stock. The conversion price for the Series A Convertible Preferred Stock is initially $11.79 and is subject to adjustment upon certain events, including a stock split, a reverse stock split, or a dividend of the Class A Common Stock or Class V Common Stock to the Company's common stockholders (as adjusted, the "Conversion Price"). The Company may require such conversion (i) if the closing price per share of Class A Common Stock, for at least twenty (20) of any thirty (30) consecutive trading days, exceeds: (a) on or after the third and prior to the seventh anniversary of the Closing, 150% of the Conversion Price; or (b) on or after the seventh and prior to the tenth anniversary of the Closing, 100% of the Conversion Price; and (ii) on or after the tenth anniversary of the Closing. The conversion rate in effect at any applicable time (the "Conversion Rate") is the quotient obtained by dividing the Series A Purchase Price by the Conversion Price.

As of December 31, 2024, no shares of Series A Convertible Preferred Stock had been converted and the outstanding shares of Series A Convertible Preferred Stock were convertible into 6,785,410 shares of Class A Common Stock.

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

19 — Stockholders' Equity

Class A Common Stock

Hagerty, Inc. is authorized to issue 500,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. Holders of Class A Common Stock are entitled to one vote for each share. As of December 31, 2024 and 2023, there were 90,032,391 and 84,588,536 shares of Class A Common Stock issued and outstanding, respectively.

Class V Common Stock

Hagerty, Inc. is authorized to issue 300,000,000 shares of Class V Common Stock with a par value of $0.0001 per share. Class V Common Stock represents voting, non-economic interests in Hagerty, Inc. Holders of Class V Common Stock are entitled to 10 votes for each share. In connection with the business combination that formed Hagerty, Inc. in 2021, shares of Class V Common Stock were issued to Legacy Unit Holders along with an equivalent number of THG units, as discussed below. Each share of Class V Common Stock, together with the corresponding unit of THG, is exchangeable for one share of Class A Common Stock. As of December 31, 2024 and 2023, there were 251,033,906 shares of Class V Common Stock issued and outstanding.

Preferred Stock

Hagerty, Inc. is authorized to issue 20,000,000 shares of Preferred Stock with a par value of $0.0001 per share. The Board has the authority to issue shares of Preferred Stock with such designations, voting and other rights and preferences as may be determined from time to time.

In June 2023, Hagerty, Inc. issued 8,483,561 shares of newly-designated Series A Convertible Preferred Stock, par value $0.0001 per share, for an aggregate purchase price of $80.0 million, at a per-share purchase price of $9.43. As of December 31, 2024 and 2023, there were 8,483,561 shares of Preferred Stock issued and outstanding. Refer to Note 18 — Convertible Preferred Stock for additional information.

Non-controlling Interests

Hagerty, Inc. is the sole managing member of THG and, as a result, consolidates the financial statements of THG into its Consolidated Financial Statements. The Company reports a non-controlling interest representing the economic interest in THG held by other unit holders of THG. Hagerty, Inc. owns one THG unit for each share of Class A Common Stock outstanding.

The following table summarizes the changes in ownership of THG units for the periods presented:

	Year ended December 31,
	2024	2023
THG units held by Hagerty, Inc.
Beginning of period	84,588,536	83,202,969
Issuance of shares under employee plans	1,246,836	1,126,265
Exchange of THG units for Class A Common Stock	320,818	259,302
Warrant Exchange (refer to Note 20)	3,876,201	—
End of period	90,032,391	84,588,536
Ownership percentage
Beginning of period	24.9%	24.5%
End of period	26.1%	24.9%

THG units held by other unit holders
Beginning of period	255,499,164	255,758,466
Exchange of THG units for Class A Common Stock	(320,818)	(259,302)
End of period	255,178,346	255,499,164
Ownership percentage
Beginning of period	75.1%	75.5%
End of period	73.9%	75.1%

Total THG units outstanding	345,210,737	340,087,700

At the end of each reporting period, THG equity attributable to Hagerty, Inc. and the non-controlling unit holders, respectively, is reallocated to reflect their current ownership in THG.

Share-Based Compensation

Employees of THG subsidiaries are awarded share-based compensation in the form of RSUs and PRSUs under the Company's 2021 Stock Incentive Plan. Upon the vesting of these awards, the employees receive shares of Class A Common Stock and the Company is issued an equivalent number of THG units. Employees of THG subsidiaries may also participate in the Company's 2021 Employee Stock Purchase Plan under which these employees may purchase shares of Class A Common Stock at a discounted price and the Company is issued an equivalent number of THG units.

During the years ended December 31, 2024 and 2023, the Company received 1,216,339 and 928,446, respectively, of THG units in connection with shares of Class A Common Stock that were issued as a result of share-based compensation awards vesting under the Company's 2021 Stock Incentive Plan. In addition, during the years ended December 31, 2024 and 2023, the Company received 30,497 and 197,819, respectively, of THG units in connection with shares of Class A Common Stock that were issued related to the Company's 2021 Employee Stock Purchase Plan.

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

During the years ended December 31, 2024 and 2023, 320,818 and 259,302, respectively, of THG units were exchanged for an equal number of shares of Class A Common Stock. These exchanges resulted in reductions to "Non-controlling interest" and corresponding increases to "Additional paid-in capital" of $3.2 million and $2.3 million, respectively, representing the fair value of Class A Common Stock on the date of each exchange.

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

Distributions to Unit Holders of THG

Under the terms of the THG LLC Agreement, THG is obligated to make tax distributions to its unit holders. During the year ended December 31, 2024, THG made tax distributions of $6.7 million to non-controlling interest unit holders and $1.1 million of tax distributions to Hagerty, Inc. There were no such tax distributions during the year ended December 31, 2023.

20 — Warrant Exchange

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

In the third quarter of 2024, the Company recorded increases to "Class A Common Stock" and "Additional paid-in capital", representing the $42.6 million fair value of the Class A Common Stock that was issued in connection with the Warrant Exchange. The difference between the fair value of the Warrants immediately prior to the Warrant Exchange and the fair value of Class A Common Stock issued resulted in a $2.0 million loss, which is reflected within "Gain (loss) related to warrant liabilities, net" in the Consolidated Statements of Operations.

21 — Share-Based Compensation

The Company's 2021 Stock Incentive Plan provides for the issuance of up to approximately 38.3 million shares of Class A Common Stock to employees and non-employee directors. The 2021 Stock Incentive Plan allows for the issuance of incentive stock options, non-qualified stock options, restricted stock awards, stock appreciation rights, RSUs, and PRSUs. As of December 31, 2024, there were approximately 27.5 million shares available for future grants under the 2021 Stock Incentive Plan.

Share-based compensation expense related to employees is recognized in the Consolidated Statements of Operations within "Salaries and benefits" and, to a much lesser extent, when applicable, "Restructuring, impairment and related charges, net". Share-based compensation expense related to non-employee directors is recognized within "General and administrative expenses". The Company recognizes forfeitures of share-based compensation awards in the period in which they occur.

The following table summarizes share-based compensation expense recognized during the years ended December 31, 2024, 2023, and 2022:

	Year ended December 31,
	2024	2023	2022

	in thousands
Restricted stock units	$13,142	$14,991	$9,814
Performance restricted stock units	4,215	2,861	2,146
Employee stock purchase plan	—	165	169
Total share-based compensation expense	$17,357	$18,017	$12,129

Restricted Stock Units

RSUs typically vest over a two to five-year period based on the requisite service period. The grant date fair value is determined based on the closing market price of the Class A Common Stock on the business day prior to the grant date and the related share-based compensation expense is recognized over the requisite service period on a straight-line basis.

The following table provides a summary of RSU activity during the year ended December 31, 2024:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2023	4,678,032	$9.88
Granted	1,122,593	9.42
Vested (1)	(1,838,471)	10.13
Forfeited	(279,475)	9.41
Unvested balance as of December 31, 2024	3,682,679	$9.65

(1)    For the years ended December 31, 2024, 1,216,339 shares of Class A Common Stock were issued related to the vesting of RSUs in the period, net of shares withheld for the funding of employee tax obligations.

The following table provides additional data related to RSU award activity during the year ended December 31, 2024 and 2023:

	Year ended December 31,
	2024	2023

	in thousands (except years)
Total fair value of shares vested (1)	$18,621	$9,975
Unrecognized compensation expense	$26,640	$31,555
Weighted-average period awards are expected to be recognized (in years)	2.88	3.35

(1)    The tax impact related to vested RSUs for the years ended December 31, 2024 and 2023 was not material to the Company's Consolidated Financial Statements due to the full valuation allowance on the deferred tax asset for the investment in the assets of THG.

Performance Restricted Stock Units

Market Condition PRSUs

In April 2022, the Company's CEO was granted 3,707,136 market condition PRSUs, which provide him the opportunity to receive up to 3,707,136 shares of Class A Common Stock. The award had a grant date fair value of approximately $19.2 million, which was estimated using a Monte Carlo simulation model. These PRSUs have both market-based and service-based vesting conditions. Shares of Class A Common Stock issuable under this award can be earned based on the achievement of the following stock price targets: (i) 25% of the shares can be earned when the stock price of the Class A Common Stock exceeds $20.00 per share for 60 consecutive days, (ii) 25% of the shares can be earned when the stock price of the Class A Common Stock exceeds $25.00 per share for 60 consecutive days, and (iii) 50% of the shares can be earned when the stock price of the Class A Common Stock exceeds $30.00 per share for 60 consecutive days. These market-based conditions must be met in order for the PRSUs to vest; therefore, it is possible that no shares will ultimately vest. If any of the market-based conditions are met, the PRSUs will vest contingent upon continued service through the earlier of three years after achievement of the stock price target or the end of the seven-year performance period. As of December 31, 2024, no market condition PRSUs had vested.

The Company will recognize the entire $19.2 million of compensation expense for this award over the requisite service period, regardless of whether such market-based conditions are met. As of December 31, 2024, unrecognized compensation expense related to this award was $11.4 million, which the Company expects to recognize over a period of 4.25 years.

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

The following table provides a summary of the activity related to PRSUs granted under the 2024 PRSU Agreement during the year ended December 31, 2024:

	Performance Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2023	—	$—
Granted	339,564	9.31
Forfeited	(44,398)	9.15
Unvested balance as of December 31, 2024	295,166	$9.33

As of December 31, 2024, the maximum number of shares of Class A Common Stock that may be issued with respect to PRSUs granted under the 2024 PRSU Agreement is 590,332, assuming full achievement of the Performance Target.

The following table provides additional data related to performance condition PRSU award activity during the year ended December 31, 2024:

Year ended December 31,
2024

in thousands (except years)
Total fair value of shares vested	$—
Unrecognized compensation expense	$4,165
Weighted-average period awards are expected to be recognized (in years)	2.25

Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (the "ESPP") allows substantially all of the Company's employees to purchase shares of Class A Common Stock at a discount. As of December 31, 2024, 228,316 shares had been purchased under the ESPP and there were approximately 11.3 million shares available for future purchases.

22 — Earnings Per Share

The following table summarizes the basic and diluted earnings per share calculations for the years ended December 31, 2024, 2023, and 2022:

	Year ended December 31,
	2024	2023	2022

	in thousands (except per share amounts)
Earnings Per Share of Class A Common Stock, Basic
Net income available to Class A Common Stockholders	$8,900	$15,881	$32,078
Weighted average shares of Class A Common Stock outstanding	87,529	84,180	82,728
Net income per share of Class A Common Stock, basic	$0.10	$0.19	$0.39

Earnings Per Share of Class A Common Stock, Diluted
Net income (loss) available to Class A Common Stockholders	$8,944	$31,769	$(23,956)
Weighted average shares of Class A Common Stock outstanding	88,504	340,323	336,147
Net income (loss) per share of Class A Common Stock, Diluted	$0.10	$0.09	$(0.07)

Net Income Available to Class A Common Stockholders
Net income	$78,303	$28,179	$2,403
Net (income) loss attributable to non-controlling interest	(61,286)	(7,948)	29,675
Accretion of Series A Convertible Preferred Stock	(7,427)	(3,677)	—
Undistributed earnings allocated to Series A Convertible Preferred Stock	(690)	(673)	—
Net income available to Class A Common Stockholders, Basic	8,900	15,881	32,078
Undistributed earnings allocated to Series A Convertible Preferred Stock	—	347	—
Adjustment for potentially dilutive THG units	—	15,526	(28,642)
Adjustment for potentially dilutive Series A Convertible Preferred Stock	—	—	—
Adjustment for potentially dilutive share-based compensation awards	44	15	—
Adjustment for potentially dilutive warrants	—	—	(27,392)
Net income (loss) available to Class A Common Stockholders, Diluted	$8,944	$31,769	$(23,956)

Weighted Average Shares of Class A Common Stock Outstanding
Weighted average shares of Class A Common Stock outstanding, Basic	87,529	84,180	82,728
Adjustment for potentially dilutive THG units	—	255,559	252,806
Adjustment for potentially dilutive Series A Convertible Preferred Stock	—	—	—
Adjustment for potentially dilutive share-based compensation awards	975	584	—
Adjustment for potentially dilutive warrants	—	—	613
Weighted average shares of Class A Common Stock outstanding, Diluted	88,504	340,323	336,147

The following table summarizes the weighted average potential shares of Class A Common Stock excluded from diluted earnings per share of Class A Common Stock as their effect would be anti-dilutive:

	Year ended December 31,
	2024	2023	2022

	in thousands
THG units	255,328	—	—
Series A Convertible Preferred Stock	6,785	3,569	—
Unvested shares associated with share-based compensation awards	4,115	3,767	7,048
Warrants	—	19,484	7,050
Total	266,228	26,820	14,098

23 — Taxation

United States — With the exception of certain U.S. corporate and foreign subsidiaries, THG is taxed as a pass-through ownership structure under provisions of the IRC and a similar section of state income tax law. As such, any taxable income or loss generated by THG is passed through to and included in the taxable income or loss of THG unit holders, including Hagerty, Inc.

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

Bermuda — Hagerty Re made an irrevocable election under Section 953(d) of the IRC, as amended, to be taxed as a U.S. domestic corporation. As a result, Hagerty Re is subject to U.S. taxation on its world-wide income as if it were a U.S. corporation. In accordance with an agreement between Hagerty Re and the IRS, Hagerty Re established an irrevocable letter of credit with the IRS in 2021.

Tax Legislation — The Organisation for Economic Co-operation and Development has a framework to implement a global minimum corporate tax rate of 15% for companies with global revenues and profits above certain thresholds (referred to as "Pillar 2"). Certain aspects of Pillar 2 became effective on January 1, 2024 and other aspects became effective on January 1, 2025. While its uncertain whether the U.S. will enact legislation to adopt Pillar 2, certain countries in which the Company operates have adopted legislation, and other countries are in the process of introducing legislation to implement Pillar 2. While the Company's effective income tax rate and cash income tax payments could increase in future years as a result of the global minimum tax, management does not expect there will be a material impact to the Company's effective tax rate or its results of operations. The Company's assessment could be affected by legislative guidance and future enactment of additional provisions within the Pillar 2 framework.

Income Tax Expense — Income before income tax expense includes the following components:

	Year ended December 31,
	2024	2023	2022

	in thousands
United States	$108,589	$62,030	$24,778
Foreign	(14,907)	(17,258)	(13,682)
Total	$93,682	$44,772	$11,096

For the years ended December 31, 2024, 2023, and 2022, income tax expense consists of the following components:

	Year ended December 31,
	2024	2023	2022

	in thousands
Current:
Federal	$12,075	$13,664	$4,041
State	368	8	3
Foreign	7	—	—
	$12,450	$13,672	$4,044
Deferred:
Federal	$2,846	$2,899	$2,999
State	83	22	(26)
Foreign	—	—	—
	$2,929	$2,921	$2,973

Total	$15,379	$16,593	$7,017

For the years ended December 31, 2024, 2023, and 2022, income tax expense reflected in the Consolidated Statements of Operations differs from the tax computed by applying the statutory U.S. federal rate of 21% to "Income before income tax expense" as follows:

	Year ended December 31,
	2024		2023		2022

	in thousands (except percentages)
Income tax expense at statutory rate	$19,673	21%	$9,402	21%	$2,330	21%
State taxes	659	1%	(232)	(1)%	(479)	(4)%
(Income) loss not subject to entity-level taxes	(8,759)	(9)%	5,000	11%	8,727	79%
Foreign rate differential	2,407	3%	(529)	(1)%	(375)	(3)%
Change in valuation allowance	3,485	4%	393	1%	5,647	51%
(Gain) loss related to warrant liabilities, net	1,794	2%	(2,424)	(5)%	(8,799)	(79)%
Permanent items	89	—%	914	2%	852	8%
Effect of changes in tax rates	(4,400)	(5)%	4,018	9%	(851)	(8)%
Other, net	431	—%	51	—%	(35)	—%
Income tax expense	$15,379	17%	$16,593	37%	$7,017	65%

Deferred Tax Assets and Liabilities — Deferred tax assets and liabilities reflect temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount recognized for tax purposes, as adjusted for foreign currency translation. At December 31, 2024 and 2023, the tax effects of temporary differences that give rise to significant portions of the deferred tax provision are as follows:

	December 31,
	2024	2023

	in thousands
Deferred tax assets:
Discount on provision for losses and loss adjustment expenses	$1,343	$1,019
Unearned premiums	14,239	12,886
Unrealized foreign currency gain	597	110
Excess tax basis	148,089	145,970
Net operating loss ("NOL") and other carryforwards	28,854	23,768
Other	480	419
Gross deferred tax assets	193,602	184,172
Less: valuation allowance	(176,167)	(169,632)
Total net deferred tax assets	17,435	14,540

Deferred tax liabilities:
Deferred acquisition costs	(32,858)	(29,744)
Unrealized foreign currency gain	(388)	(110)
Unrealized investment gain	(56)	(46)
Intangible assets	(1,309)	(555)
Other	(889)	(22)
Total deferred tax liabilities	(35,500)	(30,477)
Net deferred tax liability	$(18,065)	$(15,937)

As of December 31, 2024 and 2023, the Company had deferred tax assets of $148.1 million and $146.0 million, respectively, related to the difference between the outside tax basis and book basis of its investment in the assets of THG. The Company's deferred tax assets are reduced by a valuation allowance when management believes it is more likely than not that some, or all, of the deferred tax assets will not be realized.

The Company evaluates the realizability of its deferred tax assets on a quarterly basis using all available evidence, both positive and negative. The realization of deferred tax assets is dependent on the Company's ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. After considering all positive and negative evidence of taxable income in the carryback and carryforward periods, as permitted by law, as of December 31, 2024 and 2023, management concluded that it is more likely than not that certain deferred tax assets, including the deferred tax asset for the investment in the assets of THG, will not be realized. As a result, the Company recorded a valuation allowance of $176.2 million and $169.6 million against its deferred tax assets as of December 31, 2024 and 2023, respectively.

Given the Company's recent history of earnings and anticipated future earnings, management believes there is a reasonable possibility that, within the next twelve months, sufficient positive evidence may become available to allow management to reach a conclusion that a significant portion of the valuation allowance recorded against the U.S. deferred tax assets will be reversed. Reversal of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense in the period the reversal is recorded. In addition, a corresponding increase to the estimated value of the liability related to the TRA Liability, as defined below, may be required to be recognized with the resulting expense recorded within "Interest and other income (expense), net" in the Consolidated Statements of Operations. The exact timing and amount of the valuation allowance reversal, and any corresponding increase to the TRA Liability, are subject to change on the basis of the level of profitability that is actually achieved.

As of December 31, 2024, the Company had $63.9 million of gross federal NOLs that can be carried forward indefinitely. The Company also had $49.3 million of state NOLs, of which $12.5 million can be carried forward indefinitely and $36.8 million expire in taxable years 2026 through 2044, if unused. The Company also had $85.4 million of gross foreign NOLs, of which $6.3 million can be carried forward indefinitely and $79.1 million expire in taxable years 2036 through 2044, if unused.

Tax Examinations — The Company is subject to taxation and files income tax returns in the U.S. federal jurisdiction, as well as many state and foreign jurisdictions. As of December 31, 2024, tax years 2020 to 2023 are subject to examination by various tax authorities. With few exceptions, as of December 31, 2024, the Company is no longer subject to U.S. federal, state, local or foreign examinations for years before 2020. THG is currently under audit by the IRS for the 2021 tax year.

The Canadian Revenue Agency examination of the Company for the 2018 tax year was closed in March 2024 with no changes to previously filed tax returns. In July 2024, the Canadian Revenue Agency selected Hagerty Drivers Club Canada, LLC for a tax audit for the period 2020 to 2022.

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

As of December 31, 2024 and 2023, the Company did not have any unrecognized tax benefits and had no material accrued interest or penalties related to uncertain tax positions. If recorded, interest and penalties would be recorded within "Income tax expense" in the Consolidated Statements of Operations.

Tax Receivable Agreement Liability — In connection with the consummation of the business combination that formed Hagerty, Inc. in 2021, Hagerty, Inc. entered into a TRA with HHC and Markel ("Legacy Unit Holders"). The TRA provides for payment to the Legacy Unit Holders of 85% of the U.S. federal, state and local income tax savings realized by Hagerty, Inc. as a result of the increases in tax basis and certain other tax benefits as outlined in the Business Combination Agreement upon the exchange of THG units and shares of Hagerty, Inc. Class V Common Stock for shares of Hagerty, Inc. Class A Common Stock or cash. The Business Combination Agreement is provided as Exhibit 2.1 to this Annual Report, which is incorporated by reference within Item 15. Exhibits, Financial Statement Schedules. In connection with the filing of its 2019 income tax return THG made an election under Section 754 of the IRC for each taxable year in which TRA exchanges occur. This election cannot be revoked without the permission of the IRS Commissioner and will be in place for any future exchange of THG units. The remaining 15% cash tax savings resulting from the basis adjustments will be retained by Hagerty, Inc.

The amount and timing of any payments under the TRA will vary depending on a number of factors, including, but not limited to, the increase in tax basis of THG's assets, the timing of any future redemptions, exchanges or purchases of THG units held by Legacy Unit Holders, the price of Hagerty, Inc. Class A Common Stock at the time of the redemption, exchange or purchase, the extent to which redemptions or exchanges are taxable, the amount and timing of the taxable income that Hagerty, Inc. generates in the future, the tax rates then applicable, and the portion of the payments under the TRA constituting imputed interest.

As of December 31, 2024, the estimated value of the TRA Liability was $2.2 million, of which $0.2 million is classified as a current liability within "Accounts payable, accrued expenses and other current liabilities" and $2.0 million is classified as a long-term liability within "Other long-term liabilities" on the Consolidated Balance Sheets. As of December 31, 2023, the estimated value of the TRA Liability was $0.6 million, classified as a long-term liability within "Other long-term liabilities" on the Consolidated Balance Sheets. During the year ended December 31, 2024, the estimated TRA Liability increased by $1.6 million due to an increase in taxable income allocated to Hagerty, Inc. from THG. This increase was recorded in Interest and other income (expense), net in the Consolidated Statements of Operations.

In general, under the TRA, cash tax savings result in a year when the tax liability of Hagerty, Inc. for the year, computed without regard to the deductions attributable to the amortization of the basis increase and other deductions that arise in connection with the payment of the cash consideration under the TRA or the exchange of THG units and shares of Hagerty, Inc. Class V Common Stock for shares of Hagerty, Inc. Class A Common Stock, would be more than the tax liability for the year taking into account such deductions. Payments under the TRA will not be due until the Company produces taxable income and the resulting cash tax liability is reduced by deducting the amortization of the basis increase on a filed tax return. The payments under the TRA are expected to be substantial.

24 — Related-Party Transactions

As of December 31, 2024, Markel and State Farm had the following equity interests in Hagerty and, as a result, are considered related parties:

	Markel		State Farm
Equity Interest	Shares/Units	Percentage of total outstanding (1)	Shares/Units	Percentage of total outstanding (1)
Hagerty, Inc. Class A Common Stock	3,108,000	3.5%	51,800,000	57.5%
Hagerty, Inc. Class V Common Stock	75,000,000	29.9%	—	—%
Hagerty, Inc. Series A Convertible Preferred Stock	1,590,668	18.8%	5,302,226	62.5%
THG units	75,000,000	21.7%	—	—%

Controlling Interest	3,108,000	3.5%	51,800,000	57.5%
Non-controlling Interest	75,000,000	29.4%	—	—%

(1)    The percentages reflected represent only the ownership of the specific security identified in each row, and are not reflective of the total economic ownership in Hagerty.

Refer to Note 19 — Stockholders' Equity and Note 18 — Convertible Preferred Stock for a description of each equity interest in the table above.

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

The following tables provide information related to Markel-affiliated "Due to insurer" liabilities and "Commission revenue" associated with the Markel Alliance Agreement:

	December 31,
	2024	2023

	in thousands (except percentages)
Due to insurer	$78,792	$75,922
Percent of total	94%	95%

	Year ended December 31,
	2024	2023	2022

	in thousands (except percentages)
Commission revenue	$387,951	$340,534	$285,254
Percent of total	93%	95%	95%

Refer to Note 2 — Revenue for information on the related party balances within "Commissions receivable", primarily consisting of CUC receivables due from Markel.

Reinsurance Agreement

Hagerty Re has a quota share agreement with Evanston to assume approximately 80% of the risks written through the Company's U.S. MGAs. Effective January 1, 2023, the quota share agreement with Evanston was amended to increase Hagerty Re's participation on High-Net-Worth Accounts from 80% to 100%. Refer to Note 14 — Reinsurance for additional information on the Company's reinsurance programs.

The following tables summarize all balances related to the Company's reinsurance business with Markel subsidiaries:

	December 31,
	2024	2023

Assets:	in thousands
Premiums receivable	$150,436	$134,376
Commissions receivable	489	630
Deferred acquisition costs, net	160,360	141,880
Other current assets	2,926	1,915
Total assets	$314,211	$278,801
Liabilities:
Accounts payable, accrued expenses and other current liabilities	$806	$1,553
Losses payable	95,906	60,253
Provision for unpaid losses and loss adjustment expenses	158,516	129,267
Commissions payable	76,001	107,286
Unearned premiums	347,501	307,504
Total liabilities	$678,730	$605,863

	Year ended December 31,
	2024	2023	2022

Revenue:	in thousands
Earned premium	$662,791	$535,352	$386,696
Expenses:
Ceding commission, net	$307,759	$247,918	$184,124
Losses and loss adjustment expenses	302,088	214,401	182,340
Total expenses	$609,847	$462,319	$366,464

Pursuant to the terms of the quota share agreement with Evanston, Hagerty Re maintains assets in trust for the benefit of Evanston. These assets are included within "Restricted cash and cash equivalents" and "Investments" in the Company's Consolidated Balance Sheets. The assets held in trust for the benefit of Evanston was $589.2 million and $517.2 million as of December 31, 2024 and 2023, respectively.

State Farm

Alliance Agreement

Hagerty has a 10-year master alliance agreement and associated managing general underwriter agreement with State Farm, under which the State Farm Classic+ policy is offered to State Farm's customers through State Farm agents. This program began issuing policies in four initial states in September 2023. Under the master alliance agreement, State Farm paid Hagerty an advanced commission of $20.0 million, which is being recognized as "Commission and fee revenue" over the remaining life of the arrangement. In addition, the Company is paid a commission for underwriting, binding coverage, and issuing State Farm Classic+ policies and can offer HDC memberships to State Farm Classic+ customers, providing Hagerty with an additional revenue opportunity. Commission revenue associated with State Farm Classic+ policies was not material to the Company's Consolidated Financial Statements for the years ended December 31, 2024 and 2023.

Reinsurance Agreement

Hagerty Re has a quota share agreement to cede 50% of the risk assumed from a subsidiary of Markel in relation to High-Net-Worth Accounts to Oglesby Reinsurance Company, a wholly owned subsidiary of State Farm. Refer to Note 14 — Reinsurance for additional information on the Company's reinsurance programs.

The following tables summarize all balances related to the risk ceded by Hagerty Re to State Farm subsidiaries:

	December 31,
	2024	2023

Assets:	in thousands
Commissions receivable	$2,095	$1,963
Deferred acquisition costs, net (1)	(4,448)	(3,898)
Other current assets (2)	14,758	9,268
Total assets	$12,405	$7,333
Liabilities:
Accounts payable, accrued expenses and other current liabilities	$4,028	$3,775
Total liabilities	$4,028	$3,775

(1)    Represents unearned ceding commission received from State Farm subsidiaries.
(2)    Represents unearned deferred ceded premium and reinsurance recoverables from State Farm subsidiaries.

	Year ended December 31,
	2024	2023

Revenue:	in thousands
Earned premium (1)	$(15,950)	$(5,883)
Expenses:
Ceding commission, net (2)	$(8,294)	$(3,059)
Losses and loss adjustment expenses (3)	(7,502)	(1,877)
Total expenses	$(15,796)	$(4,936)

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

State Farm Term Loan

In September 2023, Hagerty Re entered into an unsecured term loan facility with State Farm in an aggregate principal amount of $25.0 million and an interest rate of 8.0% per annum. The State Farm Term Loan will mature in September 2033. Refer to Note 17 — Long-Term Debt for additional information.

Broad Arrow

In January 2022, the Company entered into a joint venture with Broad Arrow and acquired approximately 40% equity ownership interest in Broad Arrow. In August 2022, the Company acquired the remaining 60% of Broad Arrow in exchange for $73.3 million of Class A Common Stock and THG units exchangeable for Class A Common Stock. Prior to the Company's joint venture with Broad Arrow in January 2022, Broad Arrow was majority owned by Kenneth Ahn, the Company's President of Marketplace, who received THG units as a part of this transaction. Refer to Note 10 — Acquisitions for additional information.

Speed Digital

In April 2022, Hagerty acquired Speed Digital for a purchase price of $15.0 million. Speed Digital was previously wholly owned indirectly by Robert Kauffman, a member of the Company's Board, who received 100% of the proceeds of the purchase price. Refer to Note 10 — Acquisitions for additional information.

Other Related Party Transactions

From time-to-time, in the ordinary course of business, related parties, such as members of the Board and management, purchase insurance policies from the Company, receive payments on claims required by the Company's insurance policies, and buy and sell collector cars and enthusiast vehicles through marketplace auctions or in private transactions.

25 — Commitments and Contingencies

Employee Compensation Agreements — In the ordinary course of conducting its business, the Company enters into certain employee compensation agreements from time to time which commit it to severance obligations in the event an employee terminates employment with the Company. If applicable, these obligations are included in the accrued expenses lines of the Consolidated Balance Sheets.

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

Data Security Incident — In 2021, the Company experienced an unauthorized access into its online insurance quote feature whereby attackers used personal information already in their possession to obtain additional consumer data, including driver's license numbers. The unauthorized access issue has been remediated. This incident is the subject of coordinated industry-wide regulatory investigations in New York state. The Company could be subject to litigation, fines, penalties, and/or settlements related to this incident. In 2023, the Company accrued an estimated liability related to this incident based on the facts known by management and developed through its assessment of the current status of ongoing dialog with the regulatory investigators. The amount of the estimated liability is not material to the Company's Consolidated Financial Statements. The amount of any fines, penalties, and/or settlements related to this incident could differ from the amount currently accrued and such difference is not currently estimable.

26 — Subsequent Events

In January 2025, Southern California experienced severe and destructive wildfires, notably the Palisades fire and the Eaton fire. The Company currently estimates that pre-tax losses resulting from these wildfires will be approximately $11.0 million, which is below the Company's 2025 catastrophe reinsurance program per event retention of $28.0 million. There is inherent variability in estimates of early loss projections and claims severity, particularly in high-damage regions. Accordingly, the Company's estimates may change as additional information emerges. Losses from the California wildfires will be reflected in the Company's results for the three months ending March 31, 2025.

Schedule I - Condensed Financial Information of Registrant Parent Company

Hagerty, Inc.
Condensed Statement of Operations (Parent Company Only)

	Year ended December 31,
	2024	2023	2022

OPERATING EXPENSES:	(in thousands)
Sales expense	$1	$7	$14
General and administrative expenses	1,129	791	1,018
Total operating expenses	1,130	798	1,032
OPERATING LOSS	(1,130)	(798)	(1,032)
Gain (loss) related to warrant liabilities, net	(8,544)	11,543	41,899
Interest and other income (expense), net	(1,566)	2,788	529
Intercompany dividend income (1)	7,427	3,677	—
INCOME (LOSS) BEFORE INCOME TAX EXPENSE	(3,813)	17,210	41,396
Income tax expense	—	—	(3)
Equity earnings (loss) in subsidiaries, net of tax	82,116	10,969	(38,990)
NET INCOME	78,303	28,179	2,403
Net (income) loss attributable to non-controlling interest	(61,286)	(7,948)	29,675
Accretion of Series A Convertible Preferred Stock	(7,427)	(3,677)	—
NET INCOME ATTRIBUTABLE TO CLASS A COMMON STOCKHOLDERS	$9,590	$16,554	$32,078

(1)    Eliminated in consolidation.

Hagerty, Inc.
Condensed Balance Sheets (Parent Company Only)

	December 31,
	2024	2023

ASSETS	in thousands (except share amounts)
Current Assets:
Cash and cash equivalents	$1,023	$604
Other current assets	733	549
Total current assets	1,756	1,153
Other long-term assets	984	1,498
Investment in subsidiaries (1)	608,529	526,130
TOTAL ASSETS	$611,269	$528,781
LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$316	$—
Intercompany payable (1)	831	846
Total current liabilities	1,147	846
Warrant liabilities	—	34,018
Other long-term liabilities	1,953	572
TOTAL LIABILITIES	3,100	35,436
TEMPORARY EQUITY
Preferred Stock, $0.0001 par value (20,000,000 shares authorized, 8,483,561 Series A Convertible Preferred Stock issued and outstanding as of December 31, 2024 and December 31, 2023)	84,663	82,836
STOCKHOLDERS' EQUITY
Class A Common Stock, $0.0001 par value (500,000,000 shares authorized, 90,032,391 and 84,588,536 issued and outstanding as of December 31, 2024 and December 31, 2023, respectively)	9	8
Class V Common Stock, $0.0001 par value (300,000,000 authorized, 251,033,906 shares issued and outstanding as of December 31, 2024 and December 31, 2023)	25	25
Additional paid-in capital	603,780	561,754
Accumulated deficit	(451,978)	(468,995)
Accumulated other comprehensive loss	(1,514)	(88)
Total stockholders' equity	150,322	92,704
Non-controlling interest	373,184	317,805
Total equity	523,506	410,509
TOTAL LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY	$611,269	$528,781

(1)    Eliminated in consolidation.

Hagerty, Inc.
Condensed Statements of Cash Flows (Parent Company Only)

	Year ended December 31,
	2024	2023	2022
OPERATING ACTIVITIES:
Net income	$78,303	$28,179	$2,403
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed (income) loss of subsidiaries	(82,840)	(14,646)	38,990
(Gain) loss related to warrant liabilities, net	8,544	(11,543)	(41,899)
Other	1,606	(2,636)	(300)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	329	478	513
Intercompany payable (1)	(15)	—	1,616
Accounts payable and accrued expenses	92	(32)	(50)
Net Cash Provided by (Used in) Operating Activities	6,019	(200)	1,273
INVESTING ACTIVITIES:
Investment in subsidiaries (1)	—	(102,635)	(30,000)
Net Cash Used in Investing Activities	—	(102,635)	(30,000)
FINANCING ACTIVITIES:
Proceeds from issuance of Series A Convertible Preferred Stock, net of issuance costs	—	79,262	—
Payment of Series A Convertible Preferred Stock dividends	(5,600)	—	—
Other financing activities	—	—	(1,651)
Net Cash Provided by (Used in) Financing Activities	(5,600)	79,262	(1,651)
Change in cash and cash equivalents and restricted cash and cash equivalents	419	(23,573)	(30,378)
Beginning cash and cash equivalents and restricted cash and cash equivalents	604	24,177	54,555
Ending cash and cash equivalents and restricted cash and cash equivalents	$1,023	$604	$24,177

CASH PAID FOR:
Taxes	$207	$—	$3

(1)    Eliminated in consolidation.

Hagerty, Inc.
Notes to Condensed Financial Statements (Parent Company Only)

1 — Summary of Significant Accounting Policies

Nature of Operations — Hagerty, Inc. (the "Parent Company") was formed in 2020 as a Delaware corporation and is a holding company with no direct operations. The Parent Company's assets and liabilities primarily consist of its equity interest in THG and its consolidated subsidiaries.

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

Use of Estimates — The preparation of the Parent Company's Condensed Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities as of the date of the Condensed Financial Statements, as well as the reported amounts of revenue and expenses during the reporting period. Although the estimates are considered reasonable, actual results could materially differ from those estimates.

Schedule II - Valuation and Qualifying Accounts

		Additions
in thousands	Balance at beginning of period	Charged to costs and expenses	Charge to other accounts	(Deductions)	Balance at end of period
Year ended December 31, 2024
Valuation allowance for deferred tax assets	$169,632	$3,485	$3,050	$—	$176,167

Year ended December 31, 2023
Valuation allowance for deferred tax assets	$176,116	$393	$(6,877)	$—	$169,632

Year ended December 31, 2022
Valuation allowance for deferred tax assets	$174,821	$5,647	$(4,352)	$—	$176,116

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms specified by the SEC and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the three months ended December 31, 2024, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Exchange Act. Our Chief Executive Officer and our Chief Financial Officer, with assistance from other members of management, assessed the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the framework and criteria established in Internal Control—Integrated Framework (2013 Framework), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2024.

Inherent Limitations over Internal Controls

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

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

ITEM 9B. OTHER INFORMATION

Trading Arrangements of Directors and Executive Officers

Transactions in our securities by our directors and executive officers are required to be made in accordance with our Insider Trading Policy, which, among other things, requires that the transactions be in accordance with applicable U.S. federal securities laws that prohibit trading while in possession of material nonpublic information. Rule 10b5-1(c) under the Exchange Act provides an affirmative defense for prearranged transactions to mitigate concerns about initiating transactions at a future date while possibly in possession of material nonpublic information. Our Insider Trading Policy permits our directors and executive officers to enter into trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

During the three months ended December 31, 2024, no director or executive officer of the Company has adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated by reference to our Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024 ("2025 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 will be included in our 2025 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNER AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 will be included in our 2025 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be included in our 2025 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 will be included in our 2025 Proxy Statement and is incorporated herein by reference.

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

3.1
Third Amended and Restated Certificate of Incorporation of the Company, dated December 2, 2021 (incorporated by reference to Exhibit 3.1 of the Company's Amendment No.3 to Form S-1 (File No. 333-261810), filed with the SEC on January 20, 2023).

3.2	Amended and Restated Bylaws of the Company, dated December 2, 2021 (incorporated by reference to Exhibit 3.2 of the Company's Form 8-K (File No. 001-40244), filed with the SEC on December 8, 2021).
3.3
Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of the Company dated June 23, 2023 (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K (File No. 001-40244), filed with the SEC on June 23, 2023).

4.1	Description of Registrant's Securities, filed herewith.
10.1
Form of Subscription Agreement, by and between the Company and certain institutional and accredited investors party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-40244), filed with the SEC on August 18, 2021).

10.2
Amended and Restated Registration Rights Agreement, dated as of August 17, 2021, by and among the Company, Aldel Investors LLC, FG SPAC Partners LP, ThinkEquity, a division of Fordham Financial Management, Inc., Hagerty Holding Corp., State Farm Mutual Automobile Insurance Company, Markel Corporation, and certain other parties thereto (incorporated by reference to Exhibit 10.3 of the Company's Form 8-K (File No. 001-40244), filed with the SEC on August 18, 2021).

10.3
Investor Rights Agreement, dated as of August 17, 2021, among Hagerty Holding Corp., State Farm Mutual Automobile Insurance Company, Markel Corporation and the Company (incorporated by reference to Exhibit 10.8 of the Company's Form 8-K (File No. 001-40244), filed with the SEC on August 18, 2021).

10.4
Tax Receivable Agreement, dated as of December 2, 2021, by and between the Company, Hagerty Holding Corp., The Hagerty Group, LLC, and Markel Corporation (incorporated by reference to Exhibit 10.4 of the Company's Form 8-K (File No. 001-40244), filed with the SEC on December 8, 2021).

10.5
Amendment No. 1 to Tax Receivable Agreement, dated as of June 23, 2023, by and among the Company, The Hagerty Group, LLC, Hagerty Holding Corp. and Markel Group Inc (incorporated by reference to Exhibit 10.4 of the Company's Form 8-K (File No. 001-40244), filed with the SEC on June 23, 2023).

10.6
Sixth Amended and Restated Limited Liability Company Agreement of The Hagerty Group, LLC, dated December 18, 2023 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (File No. 001-40244), filed with the SEC on December 22, 2023).

10.7
Amended and Restated Exchange Agreement, dated as of March 23, 2022, by and among the Company, The Hagerty Group, LLC, Markel Corporation, and Hagerty Holding Corp. (incorporated by reference to Exhibit 10.8 of the Company's Form 10-K (File No. 001-40244), filed with the SEC on March 14, 2023).

10.8†
Form of Indemnification Agreement by and between the Company and its directors and officers (incorporated by reference to Exhibit 10.9 of the Company's Form 8-K (File No. 001-40244), filed with the SEC on December 8, 2021).

10.9†	Hagerty, Inc. 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 of the Company's Form 8-K (File No. 001-40244), filed with the SEC on December 8, 2021).
10.10†	Hagerty, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.11 of the Company's Form 8-K (File No. 001-40244), filed with the SEC on December 8, 2021).
10.11*
Securities Purchase Agreement, dated as of June 23, 2023, by and among the Company, State Farm Mutual Automobile Insurance Company, Markel Group Inc., McKeel O Hagerty Revocable Trust dated September 18, 2003, and First Restated Tammy J. Hagerty Revocable Trust dated September 2, 2004 (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K (File No. 001-40244), filed with the SEC on June 23, 2023).

10.12
Registration Rights Agreement, dated as of June 23, 2023, by and among the Company, State Farm Mutual Automobile Insurance Company, Markel Group Inc., McKeel O Hagerty Revocable Trust dated September 18, 2003, and First Restated Tammy J. Hagerty Revocable Trust dated September 2, 2004 (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K (File No. 001-40244), filed with the SEC on June 23, 2023).

10.13†
Form of Performance Restricted Stock Unit Award Agreement pursuant to the Hagerty, Inc. 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K (File No. 001-40244), filed with the SEC on April 1, 2024).

10.14†
Form of Restricted Stock Unit Award Agreement pursuant to the Hagerty, Inc. 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company's Form 10-Q (File No. 001-40244), filed with the SEC on August 6, 2024).

10.15†
Separation and Release of Claims Agreement, dated November 4, 2024, by and between Paul Rehrig and Hagerty Insurance Agency, LLC, (incorporated by reference to Exhibit 10.3 of the Company's Form 10-Q (File No. 001-40244), filed with the SEC on November 7, 2024).

10.16†
Employment Agreement, dated as of January 1, 2018, by and between Hagerty Holding Corp. and McKeel O Hagerty (incorporated by reference to Exhibit 10.13 of the Company's Form 8-K (File No. 001-40244), filed with the SEC on December 8, 2021).

10.17†
Amendment to Employment Agreement, dated March 10, 2023, by and between the Company and McKeel O Hagerty (incorporated by reference to Exhibit 10.15 of the Company's Form 10-K (File No. 001-40244), filed with the SEC on March 14, 2023).

10.18†
Employment Agreement, dated September 6, 2022, by and between the Company and Patrick McClymont (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K (File No. 001-40244), filed with the SEC on August 23, 2022).

10.19†
Amendment to Employment Agreement, dated January 1, 2023, by and between the Company and Patrick McClymont (incorporated by reference to Exhibit 10.17 of the Company's Form 10-K (File No. 001-40244), filed with the SEC on March 14, 2023).

10.20†
Amended and Restated Employment Agreement, dated January 1, 2023, by and between the Company and Kenneth H. Ahn (incorporated by reference to Exhibit 10.19 of the Company's Form 10-K (File No. 001-40244), filed with the SEC on March 14, 2023).

10.21†
Employment Agreement, dated August 1, 2023, by and between the Company and Diana Chafey (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q (File No. 001-40244), filed with the SEC on November 8, 2023).

10.22†
Employment Agreement, effective as of July 1, 2024, by and between the Company and Jeffrey E. Briglia (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K (File No. 001-40244), filed with the SEC on May 31, 2024).

10.23*
Tenth Amendment to Amended and Restated Credit Agreement, dated as of November 28, 2023, among The Hagerty Group, LLC, the Foreign Subsidiary Borrowers party hereto, the Lenders party hereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K (File No. 001-40244), filed with the SEC on December 1, 2023).

10.24
Eleventh Amendment to Amended and Restated Credit Agreement, dated as of May 29, 2024, among The Hagerty Group, LLC, National Association, and JPMorgan Chase Bank, N.A., as Administrative Agent, Issuing Bank and Swing Line Lender (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K (File No. 001-40244), filed with the SEC on May 31, 2024).

10.25*
Fifth Amended and Restated Master Alliance Agreement between the Company, The Hagerty Group, LLC, and Markel Corporation, dated December 18, 2023 (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K (File No. 001-40244), filed with the SEC on December 22, 2023).

10.26†
Form 1 of Restricted Stock Unit Agreement pursuant to the Hagerty, Inc. 2021 Stock Incentive Plan (incorporated by reference to Exhibit 99.3 of the Company's Form S-8 (File No. 333-263989), filed with the SEC on March 30, 2022).

10.27†
Form 2 of Restricted Stock Unit Agreement pursuant to the Hagerty, Inc. 2021 Stock Incentive Plan (incorporated by reference to Exhibit 99.4 of the Company's Form S-8 (File No. 333-263989), filed with the SEC on March 30, 2022).

10.28†
Performance Restricted Stock Unit Agreement pursuant to the Hagerty, Inc. 2021 Stock Incentive Plan (incorporated by reference to Exhibit 99.5 of the Company's Form S-8 (File No. 333-263989), filed with the SEC on March 30, 2022).

10.29†
Amended and Restated Annual Incentive Plan of The Hagerty Group, LLC, effective January 1, 2023, (incorporated by reference to Exhibit 10.33 of the Company's Form 10-K (File No. 001-40244), filed with the SEC on March 12, 2024).

10.30†
Amended and Restated Deferred Incentive Awards Plan of Hagerty Insurance Agency, LLC., effective January 1, 2019, (incorporated by reference to Exhibit 10.34 of the Company's Form 10-K (File No. 001-40244), filed with the SEC on March 12, 2024).

19.1	Hagerty Insider Trading Policy, dated December 13, 2024, filed herewith.
21.1	Subsidiaries of the Company, filed herewith.
23.1	Consent of Deloitte & Touche LLP, independent registered public accountant of the Company, filed herewith.
24.1	Power of Attorney (included on the Signature Pages of this Annual Report on Form 10-K), filed herewith.
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith.
32.1#	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.
32.2#	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.
97.1
Policy for the Recovery of Erroneously Awarded Incentive Compensation, adopted by the Board of the Company dated November 16, 2023, (incorporated by reference to Exhibit 97.1 of the Company’s Form 10-K (File No. 333-263989), filed with the SEC on March 12, 2024).

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

ITEM 16. FORM 10-K SUMMARY

None.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 4, 2025.

HAGERTY, INC.

By:	/s/ McKeel O Hagerty
McKeel O Hagerty
Chairman of the Board and Chief Executive Officer

Power Of Attorney
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints McKeel O Hagerty and Patrick McClymont, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dated indicated.

Name	Title	Date

/s/ McKeel O Hagerty
McKeel O Hagerty	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 4, 2025

/s/ Patrick McClymont
Patrick McClymont	Chief Financial Officer (Principal Financial Officer)	March 4, 2025

/s/ Kevin M. Delaney
Kevin M. Delaney	Chief Accounting Officer and Controller (Principal Accounting Officer)	March 4, 2025

/s/ F. Michael Crowley
F. Michael Crowley	Director	March 4, 2025

/s/ Randall Harbert
Randall Harbert	Director	March 4, 2025

/s/ Laurie L. Harris
Laurie L. Harris	Director	March 4, 2025

/s/ Robert I. Kauffman
Robert I. Kauffman	Director	March 4, 2025

/s/ Sabrina Kay
Sabrina Kay	Director	March 4, 2025

/s/ Anthony J. Kuczinski
Anthony J. Kuczinski	Director	March 4, 2025

/s/ Mika Salmi
Mika Salmi	Director	March 4, 2025

/s/ William H. Swanson
William H. Swanson	Director	March 4, 2025