Form 10-Q
period 2025-03-31
Hagerty, Inc.
filed 2025-05-07
CIK 1840776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The registrant had 90,715,648 shares of Class A Common Stock outstanding and 251,033,906 shares of Class V Common Stock outstanding as of April 25, 2025.

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

We have based these forward-looking statements largely on our current expectations about future events, which may not materialize. Actual results could differ materially and adversely from those anticipated or implied in our forward-looking statements. Some of the factors that could cause actual results to differ from our expectations include the risks and uncertainties described in Item 1A of Part II — Risk Factors of this Quarterly Report and Item 1A of Part I — Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2024, which highlight, among other risks, our ability to:

•compete effectively within our industry and attract and retain our insurance policyholders and paid Hagerty Drivers Club ("HDC") subscribers (collectively, "Members");
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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Hagerty, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended March 31,
	2025	2024

REVENUE:	in thousands (except per share amounts)
Commission and fee revenue	$100,287	$88,840
Earned premium	169,355	151,619
Membership, marketplace and other revenue	49,951	31,249
Total revenue	319,593	271,708
OPERATING EXPENSES:
Salaries and benefits	59,103	56,116
Ceding commissions, net	77,333	70,930
Losses and loss adjustment expenses	71,130	62,356
Sales expense	54,626	39,660
General and administrative expenses	22,185	19,862
Depreciation and amortization	9,488	10,560
Total operating expenses	293,865	259,484
OPERATING INCOME	25,728	12,224
Loss related to warrant liabilities, net	—	(6,140)
Interest and other income (expense), net	7,054	7,244
INCOME BEFORE INCOME TAX EXPENSE	32,782	13,328
Income tax expense	(5,489)	(5,129)
NET INCOME	27,293	8,199
Net income attributable to non-controlling interest	(18,922)	(9,550)
Accretion of Series A Convertible Preferred Stock	(1,875)	(1,838)
NET INCOME (LOSS) ATTRIBUTABLE TO CLASS A COMMON STOCKHOLDERS	$6,496	$(3,189)

Earnings (loss) per share of Class A Common Stock:
Basic	$0.07	$(0.04)
Diluted	$0.07	$(0.04)

Weighted average shares of Class A Common Stock outstanding:
Basic	90,047	84,656
Diluted	346,311	84,656

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
See Note 18 for information regarding Related-Party Transactions.

Hagerty, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three months ended March 31,
	2025	2024

	in thousands
Net income	$27,293	$8,199
Other comprehensive income (loss), net of tax:
Change in net unrealized gain (loss) on available-for-sale investments	4,037	—
Foreign currency translation adjustments	24	(631)
Change in unrealized gain (loss) on interest rate swap	—	37
Other comprehensive income (loss)	4,061	(594)
Comprehensive income	31,354	7,605
Comprehensive income attributable to non-controlling interest	(21,924)	(9,104)
Accretion of Series A Convertible Preferred Stock	(1,875)	(1,838)
Comprehensive income (loss) attributable to Class A Common Stockholders	$7,555	$(3,337)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
See Note 18 for information regarding Related-Party Transactions.

Hagerty, Inc.
Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2025	2024

ASSETS	in thousands (except share amounts)
Current Assets:
Cash and cash equivalents	$127,704	$104,784
Restricted cash and cash equivalents	158,604	128,061
Investments	104,991	73,957
Accounts receivable	97,610	84,763
Premiums receivable	175,522	153,748
Commissions receivable	17,135	20,430
Notes receivable	62,053	45,417
Deferred acquisition costs, net	152,270	156,466
Other current assets	102,044	90,779
Total current assets	997,933	858,405
Investments	481,115	515,570
Notes receivable	11,139	11,555
Property and equipment, net	17,919	18,205
Lease right-of-use assets	43,433	44,485
Intangible assets, net	87,122	90,107
Goodwill	114,127	114,123
Other long-term assets	63,403	56,888
TOTAL ASSETS	$1,816,191	$1,709,338
LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$116,875	$73,383
Losses payable and provision for unpaid losses and loss adjustment expenses	251,920	266,878
Commissions payable	79,315	77,389
Advance premiums and due to insurers	154,009	108,352
Unearned premiums	352,162	357,539
Contract liabilities	32,778	31,905
Total current liabilities	987,059	915,446
Long-term lease liabilities	41,956	43,178
Long-term debt, net	132,596	104,968
Deferred tax liability	18,421	18,065
Contract liabilities	14,834	15,334
Other long-term liabilities	2,130	4,178
TOTAL LIABILITIES	1,196,996	1,101,169
Commitments and Contingencies (Note 19)	—	—
TEMPORARY EQUITY
Preferred stock, $0.0001 par value (20,000,000 shares authorized, 8,483,561 Series A Convertible Preferred Stock issued and outstanding as of March 31, 2025 and December 31, 2024)	86,538	84,663
STOCKHOLDERS' EQUITY
Class A Common Stock, $0.0001 par value (500,000,000 shares authorized, 90,064,663 and 90,032,391 issued and outstanding as of March 31, 2025 and December 31, 2024, respectively)	9	9
Class V Common Stock, $0.0001 par value (300,000,000 authorized, 251,033,906 shares issued and outstanding as of March 31, 2025 and December 31, 2024)	25	25
Additional paid-in capital	606,972	603,780
Accumulated earnings (deficit)	(443,607)	(451,978)
Accumulated other comprehensive income (loss)	(455)	(1,514)
Total stockholders' equity	162,944	150,322
Non-controlling interest	369,713	373,184
Total equity (Note 14)	532,657	523,506
TOTAL LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY	$1,816,191	$1,709,338
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
See Note 18 for information regarding Related-Party Transactions.

Hagerty, Inc.
Condensed Consolidated Statements of Changes in Temporary Equity and Stockholders' Equity (Unaudited)

				Three months ended March 31, 2025
	Temporary Equity		Stockholders' Equity
	Series A Convertible Preferred Stock		Class A Common Stock		Class V Common Stock		Additional Paid in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
in thousands	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2025	8,484	$84,663	90,032	$9	251,034	$25	$603,780	$(451,978)	$(1,514)	$150,322	$373,184	$523,506
Net income	—	—	—	—	—	—	—	8,371	—	8,371	18,922	27,293
Accretion of Series A Convertible Preferred Stock	—	1,875	—	—	—	—	(1,875)	—	—	(1,875)	—	(1,875)
Other comprehensive income	—	—	—	—	—	—	—	—	1,059	1,059	3,002	4,061
Issuance of shares under employee plans, net of shares withheld for employee taxes	—	—	9	—	—	—	(44)	—	—	(44)	—	(44)
Share-based compensation	—	—	—	—	—	—	4,392	—	—	4,392	—	4,392
Exchange of THG units for Class A Common Stock	—	—	24	—	—	—	234	—	—	234	(234)	—
Distributions paid to non-controlling interest holders	—	—	—	—	—	—	—	—	—	—	(24,676)	(24,676)
Reallocation between controlling and non-controlling interest	—	—	—	—	—	—	485	—	—	485	(485)	—
Balance at March 31, 2025	8,484	$86,538	90,065	$9	251,034	$25	$606,972	$(443,607)	$(455)	$162,944	$369,713	$532,657

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
See Note 18 for information regarding Related-Party Transactions.

Hagerty, Inc.
Condensed Consolidated Statements of Changes in Temporary Equity and Stockholders' Equity (Unaudited)

				Three months ended March 31, 2024
	Temporary Equity		Stockholders' Equity
	Series A Convertible Preferred Stock		Class A Common Stock		Class V Common Stock		Additional Paid in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
in thousands	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2024	8,484	$82,836	84,589	$8	251,034	$25	$561,754	$(468,995)	$(88)	$92,704	$317,805	$410,509
Net income (loss)	—	—	—	—	—	—	—	(1,351)	—	(1,351)	9,550	8,199
Accretion of Series A Preferred Stock	—	1,838	—	—	—	—	(1,838)	—	—	(1,838)	—	(1,838)
Other comprehensive loss	—	—	—	—	—	—	—	—	(148)	(148)	(446)	(594)
Issuance of shares under employee plans, net of shares withheld for employee taxes	—	—	67	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	—	—	4,543	—		4,543		4,543
Reallocation between controlling and non-controlling interest	—	—	—	—	—	—	(377)	—	—	(377)	377	—
Balance at March 31, 2024	8,484	$84,674	84,656	$8	251,034	$25	$564,082	$(470,346)	$(236)	$93,533	$327,286	$420,819

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
See Note 18 for information regarding Related-Party Transactions.

Hagerty, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended March 31,
	2025	2024

OPERATING ACTIVITIES:	in thousands
Net income	$27,293	$8,199
Adjustments to reconcile net income to net cash from operating activities:
Loss on disposals of equipment, software and other assets	1,136	—
Loss related to warrant liabilities, net	—	6,140
Depreciation and amortization	9,488	10,560
Provision for deferred taxes	(939)	(571)
Share-based compensation expense	4,392	4,543
Non-cash lease expense	2,109	2,197
Realized (gain) loss on investments, net	315	—
(Accretion) amortization of discount and premium, net	(1,184)	—
Other	1,852	1,140
Changes in operating assets and liabilities:
Accounts, premiums and commissions receivable	(39,394)	42,736
Deferred acquisition costs, net	4,196	4,712
Losses payable and provision for unpaid losses and loss adjustment expenses	(14,958)	5,567
Commissions payable	1,926	(37,669)
Advance premiums and due to insurers	45,257	34,941
Unearned premiums	(5,377)	(4,573)
Operating lease assets and liabilities	(2,252)	(2,282)
Other assets and liabilities, net	9,970	(17,402)
Net Cash Provided by Operating Activities	43,830	58,238
INVESTING ACTIVITIES:
Capital expenditures	(5,389)	(4,538)
Acquisitions, net of cash acquired, and other investments	—	(3,843)
Issuance of notes receivable	(9,886)	(17,828)
Collection of notes receivable	1,650	11,041
Purchases of fixed maturity securities	(39,150)	(2,956)
Proceeds from sales of fixed maturity securities	14,804	—
Proceeds from maturities of fixed maturity securities	33,722	1,075
Purchases of equity securities	(246)	—
Sales of equity securities	247	—
Other investing activities	(233)	(1,238)
Net Cash Used in Investing Activities	(4,481)	(18,287)
FINANCING ACTIVITIES:
Payments on long-term debt	(120,880)	(45,331)
Proceeds from long-term debt, net of issuance costs	160,067	8,098
Distributions paid to non-controlling interest unit holders	(24,676)	—
Funding of TRA liability payments	(223)	—
Funding of employee tax obligations upon vesting of share-based payments	(44)	—
Net Cash Provided by (Used in) Financing Activities	14,244	(37,233)
Effect of exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	(130)	(186)

Change in cash and cash equivalents and restricted cash and cash equivalents	53,463	2,532
Beginning cash and cash equivalents and restricted cash and cash equivalents	232,845	724,276
Ending cash and cash equivalents and restricted cash and cash equivalents	$286,308	$726,808

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

These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

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

As of March 31, 2025 and December 31, 2024, Hagerty, Inc. had economic ownership of 26.1% of THG and is its sole managing member. Hagerty, Inc. reports a non-controlling interest representing the economic interest in THG held by other parties.

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

Refer to Note 5 — Notes Receivable and Note 12 — Long-Term Debt for additional information.

The following table presents the assets and liabilities of the Company's consolidated variable interest entities as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024

ASSETS	in thousands
Cash and cash equivalents	$630	$1,746
Restricted cash and cash equivalents	3,655	1,221
Notes receivable	60,007	49,337
Other assets	1,703	1,961
TOTAL ASSETS	$65,995	$54,265
LIABILITIES
Accounts payable, accrued expenses and other current liabilities (1)	$15,179	$999
Long-term debt, net	19,340	30,193
TOTAL LIABILITIES	$34,519	$31,192

(1)    Accounts payable, accrued expenses and other current liabilities includes the current portion of outstanding borrowings under the BAC Credit Facility (as defined in Note 12 — Long-Term Debt) totaling $12.8 million.

Emerging Growth Company — The Company currently qualifies as an "emerging growth company" under the Jumpstart Our Business Startups Act of 2012 and can delay the adoption of new or revised accounting standards until those standards would apply to private companies.

The Company intends to avail itself of this extended transition period and, therefore, the Company may not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies or have opted out of using such extended transition period. As of March 31, 2025, the Company has not delayed the adoption of any new or revised accounting standards despite qualifying as an emerging growth company.

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

Significant estimates made by management include, but are not limited to: (i) the provision for unpaid losses and loss adjustment expenses, including incurred but not reported ("IBNR") claims (see Note 10); (ii) the valuation of the Company's deferred income tax assets (see Note 17); (iii) the amount of the liability associated with the Tax Receivable Agreement ("TRA") (the "TRA Liability") (see Note 17); (iv) the fair values of the reporting units used in assessing the recoverability of goodwill; and (v) the valuation and useful lives of intangible assets (see Note 9). Although some variability is inherent in these estimates, management believes that the current estimates are reasonable in all material respects. These estimates are reviewed regularly and adjusted as necessary. Adjustments related to changes in estimates are reflected in the Company's results of operations in the period during which those estimates changed.

Segment Information — The Company has one operating segment and one reportable segment with the Chief Executive Officer ("CEO") acting as the Chief Operating Decision Maker ("CODM"). The Company's segment presentation reflects its business activities which place the automotive enthusiast at the center of operating and resource allocation decisions. Accordingly, the CODM evaluates performance and makes resource allocation decisions using a number of consolidated measures, including consolidated net income. The CODM is also regularly provided with information regarding the Company's significant expenses consistent with the level of information provided in the Condensed Consolidated Statements of Operations, as well as information regarding assets consistent with the level of detail provided on the Condensed Consolidated Balance Sheets. The CODM utilizes such consolidated financial information in connection with the Company's budgeting and forecasting process to monitor budget-to-actual variances when evaluating performance, allocating resources, and establishing management compensation.

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents — The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents as of March 31, 2025 and 2024:

	March 31,
	2025	2024

	in thousands
Cash and cash equivalents	$127,704	$131,207
Restricted cash and cash equivalents	158,604	595,601
Total cash and cash equivalents and restricted cash and cash equivalents	$286,308	$726,808

Supplemental Balance Sheet Information

Restricted Assets — The Company's MGA subsidiaries collect premiums from insureds on behalf of insurance carriers. Prior to remittance to the insurance carrier, these funds are required to be held in trust for the benefit of the insurance carriers and segregated from the Company's operating cash.

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

BAC and its consolidated subsidiaries maintain bank accounts that are required for the operation of the BAC Credit Facility (as defined in Note 12 — Long-Term Debt). The funds in these bank accounts represent security under the BAC Credit Facility and their use is restricted to the servicing of the debt outstanding under that facility.

The following table presents the components of the Company's restricted assets as of March 31, 2025 and December 31, 2024:

	Balance Sheet Classification	March 31,	December 31,
		2025	2024

		in thousands
Cash and cash equivalents	Restricted cash and cash equivalents	$158,604	$128,061
Fixed maturity securities	Investments	574,797	577,688
Equity securities	Investments	11,309	11,839
Total restricted assets		$744,710	$717,588

Supplemental Cash Flow Information

The table below presents information regarding the Company's non-cash investing and financing activities, as well as the cash paid for interest and taxes for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025	2024

Non-cash investing activities:	in thousands
Issuance of notes receivable (1)	$9,553	$2,177
Collection of notes receivable (1)	$1,884	$814
Capital expenditures	$908	$687

Non-cash financing activities:
Exchange of THG units for Class A Common Stock (Refer to Note 14)	$234	$—

Cash paid for:
Interest	$1,807	$1,240
Income taxes	$101	$—

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

The issuance of Class A Common Stock resulting from the vesting of restricted stock units ("RSUs") is a non-cash financing activity. Refer to Note 15 — Share-Based Compensation for information related to share-based compensation.

Accounting Standards Not Yet Adopted

Income Taxes — In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-09 - Income Taxes (ASC 740), Improvements to Income Tax Disclosures, which enhances the transparency and decision usefulness of income tax disclosures through changes to the rate reconciliation and income taxes paid information. ASU No. 2023-09 modifies the rules on income tax disclosures to require entities to disclose (i) specific categories in the rate reconciliation, (ii) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign), and (iii) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU No. 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. ASU No. 2023-09 is effective for annual periods beginning after December 15, 2024. The Company will adopt ASU No. 2023-09 starting with the Annual Report on Form 10-K for the year ended December 31, 2025. Upon adoption, the Company will include the required additional disclosures in its Consolidated Financial Statements.

Income Statement Expenses — In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (ASC 220-40), which enables investors to better understand an entity's performance, assessing an entity's prospects for future cash flows, and comparing an entity's performance over time and with that of other entities. ASU No. 2024-03 primarily requires entities to disaggregate, in the notes to financial statements, any relevant expense caption presented in the statement of operations within continuing operations into the following required natural expense categories: purchases of inventory, employee compensation, depreciation, and intangible asset amortization. The new standard does not change the presentation of expense information in the statement of operations. ASU 2024-03 is effective for annual periods beginning after December 15, 2026. The Company is still assessing the impact of ASU No. 2024-03 and, upon adoption, the Company may be required to include certain additional disclosures in its Consolidated Financial Statements.

2 — Revenue

Disaggregation of Revenue — The tables below present the Company's revenue by distribution channel, as well as a reconciliation to total revenue for the three months ended March 31, 2025 and 2024. Commission and fee revenue and contingent commission revenue earned from the agent distribution channel includes revenue generated through the Company's insurance distribution partnerships, as well as its relationships with independent agents and brokers. Commission and fee revenue and contingent commission revenue earned from the direct distribution channel includes revenue generated by Hagerty's employee agents.

	Three months ended March 31, 2025
	Agent	Direct	Total

	in thousands
Commission and fee revenue	$49,092	$40,078	$89,170
Contingent commission revenue	5,784	5,333	11,117
Membership revenue	—	15,346	15,346
Marketplace revenue	—	27,136	27,136
Other revenue	—	5,623	5,623
Total revenue from customer contracts	54,876	93,516	148,392
Earned premium (recognized under ASC 944)			169,355
Finance revenue (recognized under ASC 310)			1,846
Total revenue			$319,593

	Three months ended March 31, 2024
	Agent	Direct	Total

	in thousands
Commission and fee revenue	$44,047	$35,719	$79,766
Contingent commission revenue	5,016	4,058	9,074
Membership revenue	—	13,452	13,452
Marketplace revenue	—	8,925	8,925
Other revenue	—	7,286	7,286
Total revenue from customer contracts	49,063	69,440	118,503
Earned premium (recognized under ASC 944)			151,619
Finance revenue (recognized under ASC 310)			1,586
Total revenue			$271,708

The following tables present Hagerty's revenue disaggregated by geographic area, as well as a reconciliation to total revenue for the three months ended March 31, 2025 and 2024:

	Three months ended March 31, 2025
	U.S.	Canada	Europe	Total

	in thousands
Commission and fee revenue	$84,966	$2,884	$1,320	$89,170
Contingent commission revenue	10,854	—	263	11,117
Membership revenue	14,388	954	4	15,346
Marketplace revenue	24,512	13	2,611	27,136
Other revenue	5,170	166	287	5,623
Total revenue from customer contracts	139,890	4,017	4,485	148,392
Earned premium (recognized under ASC 944)				169,355
Finance revenue (recognized under ASC 310)				1,846
Total revenue				$319,593

	Three months ended March 31, 2024
	U.S.	Canada	Europe	Total

	in thousands
Commission and fee revenue	$76,016	$2,617	$1,133	$79,766
Contingent commission revenue	9,028	—	46	9,074
Membership revenue	12,544	908	—	13,452
Marketplace revenue	8,404	472	49	8,925
Other revenue	6,817	167	302	7,286
Total revenue from customer contracts	112,809	4,164	1,530	118,503
Earned premium (recognized under ASC 944)				151,619
Finance revenue (recognized under ASC 310)				1,586
Total revenue				$271,708

Refer to Note 11 — Reinsurance for information regarding "Earned premium" recognized under ASC Topic 944, Financial Services - Insurance ("ASC 944").

Contract Assets and Liabilities — The following table is a summary of the Company's contract assets and liabilities as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024

	in thousands
Contract assets	$10,851	$15,860
Contract liabilities	$47,612	$47,239

Contract assets, which are reported within "Commissions receivable" on the Condensed Consolidated Balance Sheets, primarily consist of contingent underwriting commission ("CUC") receivables, which are earned throughout the year with 80% of the CUC receivables from Markel Group Inc. ("Markel") settled monthly and the remaining 20% settled annually.

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

3 — Investments

The Company holds a diversified investment portfolio, consisting of fixed maturity securities and, to a much lesser extent, equity securities, with the fixed maturity securities classified as available-for-sale. As of March 31, 2025, all fixed maturity securities had an investment grade rating from at least one nationally recognized rating organization.

Available-for-sale investments

The following tables summarize the Company's available-for-sale investments as of March 31, 2025 and December 31, 2024:

	March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Fixed maturity securities:	in thousands
Corporate	$225,378	$2,584	$(503)	$227,459
U.S. Treasury	149,666	531	(369)	149,828
States and municipalities	29,762	653	—	30,415
Foreign	18,615	115	(6)	18,724
Asset-backed securities	26,454	369	(59)	26,764
Mortgage-backed securities	120,802	1,514	(709)	121,607
Total fixed maturity securities	$570,677	$5,766	$(1,646)	$574,797

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Fixed maturity securities:	in thousands
Corporate	$230,917	$1,226	$(954)	$231,189
U.S. Treasury	146,211	424	(760)	145,875
States and municipalities	31,543	134	(92)	31,585
Foreign	21,022	59	(24)	21,057
Asset-backed securities	23,625	175	(120)	23,680
Mortgage-backed securities	125,351	396	(1,445)	124,302
Total fixed maturity securities	$578,669	$2,414	$(3,395)	$577,688

On a quarterly basis, fixed maturity securities with unrealized losses are reviewed to determine whether the decline in fair value is attributable to a material credit loss. As of March 31, 2025, no credit loss allowance was recorded and all unrealized losses on available-for-sale fixed maturity securities were in such position for less than one year. It is management's intent to hold these investments to recovery, or maturity, if necessary, to recover the decline in valuation as prices accrete to par.

The following table summarizes the contractual maturities of the Company's available-for-sale investments as of March 31, 2025:

	Amortized Cost	Estimated Fair Value

	in thousands
Due in one year or less	$93,420	$93,683
Due after one year through five years	261,468	263,877
Due after five years through ten years	68,533	68,866
Mortgage-backed and asset-backed securities	147,256	148,371
Total fixed maturity securities	$570,677	$574,797

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Net investment income

The following table presents the components of net investment income for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025	2024

Interest income:	in thousands
Cash and cash equivalents and restricted cash and cash equivalents	$2,160	$9,068
Fixed maturity securities	6,985	157
Total interest income	9,145	9,225
Dividends on equity securities	40	—
Gross investment income	9,185	9,225
Investment expenses	(127)	—
Net investment income	$9,058	$9,225

Net realized and unrealized gains (losses) on investments

The table below presents the components of pre-tax net investment gains (losses) included in Net income in the Condensed Consolidated Statements of Operations and the pre-tax change in net unrealized gains (losses) included in the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2025. The gross amounts of realized investment gains and losses on fixed maturity securities were not material to the Condensed Consolidated Financial Statements and are presented on a net basis in the table below.

Three months ended March 31, 2025

Fixed maturity securities:	in thousands
Net realized investment gains (losses)	$215
Equity securities:
Total change in fair value of equity securities	(530)
Net investment gains (losses)	$(315)
Change in net unrealized gains (losses) on available-for-sale investments included in Other comprehensive income (loss):
Fixed maturity securities	$5,098

4 — Fair Value Measurements

Fair value measurements are classified within one of three levels in the fair value hierarchy. The level assigned to a fair value measurement is based on the lowest level input that management judges to be significant to the fair value measurement in its entirety.

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

In the second quarter of 2024, the Company reduced its borrowings under the Prior JPM Credit Facility (as defined in Note 12 — Long-Term Debt) below the $35.0 million notional amount of the interest rate swap and, as a result, the interest rate swap was settled prior to its maturity date.

Warrant liabilities

The Company's Public Warrants were classified as Level 1 within the fair value hierarchy as they were measured utilizing quoted market prices. The Company's Private Warrants, Underwriter Warrants, OTM Warrants, and PIPE Warrants were classified as Level 3 within the fair value hierarchy. The Company utilized a Monte Carlo simulation model to measure the fair value of the Level 3 warrants. The Company's Monte Carlo simulation model included assumptions related to the expected stock price volatility, expected term, dividend yield, and risk-free interest rate.

The following table presents a reconciliation of the Company's warrant liabilities that were classified as Level 3 within the fair value hierarchy for the three months ended March 31, 2024:

	Private Warrants	Underwriter Warrants	OTM Warrants	PIPE Warrants	Total

	in thousands
Balance at December 31, 2023	$476	$53	$3,981	$20,020	$24,530
Change in fair value of warrant liabilities	67	8	654	3,687	4,416
Balance at March 31, 2024	$543	$61	$4,635	$23,707	$28,946

In July 2024, the Company completed an exchange offer under which holders of the Company's warrants were issued 3,876,201 shares of Class A Common Stock in exchange for 19,483,539 warrants, with a nominal cash settlement paid in lieu of fractional shares (the "Warrant Exchange"). No warrants remained outstanding following the completion of the Warrant Exchange.

Summary of assets and liabilities measured at fair value

The fair values of the Company's financial assets and liabilities as of March 31, 2025 and December 31, 2024 are shown in the following tables:

	Estimated Fair Value as of March 31, 2025
	Total	Level 1	Level 2	Level 3

Financial Assets	in thousands
Investments:
Corporate	$227,459	$—	$227,459	$—
U.S. Treasury	149,828	—	149,828	—
States and municipalities	30,415	—	30,415	—
Foreign	18,724	—	18,724	—
Asset-backed securities	26,764	—	26,764	—
Mortgage-backed securities	121,607	—	121,607	—
Common stocks	11,309	11,309	—	—
Total	$586,106	$11,309	$574,797	$—

	Estimated Fair Value as of December 31, 2024
	Total	Level 1	Level 2	Level 3

Financial Assets	in thousands
Investments:
Corporate	$231,189	$—	$231,189	$—
U.S. Treasury	145,875	—	145,875	—
States and municipalities	31,585	—	31,585	—
Foreign	21,057	—	21,057	—
Asset-backed securities	23,680	—	23,680	—
Mortgage-backed securities	124,302	—	124,302	—
Common stocks	11,839	11,839	—	—
Total	$589,527	$11,839	$577,688	$—

5 — Notes Receivable

BAC provides financing solutions to qualified collectors and businesses by structuring loans secured by collector cars. The loans underwritten by BAC include term loans and short-term bridge financings. The loans underwritten by BAC are recorded on the Condensed Consolidated Balance Sheets within "Notes receivable".

Loans carry either a fixed or variable rate of interest and typically require periodic interest payments over the life of the loan with the principal amount due at maturity. Loans have an initial maturity of up to two years, often with an option for the borrower to renew for one year increments, provided the borrower remains in good standing, including maintaining a specified targeted loan-to-value ("LTV") ratio for the loan. As of March 31, 2025, the loans underwritten by BAC were classified as Level 3 within the fair value hierarchy, with the carrying values of the loans approximating their fair values due to the relatively short-term maturities and the variable interest rates associated with most loans. The lending activities of BAC are funded, in part, with borrowings drawn from the BAC Credit Facility, with the remainder funded by the Company's available liquidity. Refer to Note 12 — Long-Term Debt for additional information regarding the BAC Credit Facility.

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

As of March 31, 2025, BAC's net notes receivable balance was $73.2 million, of which $62.1 million was classified within current assets and $11.1 million was classified within long-term assets on the Condensed Consolidated Balance Sheets. As of December 31, 2024, BAC's net notes receivable balance was $57.0 million, of which $45.4 million was classified within current assets and $11.6 million was classified within long-term assets on the Condensed Consolidated Balance Sheets. The classification of a loan as current or long-term is based on the contractual maturity date of the loan as of the balance sheet date.

The table below provides the aggregate LTV ratio for BAC's loan portfolio as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024

	in thousands
Secured loans	$73,192	$56,972
Estimate of collateral value	$123,486	$95,778
Aggregate LTV ratio	59.3%	59.5%

As of March 31, 2025, four borrowers each had loan balances that exceeded 10% of the total loan portfolio. These loans total $36.9 million, representing 50% of the total loan portfolio. The collateral related to these loans was $61.7 million, resulting in an aggregate LTV ratio of 60%.

Management considers a loan to be past due when an interest payment is not paid within 10 business days of the monthly due date, or if the principal amount is not repaid by the contractual maturity date. Typically, a loan becomes past due only for a short period of time during which the loan is renewed or collateral is sold to satisfy the borrower's obligations. As of March 31, 2025 and December 31, 2024, the amount of past due principal and interest payments was not material.

A non-accrual loan is a loan for which future finance revenue is not recorded due to management's determination that it is probable that future interest on the loan will not be collectible. When a loan is placed on non-accrual status, any accrued interest receivable deemed not collectible is reversed against finance revenue. Any cash receipts subsequently received on non-accrual loans are first applied to reduce the recorded principal balance of the loan, with any proceeds in excess of the principal balance then applied to interest and expenses owed by the borrower. As of March 31, 2025 and December 31, 2024, there were no non-accrual loans.

As of March 31, 2025 and December 31, 2024, the allowance for expected credit losses related to the BAC loan portfolio was not material based on management's quarterly risk assessment, which takes into consideration a number of factors including the level of historical losses for similar loans, the quality of the collateral, the low LTV ratio of the loans, management's overall assessment of the current circumstances and risks related to each loan, and, to a lesser extent, the circumstances related to each borrower.

6 — Other Assets

As of March 31, 2025 and December 31, 2024, other assets, current and long-term, consisted of:

	March 31,	December 31,
	2025	2024

	in thousands
Prepaid software-as-a-service ("SaaS") implementation costs	$46,380	$41,110
Prepaid sales, general and administrative expenses	22,227	20,134
Deferred reinsurance premiums ceded	26,806	18,521
Inventory (1)	14,418	18,484
Reinsurance recoverable	19,488	11,927
Other investments	10,571	10,312
Contract costs	9,498	9,399
Accrued investment income	4,031	4,827
Deferred financing costs related to revolving credit facilities	4,011	3,489
Other	8,017	9,464
Other assets	$165,447	$147,667

(1)    Inventory primarily includes vehicles owned by Broad Arrow that have been purchased for resale purposes.

As of March 31, 2025, Other primarily included $2.5 million of collector vehicle investments, $2.0 million related to capitalized digital media content, and a $1.5 million receivable related to a prior year divestiture. As of December 31, 2024, Other primarily included $2.5 million of collector vehicle investments, $2.2 million related to capitalized digital media content, and a $2.0 million tax receivable.

7 — Leases

The following table summarizes the components of the Company's operating lease expense for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025	2024

	in thousands
Operating lease expense (1)	$2,110	$2,197
Short-term lease expense (1)	21	49
Variable lease expense (1) (2)	873	617
Sublease revenue (3)	(301)	(303)
Lease cost, net	$2,703	$2,560

(1)    Classified within "General and administrative expenses" in the Condensed Consolidated Statements of Operations.
(2)    Amounts include payments for maintenance, taxes, insurance, and payments affected by the Consumer Price Index.
(3)    Classified within "Membership, marketplace and other revenue" in the Condensed Consolidated Statements of Operations.

The following tables summarize supplemental balance sheet information related to operating leases as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024

	in thousands
Operating lease ROU assets	$43,433	$44,485

Current lease liabilities (1)	6,746	6,715
Long-term lease liabilities	41,956	43,178
Total operating lease liabilities	$48,702	$49,893

	March 31,	December 31,
	2025	2024

	in thousands
ROU assets obtained in exchange for new operating lease liabilities	$417	$1,317
Weighted average lease term	8.08	8.23
Weighted average discount rate	5.0%	5.0%

(1)    Current lease liabilities are recorded within "Accounts payable, accrued expenses and other current liabilities" on the Condensed Consolidated Balance Sheets.

The following table summarizes information about the amount and timing of the Company's future operating lease commitments as of March 31, 2025:

in thousands
2025	$6,826
2026	8,400
2027	8,013
2028	7,972
2029	6,163
Thereafter	22,432
Total lease payments	59,806
Less: imputed interest	(11,104)
Total lease liabilities	$48,702

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

9 — Intangible Assets

The cost and accumulated amortization of intangible assets as of March 31, 2025 and December 31, 2024 are as follows:

	March 31, 2025
	Weighted average useful life	Gross carrying amount	Accumulated amortization	Net carrying amount

		in thousands
Internally developed software	3.3	$139,650	$(88,388)	$51,262
Renewal rights	9.9	19,228	(8,960)	10,268
Trade names and trademarks	14.1	12,061	(3,694)	8,367
State licenses (1)	Indefinite	11,263	—	11,263
Relationships and customer lists	15.4	7,977	(2,029)	5,948
Other	4.2	1,066	(1,052)	14
Total intangible assets		$191,245	$(104,123)	$87,122

(1)    Represents approved state licenses related to the acquisition of Drivers Edge. Refer to Note 8 — Acquisition for additional details.

	December 31, 2024
	Weighted average useful life	Gross carrying amount	Accumulated amortization	Net carrying amount

		in thousands
Internally developed software	3.3	$136,235	$(82,903)	$53,332
Renewal rights	9.9	19,187	(8,458)	10,729
Trade names and trademarks	14.1	12,061	(3,393)	8,668
State licenses (1)	Indefinite	11,263	—	11,263
Relationships and customer lists	15.4	7,975	(1,896)	6,079
Other	4.2	1,065	(1,029)	36
Total intangible assets		$187,786	$(97,679)	$90,107

(1)    Represents approved state licenses related to the acquisition of Drivers Edge. Refer to Note 8 — Acquisition for additional details.

Intangible asset amortization expense was $6.4 million and $7.4 million for the three months ended March 31, 2025 and 2024, respectively.

Estimated future aggregate amortization expense related to intangible assets as of March 31, 2025 is as follows:

in thousands
2025	$17,252
2026	19,097
2027	15,626
2028	9,772
2029	4,729
Thereafter	9,383
Total	$75,859

10 — Provision for Unpaid Losses and Loss Adjustment Expenses

The following table presents a reconciliation of the beginning and ending provision for unpaid losses and loss adjustment expenses related to Hagerty Re, net of amounts recoverable from various reinsurers:

	Three months ended March 31,
	2025	2024

	in thousands
Gross reserves for unpaid losses and loss adjustment expenses, beginning	$168,492	$136,507
Less: Reinsurance recoverable on unpaid losses and loss adjustment expenses	5,769	2,235
Net reserves for unpaid losses and loss adjustment expenses, beginning	162,723	134,272
Incurred losses and loss adjustment expenses:
Current accident year	71,130	62,356
Total incurred losses and loss adjustment expenses	71,130	62,356
Payments:
Prior accident years	63	—
Total payments	63	—
Effect of foreign currency rate changes	102	(174)
Net reserves for unpaid losses and loss adjustment expenses, ending	233,892	196,454
Reinsurance recoverable on unpaid losses and loss adjustment expenses	17,948	7,621
Gross reserves for unpaid losses and loss adjustment expenses, ending	$251,840	$204,075

Losses and loss adjustment expenses for the three months ended March 31, 2025 includes approximately $10.4 million of pre-tax losses related to the Southern California Wildfires.

Reserving Methodology

The Company records an estimate of quarterly losses and loss adjustment expenses in the Condensed Consolidated Statements of Operations using an annual loss ratio, which is based on statistical analysis performed by our internal and external actuarial team that considers several factors, including projected levels of catastrophe events. Management believes this approach provides a more consistent view of loss experience over the year given the seasonality of Hagerty Re's business. The annual loss ratio is reviewed throughout the year and adjusted, as necessary.

The provision for unpaid losses and loss adjustment expenses recorded on the Condensed Consolidated Balance Sheets represents the difference between management's estimate of the ultimate cost of losses and loss adjustment expenses incurred by Hagerty Re and the amount of paid losses as of the reporting date. These reserves reflect management's best estimate of unpaid losses related to both reported claims and IBNR claims. These reserves also include management's best estimate of all expenses associated with processing and settling reported and unreported claims.

Reserves are reviewed by management quarterly and periodically throughout the year by combining historical results and current actual results to calculate new development factors. Claims are analyzed and reported based on the year in which the loss occurred (i.e., on an accident year basis). Accident year data is classified and utilized within actuarial models to prepare estimates of required reserves for payments to be made in the future.

When estimating reserves, the Company utilizes several actuarial reserving methods which consider historical claim reporting patterns, claim cycle time, claim frequency and severity, claims settlement practices, adequacy of case reserves over time, seasonality, and current economic conditions. Reserve estimates produced by various actuarial reserving methods are further analyzed to determine the actuarial central estimate which represents the expected value over the range of reasonably possible outcomes.

11 — Reinsurance

The following table presents Hagerty Re's total premiums assumed and ceded on a written and earned basis for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025	2024

	in thousands
Premiums written:
Assumed	$175,511	$157,114
Ceded	(19,860)	(22,826)
Net	$155,651	$134,288

Premiums earned:
Assumed	$180,933	$161,687
Ceded	(11,578)	(10,068)
Net	$169,355	$151,619

The following table presents gross, ceded, and net losses and loss adjustment expenses incurred for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025	2024

	in thousands
Gross losses and loss adjustment expenses	$83,326	$67,742
Ceded losses and loss adjustment expenses	(12,196)	(5,386)
Net losses and loss adjustment expenses	$71,130	$62,356

Ceded Reinsurance

Hagerty Re purchases catastrophe reinsurance to protect its capital from large catastrophic events and to provide earnings protection and stability. Hagerty Re renegotiated its catastrophe reinsurance coverage effective January 1, 2025, with terms and limits similar to 2024. The 2025 catastrophe reinsurance program for accounts with total insured values ("TIV") of up to $5.0 million affords coverage in excess of a per event retention of $28.0 million in two layers; $27.0 million excess of $28.0 million, and $50.0 million excess of $55.0 million. Additionally, Hagerty Re purchases facultative reinsurance to cede a portion of the physical damage exposure related to certain high value vehicles.

Hagerty Re cedes 100% of its physical damage exposure on U.S. accounts written or renewed with TIV equal to or greater than $5.0 million ("High-Net-Worth Accounts") via quota share agreements with various reinsurers. These High-Net-Worth Accounts are assumed 100% from a wholly owned subsidiary of Markel. Certain reinsurers involved in these quota share agreements are related parties. Refer to Note 18 — Related-Party Transactions for additional information.

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

12 — Long-Term Debt

As of March 31, 2025 and December 31, 2024, "Long-term debt, net" consisted of the following:

		March 31,	December 31,
	Maturity	2025	2024

		in thousands
2025 JPM Credit Facility	March 2030	$88,762	$—
Prior JPM Credit Facility	October 2026	—	50,296
BAC Credit Facility	December 2026	32,115	30,193
State Farm Term Loan	September 2033	25,000	25,000
Notes payable	2025	815	792
Total debt		146,692	106,281
Less: BAC Credit Facility, current portion		(12,775)	—
Less: Notes payable, current portion		(815)	(792)
Less: Unamortized debt issuance costs related to the State Farm Term Loan		(506)	(521)
Total long-term debt, net		$132,596	$104,968

2025 JPM Credit Facility

In March 2025, THG entered into a credit agreement with JPMorgan Chase Bank, N.A. ("JPM"), as administrative agent, issuing bank and swingline lender, the foreign subsidiary borrowers thereto, and the other financial institutions party thereto as lenders (the "2025 JPM Credit Agreement").

The 2025 JPM Credit Agreement provides for a senior unsecured revolving credit facility (the "2025 JPM Credit Facility") with an aggregate borrowing capacity of $375.0 million. Additionally, the 2025 JPM Credit Agreement provides for (i) the issuance of letters of credit with a $175.0 million sublimit, (ii) borrowings in foreign currencies of up to a $100.0 million sublimit, and (iii) an uncommitted accordion feature of $75.0 million, plus an unlimited amount so long as THG's net leverage ratio is less than 3.25. The 2025 JPM Credit Agreement matures in March 2030, but may be extended if agreed to by THG and the lenders party thereto. Any unpaid balance on the 2025 JPM Credit Facility is due at maturity.

In connection with its entry into the 2025 JPM Credit Agreement, THG used proceeds from the 2025 JPM Credit Facility to repay in full all indebtedness, liabilities and other obligations outstanding under, and terminated, its prior credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, issuing bank and swingline lender, the foreign subsidiary borrowers party thereto, and the other financial institutions party thereto as lenders (the "Prior JPM Credit Agreement"). THG incurred approximately $1.0 million of fees associated with its entry into the 2025 JPM Credit Agreement, which, along with the remaining unamortized fees associated with the Prior JPM Credit Agreement, will be amortized over the agreement's five-year term.

The 2025 JPM Credit Facility accrues interest at the applicable reference rate, primarily Term SOFR, depending on the currency of the borrowing plus an applicable margin determined by the Company's net leverage ratio for the preceding period (as defined in the 2025 JPM Credit Facility). The effective interest rate related to the 2025 JPM Credit Agreement and the Prior JPM Credit Agreement was 5.91% and 6.81% for the three months ended March 31, 2025 and 2024, respectively.

The 2025 JPM Credit Agreement requires THG to, among other things, meet certain financial covenants, including a minimum fixed charge coverage ratio test and a maximum leverage ratio test. As of March 31, 2025, THG was in compliance with these financial covenants.

As of March 31, 2025, the carrying value of the outstanding borrowings under the 2025 JPM Credit Facility approximated its fair value due to the variable interest rates associated with the outstanding borrowings.

BAC Credit Facility

BAC and its wholly owned subsidiary BAC Funding 2023-1, LLC, as borrower, have a revolving credit agreement with a certain lender (the "BAC Credit Agreement"). The BAC Credit Agreement provides for a revolving credit facility (the "BAC Credit Facility"), which has an aggregate borrowing capacity of $75.0 million and is subject to a borrowing base that is determined based on the carrying value of certain BAC notes receivable. As of March 31, 2025, the applicable borrowing base for the BAC Credit Agreement was $32.1 million.

The revolving borrowing period provided by the BAC Credit Agreement expires in December 2025, after which an amortization period will begin when principal payments will be required to be made until the BAC Credit Facility ultimately matures in December 2026. The revolving borrowing period and the maturity date of the BAC Credit Agreement may be extended by one year if requested by BAC and agreed by the administrative agent. BAC is not a borrower or guarantor of the BAC Credit Facility.

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

BAC and BAC Funding 2023-1, LLC are required, among other things, to meet certain financial covenants under the BAC Credit Agreement, including that BAC, as the servicer, maintain a minimum tangible net worth, minimum liquidity balances, and an indebtedness to tangible net worth ratio. As of March 31, 2025, the Company was in compliance with the financial covenants under the BAC Credit Agreement.

As of March 31, 2025, the carrying value of the $32.1 million in outstanding borrowings under the BAC Credit Facility approximated its fair value due to the variable interest rates associated with the outstanding borrowings. The current portion of the outstanding BAC Credit Agreement borrowings is recorded within "Accounts payable, accrued expenses and other current liabilities" on the Condensed Consolidated Balance Sheets.

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

Notes Payable

As of March 31, 2025 and December 31, 2024, the Company had outstanding notes payable, which are used to fund certain loans made by BAC in the United Kingdom ("U.K."), totaling $0.8 million. The effective interest rates for these notes payable is 9.8% with repayment due between August and October 2025. Refer to Note 5 — Notes Receivable for additional information on the lending activities of BAC.

Letters of Credit

As of March 31, 2025, the Company has authorized three letters of credit for a total of $10.8 million for operational purposes, primarily related to Hagerty Re's Section 953(d) tax structuring election, and to a much lesser extent, a requirement under a quota share agreement, and lease down payment support.

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

The Investors include State Farm, Markel, and persons related to Hagerty Holding Corp. ("HHC"). State Farm and Markel are both significant stockholders of the Company, each holding in excess of 5% of the outstanding common stock. McKeel Hagerty is the Company's CEO and the Chairman of its Board of Directors (the "Board"). Mr. Hagerty and Tammy Hagerty may be deemed to control HHC, which is the controlling stockholder of the Company. Prior to and continuing after the Private Placement, each of State Farm and Markel have the right to nominate one director to the Company's Board and HHC has the right to nominate two directors to the Company's Board. Refer to Note 14 — Stockholders' Equity and Note 18 — Related-Party Transactions for additional information.

The net proceeds from the Private Placement after deducting issuance costs of approximately $0.8 million were $79.2 million, which was recorded within Temporary Equity on the Company's Condensed Consolidated Balance Sheets. The Company used the net proceeds from the Private Placement for general corporate purposes.

As of March 31, 2025, the estimated redemption value of the Series A Convertible Preferred Stock was $115.4 million, which represents the maximum cash payment, including cumulative dividends, that would be required to be paid if the Optional Term Redemption provision in the Certificate of Designations, as summarized below, is exercised as of the earliest possible redemption date of June 23, 2028. The decision to redeem the Series A Convertible Preferred Stock for cash is made at the discretion of the Company; however, the Company is controlled by HHC through its voting control of the Company. Accordingly, the redemption of the Series A Convertible Preferred Stock is considered outside the control of the Company and, as a result, the Series A Convertible Preferred Stock is recorded within Temporary Equity on the Company's Condensed Consolidated Balance Sheets.

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

As of March 31, 2025, no shares of Series A Convertible Preferred Stock had been converted and the outstanding shares of Series A Convertible Preferred Stock were convertible into 6,785,410 shares of Class A Common Stock.

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

14 — Stockholders' Equity

Class A Common Stock

Hagerty, Inc. is authorized to issue 500,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. Holders of Class A Common Stock are entitled to one vote for each share. As of March 31, 2025 and December 31, 2024, there were 90,064,663 and 90,032,391 shares of Class A Common Stock issued and outstanding, respectively.

Class V Common Stock

Hagerty, Inc. is authorized to issue 300,000,000 shares of Class V Common Stock with a par value of $0.0001 per share. Class V Common Stock represents voting, non-economic interests in Hagerty, Inc. Holders of Class V Common Stock are entitled to 10 votes for each share. In connection with the business combination that formed Hagerty, Inc. in 2021, shares of Class V Common Stock were issued to HHC and Markel (together, the "Legacy Unit Holders") along with an equivalent number of THG units, as discussed below under "Exchange of THG Units". Each share of Class V Common Stock, together with the corresponding unit of THG, is exchangeable for one share of Class A Common Stock. As of March 31, 2025 and December 31, 2024, there were 251,033,906 shares of Class V Common Stock issued and outstanding.

Preferred Stock

Hagerty, Inc. is authorized to issue 20,000,000 shares of Preferred Stock with a par value of $0.0001 per share. The Board has the authority to issue shares of Preferred Stock with such designations, voting and other rights and preferences as may be determined from time to time. As of March 31, 2025 and December 31, 2024, there were 8,483,561 shares of Preferred Stock issued and outstanding. Refer to Note 13 — Convertible Preferred Stock for additional information.

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

The following table summarizes the changes in ownership of THG units for the periods presented:

	Three months ended March 31,
	2025	2024
THG units held by Hagerty, Inc.
Beginning of period	90,032,391	84,588,536
Issuance of shares under employee plans	8,272	67,003
Exchange of THG units for Class A Common Stock	24,000	—
End of period	90,064,663	84,655,539
Ownership percentage
Beginning of period	26.1%	24.9%
End of period	26.1%	24.9%

THG units held by other unit holders
Beginning of period	255,178,346	255,499,164
Exchange of THG units for Class A Common Stock	(24,000)	—
End of period	255,154,346	255,499,164
Ownership percentage
Beginning of period	73.9%	75.1%
End of period	73.9%	75.1%

Total THG units outstanding	345,219,009	340,154,703

At the end of each reporting period, THG equity attributable to Hagerty, Inc. and the non-controlling interest unit holders, respectively, is reallocated to reflect their current ownership in THG.

Share-Based Compensation

Employees of THG subsidiaries are awarded share-based compensation in the form of RSUs and performance restricted stock units ("PRSUs") under the Company's 2021 Stock Incentive Plan. Upon the vesting of these awards, the employees receive shares of Class A Common Stock and the Company is issued an equivalent number of THG units. Employees of THG subsidiaries may also participate in the Company's 2021 Employee Stock Purchase Plan under which these employees may purchase shares of Class A Common Stock at a discounted price and the Company is issued an equivalent number of THG units.

During the three months ended March 31, 2025 and 2024, the Company received 8,272 and 67,003, respectively, of THG units in connection with shares of Class A Common Stock that were issued as a result of share-based compensation awards vesting under the Company's 2021 Stock Incentive Plan. No shares of Class A Common Stock were issued related to the Company's 2021 Employee Stock Purchase Plan during the three months ended March 31, 2025 and 2024.

Exchange of THG Units

Each THG unit and, if applicable, the associated share of Class V Common Stock, is exchangeable for one share of Class A Common Stock. Accordingly, in connection with any such exchange, Hagerty, Inc. receives a corresponding number of THG units, thereby increasing its ownership interest in THG. Changes in Hagerty, Inc.'s ownership interest in THG while retaining its controlling interest are accounted for as equity transactions. Accordingly, exchanges of THG units by unit holders other than Hagerty, Inc. increase Hagerty, Inc.'s ownership in THG, thereby reducing the amount recorded as "Non-controlling interest" and increasing "Additional paid-in capital".

During the three months ended March 31, 2025, 24,000 THG units were exchanged for an equal number of shares of Class A Common Stock. These exchanges resulted in reductions to "Non-controlling interest" and corresponding increases to "Additional paid-in capital" of $0.2 million representing the fair value of Class A Common Stock on the date of each exchange. No THG units were exchanged during the three months ended March 31, 2024.

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

Distributions to Unit Holders of THG

Under the terms of the THG LLC Agreement, THG is obligated to make tax distributions to its unit holders. During the three months ended March 31, 2025, THG made tax distributions of $24.7 million to non-controlling interest unit holders and $9.7 million of tax distributions to Hagerty, Inc. There were no such tax distributions during the three months ended March 31, 2024.

15 — Share-Based Compensation

The Company's 2021 Stock Incentive Plan provides for the issuance of up to approximately 38.3 million shares of Class A Common Stock to employees and non-employee directors. The 2021 Stock Incentive Plan allows for the issuance of incentive stock options, non-qualified stock options, restricted stock awards, stock appreciation rights, RSUs, and PRSUs. As of March 31, 2025, there were approximately 27.6 million shares available for future grants under the 2021 Stock Incentive Plan.

Share-based compensation expense related to employees is recognized within "Salaries and benefits" in the Condensed Consolidated Statements of Operations. Share-based compensation expense related to non-employee directors is recognized within "General and administrative expenses" in the Condensed Consolidated Statements of Operations. The Company recognizes forfeitures of share-based compensation awards in the period in which they occur.

The following table summarizes share-based compensation expense recognized during the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025	2024

	in thousands
Restricted stock units	$3,202	$3,828
Performance restricted stock units	1,190	715
Total share-based compensation expense	$4,392	$4,543

Restricted Stock Units

RSUs typically vest over a two to five-year period based on the requisite service period. The grant date fair value is determined based on the closing market price of the Class A Common Stock on the business day prior to the grant date and the related share-based compensation expense is recognized over the requisite service period on a straight-line basis.

The following table provides a summary of RSU activity during the three months ended March 31, 2025.

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2024	3,682,679	$9.65
Vested (1)	(12,819)	7.80
Forfeited	(32,345)	9.32
Unvested balance as of March 31, 2025	3,637,515	$9.66

(1)    For the three months ended March 31, 2025, 8,272 shares of Class A Common Stock were issued related to the vesting of RSUs in the period, net of shares withheld for the funding of employee tax obligations.

The following table provides additional data related to RSU award activity during the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025	2024

	in thousands (except years)
Total fair value of shares vested (1)	$100	$711
Unrecognized compensation expense	$25,512	$27,355
Weighted-average period awards are expected to be recognized (in years)	2.72	3.38

(1)    The tax impact related to vested RSUs for the three months ended March 31, 2025 and 2024 was not material to the Company's Condensed Consolidated Financial Statements due to the full valuation allowance on the deferred tax asset for the investment in the assets of THG.

Performance Restricted Stock Units

Market Condition PRSUs

In April 2022, the Company's CEO was granted 3,707,136 market condition PRSUs, which provide him the opportunity to receive up to 3,707,136 shares of Class A Common Stock. The award had a grant date fair value of approximately $19.2 million, which was estimated using a Monte Carlo simulation model. These PRSUs have both market-based and service-based vesting conditions. Shares of Class A Common Stock issuable under this award can be earned based on the achievement of the following stock price targets: (i) 25% of the shares can be earned when the stock price of the Class A Common Stock exceeds $20.00 per share for 60 consecutive days, (ii) 25% of the shares can be earned when the stock price of the Class A Common Stock exceeds $25.00 per share for 60 consecutive days, and (iii) 50% of the shares can be earned when the stock price of the Class A Common Stock exceeds $30.00 per share for 60 consecutive days. These market-based conditions must be met in order for the PRSUs to vest; therefore, it is possible that no shares will ultimately vest. If any of the market-based conditions are met, the PRSUs will vest contingent upon continued service through the earlier of three years after achievement of the stock price target or the end of the seven-year performance period. As of March 31, 2025, no market condition PRSUs had vested.

The Company will recognize the entire $19.2 million of compensation expense for this award over the requisite service period, regardless of whether such market-based conditions are met. As of March 31, 2025, unrecognized compensation expense related to this award was $10.6 million, which the Company expects to recognize over a period of 4.00 years.

The following table summarizes the assumptions and related information used to determine the grant-date fair value of the market condition PRSUs awarded in April 2022:

Inputs	Performance Restricted Stock Units
Weighted average grant-date fair value per share	$5.19
Expected stock volatility	35%
Expected term (in years)	7.0
Risk-free interest rate	2.5%
Dividend yield	—%

Performance Condition PRSUs

In March 2024, the Talent, Culture, and Compensation Committee (the "Compensation Committee") of the Board adopted a new form of PRSU award agreement (the "2024 PRSU Agreement") to be used for awards of PRSUs to certain employees under the Company's 2021 Stock Incentive Plan.

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

The following table provides a summary of the activity related to PRSUs granted under the 2024 PRSU Agreement during the three months ended March 31, 2025. No shares were granted or forfeited during the three months ended March 31, 2025.

	Performance Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2024	295,166	$9.33
Granted	—	—
Forfeited	—	—
Unvested balance as of March 31, 2025	295,166	$9.33

As of March 31, 2025, the maximum number of shares of Class A Common Stock that may be issued with respect to PRSUs granted under the 2024 PRSU Agreement is 590,332, assuming full achievement of the Performance Target.

The following table provides additional data related to performance condition PRSU award activity during the three months ended March 31, 2025:

Three months ended March 31,
2025

in thousands (except years)
Total fair value of shares vested	$—
Unrecognized compensation expense	$3,691
Weighted-average period awards are expected to be recognized (in years)	2.00

Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (the "ESPP") allows substantially all of the Company's employees to purchase shares of Class A Common Stock at a discount. As of March 31, 2025, 228,316 shares had been purchased under the ESPP and there were approximately 11.3 million shares available for future purchases.

16 — Earnings Per Share

Basic earnings (loss) per share is calculated under the Two-Class Method using basic Net income (loss) available to Class A Common Stockholders, divided by the weighted average number of shares of Class A Common Stock outstanding during the period.

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

In periods in which the Company reports a net loss attributable to Class A Common Stockholders, diluted net loss per share attributable to Class A Common Stockholders would be equal to basic net loss per share because potentially dilutive shares of Class A Common Stock are not assumed to be issued if their effect is anti-dilutive.

The following table summarizes the basic and diluted earnings (loss) per share calculations for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025	2024

	in thousands (except per share amounts)
Earnings (Loss) Per Share of Class A Common Stock, Basic
Net income (loss) available to Class A Common Stockholders	$6,041	$(3,189)
Weighted-average shares of Class A Common Stock outstanding	90,047	84,656
Earnings (loss) per share of Class A Common Stockholders, Basic	$0.07	$(0.04)

Earnings (Loss) Per Share of Class A Common Stock, Diluted
Net income (loss) available to Class A Common Stockholders	$22,786	$(3,189)
Weighted-average shares of Class A Common Stock outstanding	346,311	84,656
Earnings (loss) per share of Class A Common Stockholders, Diluted	$0.07	$(0.04)

Net income (loss) available to Class A Common Stockholders
Net income	$27,293	$8,199
Net income attributable to non-controlling interest	(18,922)	(9,550)
Accretion of Series A Convertible Preferred Stock	(1,875)	(1,838)
Undistributed earnings allocated to Series A Convertible Preferred Stock	(455)	—
Net income (loss) available to Class A Common Stockholders, Basic	6,041	(3,189)
Undistributed earnings allocated to Series A Convertible Preferred Stock	—	—
Adjustment for potentially dilutive THG units	16,685	—
Adjustment for potentially dilutive Series A Convertible Preferred Stock	—	—
Adjustment for potentially dilutive share-based compensation awards	60	—
Adjustment for potentially dilutive warrants	—	—
Net income (loss) available to Class A Common Stockholders, Diluted	$22,786	$(3,189)

Weighted Average Shares of Class A Common Stock Outstanding
Weighted average shares of Class A Common Stock outstanding, Basic	90,047	84,656
Adjustment for potentially dilutive THG units	255,172	—
Adjustment for potentially dilutive Series A Convertible Preferred Stock	—	—
Adjustment for potentially dilutive share-based compensation awards	1,092	—
Adjustment for potentially dilutive warrants	—	—
Weighted average shares of Class A Common Stock outstanding, Diluted	346,311	84,656

The following table summarizes the weighted average potential shares of Class A Common Stock excluded from diluted earnings (loss) per share of Class A Common Stock as their effect would be anti-dilutive:

	Three months ended March 31,
	2025	2024

	in thousands
THG units	—	255,499
Series A Convertible Preferred Stock	6,785	6,785
Unvested shares associated with share-based compensation awards	4,297	8,283
Warrants	—	19,484
Total	11,082	290,051

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

Bermuda — Hagerty Re made an irrevocable election under Section 953(d) of the IRC, as amended, to be taxed as a U.S. domestic corporation. As a result, Hagerty Re is subject to U.S. taxation on its world-wide income as if it were a U.S. corporation. In accordance with an agreement between Hagerty Re and the IRS, Hagerty Re established an irrevocable letter of credit with the Internal Revenue Service ("IRS") in 2021.

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

Income Tax Expense — For the three months ended March 31, 2025 and 2024, income tax expense reflected in the Condensed Consolidated Statements of Operations differs from the tax computed by applying the statutory U.S. federal rate of 21% to "Income before income tax expense" as follows:

	Three months ended March 31,
	2025		2024

	in thousands (except percentages)
Income tax expense at statutory rate	$6,884	21%	$2,799	21%
State taxes	572	2%	23	—%
(Income) loss not subject to entity-level taxes	(915)	(3)%	35	—%
Foreign rate differential	505	2%	(223)	(2)%
Change in valuation allowance	(25)	—%	1,002	8%
(Gain) loss related to warrant liabilities, net	—	—%	1,290	10%
Permanent items	18	—%	208	2%
Effect of changes in tax rates	(1,312)	(4)%	—	—%
Other, net	(238)	(1)%	(5)	—%
Income tax expense	$5,489	17%	$5,129	39%

Deferred Tax Assets — As of March 31, 2025 and December 31, 2024, the Company had deferred tax assets of $146.2 million and $148.1 million, respectively, related to the difference between the outside tax basis and book basis of its investment in the assets of THG. The Company's deferred tax assets are reduced by a valuation allowance when management believes it is more likely than not that some, or all, of the deferred tax assets will not be realized.

The Company evaluates the realizability of its deferred tax assets on a quarterly basis using all available evidence, both positive and negative. The realization of deferred tax assets is dependent on the Company's ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. After considering all positive and negative evidence of taxable income in the carryback and carryforward periods, as permitted by law, as of March 31, 2025 and December 31, 2024, management concluded that it is more likely than not that certain deferred tax assets, including the deferred tax asset for the investment in the assets of THG, will not be realized. As a result, the Company recorded a valuation allowance of $174.6 million and $176.2 million against its deferred tax assets as of March 31, 2025 and December 31, 2024, respectively.

Given the Company's recent history of earnings and anticipated future earnings, management believes there is a reasonable possibility that, within the next twelve months, sufficient positive evidence may become available to allow management to reach a conclusion that a significant portion of the valuation allowance recorded against the U.S. deferred tax assets will be reversed. Reversal of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense in the period the reversal is recorded. In addition, a corresponding increase to the estimated value of the liability related to the TRA Liability, may be required to be recognized with the resulting expense recorded within "Interest and other income (expense), net" in the Condensed Consolidated Statements of Operations. The exact timing and amount of the valuation allowance reversal, and any corresponding increase to the TRA Liability, are subject to change on the basis of the level of profitability that is actually achieved.

Tax Examinations — The Company is subject to taxation and files income tax returns in the U.S. federal jurisdiction, as well as many state and foreign jurisdictions. As of March 31, 2025, tax years 2020 to 2023 are subject to examination by various tax authorities. With few exceptions, as of March 31, 2025, the Company is no longer subject to U.S. federal, state, local or foreign examinations for years before 2020. THG is currently under audit by the IRS for the 2021 tax year.

The Canadian Revenue Agency closed its examinations of the Company for the 2018 tax year in March 2024 and for the 2020-2022 tax years in February 2025, with no changes to previously filed tax returns.

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

As of March 31, 2025 and 2024, the Company did not have any unrecognized tax benefits and had no material accrued interest or penalties related to uncertain tax positions. If recorded, interest and penalties would be recorded within "Income tax expense" in the Condensed Consolidated Statements of Operations.

Tax Receivable Agreement Liability — In connection with the consummation of the business combination that formed Hagerty, Inc. in 2021, Hagerty, Inc. entered into a TRA with the Legacy Unit Holders. The TRA provides for payment to the Legacy Unit Holders of 85% of the U.S. federal, state and local income tax savings realized by Hagerty, Inc. as a result of the increases in tax basis and certain other tax benefits as outlined in the Business Combination Agreement upon the exchange of THG units and shares of Hagerty, Inc. Class V Common Stock for shares of Hagerty, Inc. Class A Common Stock or cash. The Business Combination Agreement is provided as Exhibit 2.1, incorporated by reference within Item 6. Exhibits, in this Quarterly Report. In connection with the filing of its 2019 income tax return THG made an election under Section 754 of the IRC for each taxable year in which TRA exchanges occur. This election cannot be revoked without the permission of the IRS Commissioner and will be in place for any future exchange of THG units. The remaining 15% cash tax savings resulting from the basis adjustments will be retained by Hagerty, Inc.

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

As of March 31, 2025 and December 31, 2024, the estimated value of the TRA Liability was $2.0 million and $2.2 million, respectively, principally recorded within "Other long-term liabilities" on the Condensed Consolidated Balance Sheets. During the three months ended March 31, 2025, Hagerty, Inc. made TRA payments of $0.2 million to the Legacy Unit Holders. There were no such TRA payments during the three months ended March 31, 2024.

18 — Related-Party Transactions

As of March 31, 2025, Markel and State Farm had the following equity interests in Hagerty and, as a result, are considered related parties:

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

Markel

Alliance Agreement

The Company and Markel have an alliance agreement (the "Markel Alliance Agreement") and associated agency agreement pursuant to which policies sold by Hagerty's U.S. MGAs are underwritten by Essentia Insurance Company and reinsured with Evanston Insurance Company ("Evanston"), both of which are wholly owned subsidiaries of Markel.

The following tables provide information related to Markel-affiliated "Due to insurer" liabilities and "Commission revenue" associated with the Markel Alliance Agreement:

	March 31,	December 31,
	2025	2024

	in thousands (except percentages)
Due to insurer	$103,458	$78,792
Percent of total	94%	94%

	Three months ended March 31,
	2025	2024

	in thousands (except percentages)
Commission revenue	$93,973	$83,669
Percent of total	95%	95%

Refer to Note 2 — Revenue for information on related party balances within "Commissions receivable," which primarily consist of CUC receivables due from Markel.

Reinsurance Agreement

Hagerty Re has a quota share agreement with Evanston to assume approximately 80% of the risks written through the Company's U.S. MGAs, with the exception of High-Net-Worth Accounts in which Hagerty Re assumes 100% of the risk. Refer to Note 11 — Reinsurance for additional information on the Company's reinsurance programs.

The following tables summarize all balances related to the Company's reinsurance business with Markel subsidiaries:

	March 31,	December 31,
	2025	2024

Assets:	in thousands
Premiums receivable	$171,650	$150,436
Commissions receivable	1,125	489
Deferred acquisition costs, net	157,314	160,360
Other current assets	4,431	2,926
Total assets	$334,520	$314,211
Liabilities:
Accounts payable, accrued expenses and other current liabilities	$1,995	$806
Losses payable and provision for unpaid losses and loss adjustment expenses	239,662	254,422
Commissions payable	77,692	76,001
Unearned premiums	343,183	347,501
Total liabilities	$662,532	$678,730

	Three months ended March 31,
	2025	2024

Revenue:	in thousands
Earned premium	$175,061	$156,120
Expenses:
Ceding commission, net	$79,467	$72,363
Losses and loss adjustment expenses	79,911	65,155
Total expenses	$159,378	$137,518

Pursuant to the terms of the quota share agreement with Evanston, Hagerty Re maintains assets in trust for the benefit of Evanston. These assets are included within "Restricted cash and cash equivalents" and "Investments" on the Company's Condensed Consolidated Balance Sheets. The assets held in trust for the benefit of Evanston totaled $576.6 million and $589.2 million as of March 31, 2025 and December 31, 2024, respectively.

State Farm

Alliance Agreement

Hagerty has a 10-year master alliance agreement and associated managing general underwriter agreement with State Farm, under which State Farm Classic+ policies are offered to State Farm's customers through State Farm agents. This program began issuing policies in four initial states in September 2023, with additional states planned for 2025 and 2026. Under the master alliance agreement, State Farm paid Hagerty an advanced commission of $20.0 million, which is being recognized as "Commission and fee revenue" over the remaining life of the arrangement. In addition, the Company is paid a commission for underwriting, binding coverage, and issuing State Farm Classic+ policies and can offer HDC memberships to State Farm Classic+ customers, providing Hagerty with an additional revenue opportunity. Commission revenue associated with State Farm Classic+ policies was not material to the Company's Condensed Consolidated Financial Statements for the three months ended March 31, 2025 and 2024.

Reinsurance Agreement

Hagerty Re has a quota share agreement to cede 50% of the risk assumed from a subsidiary of Markel in relation to High-Net-Worth Accounts to Oglesby Reinsurance Company, a wholly owned subsidiary of State Farm. Refer to Note 11 — Reinsurance for additional information on the Company's reinsurance programs.

The following tables summarize all balances related to the risk ceded by Hagerty Re to State Farm subsidiaries:

	March 31,	December 31,
	2025	2024

Assets:	in thousands
Commissions receivable	$2,724	$2,095
Deferred acquisition costs, net (1)	(4,854)	(4,448)
Other current assets (2)	18,532	14,758
Total assets	$16,402	$12,405
Liabilities:
Accounts payable, accrued expenses and other current liabilities	$5,238	$4,028
Total liabilities	$5,238	$4,028

(1)    Represents unearned ceding commission received from State Farm subsidiaries.
(2)    Represents unearned deferred ceded premium and reinsurance recoverables from State Farm subsidiaries.

	Three months ended March 31,
	2025	2024

Revenue:	in thousands
Earned premium (1)	$(4,456)	$(3,953)
Expenses:
Ceding commission, net (2)	$(2,317)	$(2,055)
Losses and loss adjustment expenses (3)	(6,087)	(2,791)
Total expenses	$(8,404)	$(4,846)

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

20 — Subsequent Events

Management has evaluated subsequent events through May 7, 2025, which is the date these Condensed Consolidated Financial Statements were issued, and no material subsequent events were identified that are required to be reported.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K ("Annual Report") and our Condensed Consolidated Financial Statements and related Notes included in Item 1 of Part I of this Quarterly Report. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Please refer to the section in this Quarterly Report entitled "Cautionary Statement Regarding Forward-Looking Statements".

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

Business Review

We are reviewing certain components of our operations, which in 2023 and 2024 resulted in the sale or reorganization of certain businesses, including Hagerty Garage + Social, DriveShare, and Motorsport Reg ("MSR"). This initiative supports our strategy to prioritize investments and resources in the areas of our business that offer the strongest growth and profit potential. As a result of this review, in 2023, we recognized approximately $4.0 million of losses and impairments related to actions taken with respect to Hagerty Garage + Social and DriveShare. We may incur additional losses and/or impairment charges in future periods as a result of actions which we may take related to this review.

Financial Highlights

For the three months ended March 31, 2025, we reported Net income of $27.3 million, representing a $19.1 million, or 232.9%, increase compared to the prior year, and Adjusted EBITDA (a non-GAAP financial measure) of $39.6 million, representing a $12.3 million, or 44.9%, increase compared to the prior year. These improvements are primarily attributable to 11.9% growth in Written Premium, which drove a 12.9% increase in Commission and fee revenue and an 11.7% increase in Earned premium. The comparison to the prior year is also favorably impacted by a higher level of Broad Arrow inventory sales, including cars acquired from The Academy of Art University Collection, which were sold at auction in February 2025.

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

	Three months ended March 31,
	2025	2024	Change

Operational Metrics	dollars in thousands (except per share amounts)
Total Written Premium (1)	$244,327	$218,286	$26,041	11.9%
Hagerty Re Loss Ratio (2)	42.0%	41.1%	0.9%	N/M
Hagerty Re Combined Ratio (3)	88.5%	88.5%	—%	N/M
New Business Count — Insurance (4)	55,309	59,286	(3,977)	(6.7)%

GAAP Financial Measures
Total Revenue	$319,593	$271,708	$47,885	17.6%
Operating Income	$25,728	$12,224	$13,504	110.5%
Net Income	$27,293	$8,199	$19,094	232.9%
Basic Earnings (Loss) Per Share	$0.07	$(0.04)	$0.11	N/M
Diluted Earnings (Loss) Per Share	$0.07	$(0.04)	$0.11	N/M

Non-GAAP Financial Measures
Adjusted EBITDA (5)	$39,608	$27,327	$12,281	44.9%
Adjusted Earnings Per Share (5)	$0.08	$0.04	$0.04	100.0%

N/M = Not meaningful

	March 31,	December 31,
	2025	2024	Change

Operational Metrics
Policies in Force (6)	1,524,927	1,506,451	18,476	1.2%
Policies in Force Retention (7)	89.0%	89.0%	—%	—%
Vehicles in Force (8)	2,609,209	2,576,700	32,509	1.3%
HDC Paid Member Count (9)	889,390	875,822	13,568	1.5%
Net Promoter Score (10)	82	82	—	—%

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
(2)    Hagerty Re Loss Ratio is the ratio of (i) Hagerty Re's losses and loss adjustment expenses to (ii) its earned premium. Hagerty Re Loss Ratio allows us to evaluate our historical loss patterns and make necessary and appropriate adjustments. Refer to "Losses and Loss Adjustment Expenses" below within "Components of Our Results of Operations" for additional information regarding our quarterly estimate of losses and loss adjustment expenses.
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
(5)    Refer to "Non-GAAP Financial Measures" below for a description of this non-GAAP financial measure and a reconciliation to the most comparable GAAP measure.
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
(8)    Vehicles in Force represents the number of current insured vehicles as of the end of the period. Vehicles in Force is an important metric to assess our financial performance because insured vehicle growth drives revenue growth and increases market penetration.
(9)    HDC Paid Member Count represents the number of current Members who pay an annual membership subscription as of the end of the period. HDC Paid Member Count is an important metric because it helps us measure membership revenue growth and provides an opportunity to customize our value proposition and benefits to specific types of enthusiasts, both by demographic and vehicle interest.
(10)    Net Promoter Score ("NPS") is an important measure of the overall strength of our relationship with insurance policyholders and paid HDC subscribers (collectively referred to as "Members"). NPS is measured twice annually through a web-based survey sent by email invitation to a random sample of existing Members, which currently excludes customers in our marketplace business, and is reported annually using an average of the two surveys. Often referred to as a barometer of brand loyalty and engagement, NPS is well-known in our industry as a strong indicator of growth and retention.

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

Under the terms of our contracts with certain insurance carrier partners, we have the opportunity to earn a contingent underwriting commission based on the results of the book of business, including the level of written or earned premium and loss ratio. Contingent underwriting commissions ("CUC") are recognized in the period that the policy is issued based on our estimate of the amount that we will become entitled to receive during the calendar year such that a significant reversal of revenue is not probable.

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

Our marketplace business earns fee-based revenue primarily from the sale of collector cars and enthusiast vehicles through live auctions, time-based digital auctions, and brokered private sales. From time-to-time, we also earn revenue from the sale of collector cars and enthusiast vehicles that have been opportunistically acquired for resale. In addition, we also earn finance revenue from loans made to qualified collectors and businesses secured by their collector cars.

Fee-based marketplace revenue is recognized when the underlying sale is completed, which is generally upon the matching of a seller and buyer in a legally binding auction or private sale transaction. Revenue from the sale of acquired collector cars and enthusiast vehicles is recognized at the point in time when title and control of the vehicle is transferred to the buyer, which is generally upon collection of the full purchase price. Finance revenue is recognized over time as earned based on the amount of the outstanding loan, the applicable interest rate on the loan, and the length of time the loan was outstanding during the period.

Operating Expenses

Salaries and benefits

Salaries and benefits consist primarily of costs related to employee compensation, payroll taxes, employee benefits, and employee development costs. Employee compensation includes wages, as well as various forms of incentive compensation, including share-based compensation. Employee benefits primarily include the cost of our retirement, medical, dental, wellness, and severance plans. Costs related to employee education, training, and recruiting are included in employee development costs. Salaries and benefits are expensed as incurred except for costs that are required to be capitalized, which are amortized over the useful life of the asset created, such as internally developed software and software-as-a-service ("SaaS") implementation costs. Salaries and benefits are expected to increase in dollar amount over time as the business continues to grow but will likely decrease as a percent of revenue.

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

Losses and loss adjustment expenses

Losses and loss adjustment expenses represent our best estimate of the losses and associated settlement costs related to the risks assumed by Hagerty Re. Losses consist of claims paid, case reserves, and incurred but not reported costs, which are recorded net of estimated recoveries from reinsurance, salvage and subrogation. Loss adjustment expenses consist of the cost associated with processing and settling claims.

We record an estimate of quarterly losses and loss adjustment expenses in the Condensed Consolidated Statements of Operations using an annual loss ratio, which is based on statistical analysis performed by our internal and external actuarial team and considers several factors, including projected levels of catastrophe events. Management believes this approach provides a more consistent view of loss experience over the year given the seasonality of Hagerty Re's business. The annual loss ratio is reviewed throughout the year and adjusted, as necessary.

Sales expense

Sales expense includes costs related to the sale and servicing of insurance policies, as well as costs related to our membership and marketplace offerings, such as broker expense, cost of sales, promotion expense, and travel and entertainment expenses. Broker expense is the compensation paid to our agent partners and national broker partners when an insurance policy is written by our MGA subsidiaries through a broker relationship. Broker expense generally tracks with written premium growth. Cost of sales includes payment processing fees, emergency roadside service costs, postage and other variable costs associated with the sale and servicing of a policy. Cost of sales also includes the cost of acquired vehicles sold through our marketplace business, sales commissions related to our marketplace business, as well as interest expense and borrowing costs associated with the Broad Arrow Capital LLC ("BAC") credit facility ("BAC Credit Facility"). Promotion expense includes various costs related to branding, events, advertising, marketing, and customer acquisition. Sales expenses, in general, are expensed as incurred and will trend with revenue growth.

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

Depreciation and amortization

Depreciation and amortization reflects the recognition of the cost of our investments in various assets over their useful lives. Depreciation expense relates to computer hardware, furniture and equipment, and leasehold improvements. Amortization relates to internally developed software, SaaS implementation costs, and finite-lived intangible assets associated with acquisitions. Depreciation and amortization are expected to increase in dollar amount over time but will likely decrease as a percent of revenue as investments in platform technology reach scale.

Other Items

Loss related to warrant liabilities, net

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

Interest and other income (expense), net

Interest and other income (expense), net primarily includes interest income related to cash balances and fixed maturity securities, realized gains or losses from the sale of fixed maturity securities, and realized and unrealized gains and losses related to equity securities. Additionally, Interest and other income (expense), net includes interest expense related to outstanding borrowings, primarily related to our current and prior revolving credit facilities with JPMorgan Chase Bank, N.A. ("JPM"), as well as the State Farm Term Loan (as defined in Note 12 — Long-Term Debt in Item 1 of Part I of this Quarterly Report), and changes in the value of the liability related to our Tax Receivable Agreement ("TRA") (the "TRA Liability") with Hagerty Holding Corp. ("HHC") and Markel Group Inc. ("Markel") (together the "Legacy Unit Holders"). Refer to Note 17 — Taxation in Item 1 of Part I of this Quarterly Report for additional information related to the TRA.

Income tax expense

The Hagerty Group, LLC ("THG") is taxed as a pass-through ownership structure under provisions of the Internal Revenue Code ("IRC") and a similar section of state income tax law. As such, any taxable income or loss generated by THG is passed through to and included in the taxable income or loss of THG unit holders, including Hagerty, Inc.

Hagerty, Inc. is taxed as a corporation and pays corporate federal, state, and local taxes with respect to income allocated from THG. Hagerty, Inc., Hagerty Insurance Holdings, Inc., Broad Arrow Group, Inc. ("Broad Arrow"), Hagerty Radwood, Inc., and various foreign subsidiaries are treated as taxable entities and income taxes are provided where applicable. Hagerty Insurance Holdings, Inc. files a consolidated tax return with its wholly owned corporate subsidiaries Hagerty Re and Drivers Edge Insurance Company ("Drivers Edge").

Three Months Ended March 31, 2025 compared to the Three Months Ended March 31, 2024

The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024, and the dollar and percentage change between the two periods:

	Three months ended March 31,
	2025	2024	$ Change	% Change

REVENUE:	in thousands (except percentages)
Commission and fee revenue	$100,287	$88,840	$11,447	12.9%
Earned premium	169,355	151,619	17,736	11.7%
Membership, marketplace and other revenue	49,951	31,249	18,702	59.8%
Total revenue	319,593	271,708	47,885	17.6%
OPERATING EXPENSES:
Salaries and benefits	59,103	56,116	2,987	5.3%
Ceding commissions, net	77,333	70,930	6,403	9.0%
Losses and loss adjustment expenses	71,130	62,356	8,774	14.1%
Sales expense	54,626	39,660	14,966	37.7%
General and administrative expenses	22,185	19,862	2,323	11.7%
Depreciation and amortization	9,488	10,560	(1,072)	(10.2)%
Total operating expenses	293,865	259,484	34,381	13.2%
OPERATING INCOME	25,728	12,224	13,504	110.5%
Loss related to warrant liabilities, net	—	(6,140)	6,140	100.0%
Interest and other income (expense), net	7,054	7,244	(190)	(2.6)%
INCOME BEFORE INCOME TAX EXPENSE	32,782	13,328	19,454	146.0%
Income tax expense	(5,489)	(5,129)	(360)	7.0%
NET INCOME	$27,293	$8,199	$19,094	232.9%

Revenue

Commission and fee revenue

Commission and fee revenue was $100.3 million for the three months ended March 31, 2025, an increase of $11.4 million, or 12.9%, compared to 2024. This increase was driven by policy renewals, which contributed $11.9 million to the year-over-year improvement, partially offset by a $0.5 million decrease in revenue related to new policies.

The increase in revenue from policy renewals was primarily driven by a 16.6% increase in underlying policy premiums, as well as continued strong policy retention. The increase in renewal policy premiums is a result of rate increases in several states due to inflation and higher vehicle repair costs, both of which contribute to higher premiums and, in turn, higher commission revenue.

The decrease in revenue from new policies was primarily driven by a 6.7% decrease in new business count, the effect of which was partially offset by rate increases in several states due to inflation and higher vehicle repair costs.

Commission and fee revenue from agent sources increased $5.8 million, or 11.8%, and Commission and fee revenue from direct sources increased $5.6 million, or 14.2%, during the three months ended March 31, 2025. Commission rates vary based on geography, but do not differ by distribution channel (i.e., whether they are direct-sourced or agent-sourced).

Earned premium

Earned premium at Hagerty Re was $169.4 million for the three months ended March 31, 2025, an increase of $17.7 million, or 11.7%, compared to 2024. This increase was primarily due to continued growth of subject premiums written through our MGA subsidiaries, which increased $21.4 million, or 10.8%, compared to the three months ended March 31, 2024.

The following tables present premiums assumed by Hagerty Re and the related quota share percentages for the three months ended March 31, 2025 and 2024:

	Three months ended March 31, 2025
	U.S.	Canada	U.K.	Total

	in thousands (except percentages)
Subject premium (1)	$211,868	$7,512	$6	$219,386
Quota share percentage	81.0%	50.0%	80.0%	80.0%
Assumed premium in Hagerty Re	171,750	3,756	5	175,511
Reinsurance premiums ceded				(19,860)
Net assumed premium				155,651
Change in unearned premiums				5,422
Change in deferred reinsurance premiums				8,282
Earned premium				$169,355

	Three months ended March 31, 2024
	U.S.	Canada	U.K.	Total

	in thousands (except percentages)
Subject premium (1)	$191,066	$6,955	$—	$198,021
Quota share percentage	81.0%	35.0%	80.0%	79.3%
Assumed premium in Hagerty Re	154,680	2,434	—	157,114
Reinsurance premiums ceded				(22,826)
Net assumed premium				134,288
Change in unearned premiums				4,573
Change in deferred reinsurance premiums				12,758
Earned premium				$151,619

(1)    Represents the portion of total written premium written by our MGA subsidiaries that is subject to reinsurance agreements between our insurance carrier partners and Hagerty Re.

Membership, marketplace and other revenue

Membership, marketplace and other revenue was $50.0 million for the three months ended March 31, 2025, an increase of $18.7 million, or 59.8%, compared to 2024.

Membership fee revenue was $15.3 million for the three months ended March 31, 2025, an increase of $1.9 million, or 14.1%, compared to 2024. This increase was primarily due to a $1.8 million, or 14.2%, increase in revenue attributable to new insurance policies issued with a bundled HDC membership. For the three months ended March 31, 2025 and 2024, membership fees were 30.7% and 43.0%, respectively, of total Membership, marketplace and other revenue.

Marketplace revenue was $29.0 million for the three months ended March 31, 2025, an increase of $18.5 million, or 175.8%, compared to 2024. This improvement was principally due to a higher level of inventory sales, including cars acquired from The Academy of Art University Collection, which were sold at auction in February 2025. For the three months ended March 31, 2025 and 2024, Marketplace revenue was 58.0% and 33.6%, respectively, of total Membership, marketplace and other revenue.

Other revenue, which primarily includes sponsorship, admission, advertising, valuation, and sublease revenue, was $5.6 million for the three months ended March 31, 2025, a decrease of $1.7 million, or 22.8%, compared to 2024. This decrease was primarily attributable to the loss of registration fee revenue attributable to MSR, which was sold in the second quarter of 2024, as well as a lower level of sponsorship revenue and a decrease in admission revenue due to poor weather at this year's Amelia Concours d'Elegance. For the three months ended March 31, 2025 and 2024, other revenue was 11.3% and 23.3%, respectively, of total Membership, marketplace and other revenue.

Costs and Expenses

Salaries and benefits

Salaries and benefits were $59.1 million for the three months ended March 31, 2025, an increase of $3.0 million, or 5.3%, compared to 2024. This increase was primarily due to annual merit increases, which occur in the second quarter of each year, as well as increased headcount year over year.

Ceding commissions, net

Ceding commissions, net was $77.3 million for the three months ended March 31, 2025, an increase of $6.4 million, or 9.0%, compared to 2024. This increase is primarily attributable to the 11.7% increase in Earned premium discussed above.

The following table summarizes the components of Ceding commissions, net for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025	2024

	in thousands (except percentages)
Ceding commission:
Ceding commission – reinsurance assumed	$82,038	$74,752
Ceding commission – reinsurance ceded	(4,705)	(3,822)
Ceding commissions, net	$77,333	$70,930
Percentage of earned premium	45.7%	46.8%

Losses and loss adjustment expenses

Losses and loss adjustment expenses were $71.1 million for the three months ended March 31, 2025, an increase of $8.8 million, or 14.1%, compared to 2024. This increase was primarily driven by the 11.7% increase in Hagerty Re Earned premium discussed above.

For the three months ended March 31, 2025, our loss ratio was 42.0%, including the impact of $10.4 million of pre-tax catastrophe losses resulting from the Southern California wildfires in January 2025. For the three months ended March 31, 2024, our loss ratio was 41.1%, including the impact of catastrophe losses.

Sales expense

Sales expense was $54.6 million for the three months ended March 31, 2025, an increase of $15.0 million, or 37.7%, compared to 2024. This increase was due, in part, to a $12.3 million increase in cost of sales, predominantly as a result of a higher level of marketplace inventory sales, as well as a $0.6 million increase in sales commissions, consistent with revenue growth within the marketplace business. In addition, broker expense increased $1.7 million, consistent with the written premium growth within the agent insurance distribution channel.

General and administrative expenses

General and administrative expenses were $22.2 million for the three months ended March 31, 2025, an increase of $2.3 million, or 11.7%, compared to 2024, primarily due to an increase in software-related costs.

Depreciation and amortization

Depreciation and amortization expense was $9.5 million for the three months ended March 31, 2025, a decrease of $1.1 million, or 10.2%, compared to 2024. The decrease was primarily driven by a smaller base of in-service fixed assets and finite-lived intangible assets as of March 31, 2025, when compared to the same period in 2024.

Loss related to warrant liabilities, net

During the three months ended March 31, 2024, Loss related to warrant liabilities, net was a $6.1 million loss as a result of the change in fair value of our then outstanding warrant liabilities. There were no warrants outstanding during the three months ended March 31, 2025 as a result of the Warrant Exchange transaction that was completed in July 2024. Refer to Note 4 — Fair Value Measurements in Item 1 of Part I of this Quarterly Report for additional information with respect to our warrants.

Interest and other income (expense), net

The following table summarizes the components of Interest and other income (expense), net for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025	2024	$ Change	% Change

	in thousands (except percentages)
Interest income	$9,145	$9,225	$(80)	(0.9)%
Interest expense	(1,908)	(1,371)	537	39.2%
Net investment gains (losses)	(315)	—	(315)	N/M
Other income (expense), net	132	(610)	742	121.6%
Interest and other income (expense), net	$7,054	$7,244	$(190)	(2.6)%

N/M = Not meaningful

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

Our effective income tax rate for the three months ended March 31, 2025 was 17%, a decrease of 22% from 39% for the three months ended March 31, 2024. The decrease in our effective income tax rate was primarily due to a higher level of earnings attributed to the non-controlling interest holders of THG, which are not included in the taxable income of Hagerty, Inc, as well as the year-over-year impact of the valuation allowance recorded against our deferred tax assets and non-deductible losses related to our warrant liabilities in the prior year.

For the three months ended March 31, 2025, income tax expense was $5.5 million, representing an increase of $0.4 million, or 7.0%, compared to the three months ended March 31, 2024. This increase was primarily due to an increase in pre-tax income of $1.8 million, or 7.3%, within Hagerty Re. Refer to Note 17 — Taxation in Item 1 of Part I of this Quarterly Report for additional information with respect to items affecting our effective tax rate.

Liquidity and Capital Resources

Maintaining a strong balance sheet and capital position is a top priority for us. As a holding company without direct operations, we manage liquidity globally and across all operating subsidiaries.

Sources and Uses of Liquidity

Our sources of liquidity include our: (i) balances of cash and cash equivalents; (ii) net working capital; (iii) cash flows from operations; (iv) borrowings from the 2025 JPM Credit Facility (as defined below) to fund the general corporate needs of THG and its subsidiaries; and (v) borrowings from the BAC Credit Facility (as defined below) to fund a portion of the lending activities of BAC.

Our primary liquidity needs and capital requirements include cash required for: (i) funding the business operations of THG and its subsidiaries; (ii) funding strategic investments and acquisitions; (iii) servicing and repayment of borrowings under the 2025 JPM Credit Facility, the BAC Credit Facility, and the unsecured term loan credit facility with State Farm Mutual Automobile Insurance Company ("State Farm") (the "State Farm Term Loan"); (iv) funding potential cash dividend payments on the Series A Convertible Preferred Stock; (v) payment of income taxes; (vi) funding required distributions paid to the non-controlling interest unit holders of THG; and (vii) funding required payments to Legacy Unit Holders under the TRA.

As of March 31, 2025, we believe that our sources of liquidity will be sufficient to provide an adequate level of capital to support our anticipated short and long-term commitments, operating needs, and capital requirements.

Financing Arrangements

2025 JPM Credit Facility

In March 2025, THG entered into a credit agreement with JPM as administrative agent, issuing bank and swingline lender, the foreign subsidiary borrowers thereto, and the other financial institutions party thereto as lenders (the "2025 JPM Credit Agreement").

The 2025 JPM Credit Agreement provides for a senior unsecured revolving credit facility (the "2025 JPM Credit Facility") with an aggregate borrowing capacity of $375.0 million. The 2025 JPM Credit Agreement matures in March 2030, but may be extended if agreed to by THG and the lenders party thereto. Any unpaid balance on the 2025 JPM Credit Facility is due at maturity. As of March 31, 2025, total outstanding borrowings under the 2025 JPM Credit Facility were $88.8 million.

The 2025 JPM Credit Agreement requires us to, among other things, meet certain financial covenants, including a minimum fixed charge coverage ratio test and a maximum leverage ratio test. As of March 31, 2025, we were in compliance with these financial covenants.

BAC Credit Facility

BAC and its wholly owned subsidiary BAC Funding 2023-1, LLC, as borrower, have a revolving credit agreement with a certain lender (the "BAC Credit Agreement"). The BAC Credit Agreement provides for a revolving credit facility (the "BAC Credit Facility"), which has an aggregate borrowing capacity of $75.0 million and is subject to a borrowing base that is determined based on the carrying value of certain BAC notes receivable. As of March 31, 2025, the applicable borrowing base and outstanding borrowings for the BAC Credit Agreement were $32.1 million.

The revolving borrowing period provided by the BAC Credit Agreement expires in December 2025, after which an amortization period will begin when principal payments will be required to be made until the BAC Credit Facility ultimately matures in December 2026. The revolving borrowing period and the maturity date of the BAC Credit Agreement may be extended by one year if requested by BAC and agreed by the administrative agent. BAC is not a borrower or guarantor of the BAC Credit Facility.

In connection with the BAC Credit Agreement, BAC and certain of its subsidiaries may transfer originated notes receivable to wholly owned, bankruptcy remote special purpose entities (each, an "SPE") to secure the borrowings. The assets transferred to SPEs are legally isolated from us and our other (non-SPE) subsidiaries. Accordingly, those assets are not available to satisfy our debts or other obligations our recourse under the BAC Credit Agreement is limited.

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

BAC and BAC Funding 2023-1, LLC are required, among other things, to meet certain financial covenants under the BAC Credit Agreement, including that BAC, as the servicer, maintain a minimum tangible net worth, minimum liquidity balances, and an indebtedness to tangible net worth ratio. As of March 31, 2025, we were in compliance with the financial covenants under the BAC Credit Agreement.

Refer to Note 12 — Long-Term Debt in Item 1 of Part I of this Quarterly Report for additional information related to the 2025 JPM Credit Agreement and BAC Credit Agreement.

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

For a discussion of the risks associated with our holding company structure, refer to Item 1A. Risk Factors — Risks Related to Tax — "We are a holding company, and our only material asset is our interest in THG, and we will therefore be dependent upon distributions made by THG to pay taxes, make payments under the TRA and pay other expenses." in our Annual Report.

Capital Restrictions

Our reinsurance company, Hagerty Re, is subject to the Bermuda Solvency Capital Requirement ("BSCR"), which establishes a target capital level and enhanced capital requirements for each insurer. As of March 31, 2025, Hagerty Re maintained sufficient statutory capital and surplus to comply with the BSCR.

Similarly, our U.S. insurance company subsidiary, Drivers Edge, which holds certificates of authority in 38 states, is subject to state-specific minimum capital and surplus requirements, as well as risk-based capital ("RBC") requirements. RBC levels are reported on an annual basis. As of March 31, 2025, Drivers Edge maintained sufficient capital and surplus levels to comply with state insurance regulations.

Dividend Restrictions

Under Bermuda law, Hagerty Re is prohibited from declaring or issuing a dividend if it fails to meet its minimum solvency margin or minimum liquidity ratio. Prior approval from the BMA is also required if Hagerty Re's proposed dividend payments would exceed 25% of its prior year-end total statutory capital and surplus. Based on these restrictions, during 2025, Hagerty Re can pay $67.9 million in dividends without prior BMA approval; however, the amount that Hagerty Re can pay in dividends is further limited by the amount of unrestricted cash held in its operating account, which totaled $38.1 million as of March 31, 2025. As of March 31, 2025, there were no plans to issue dividends from Hagerty Re.

Similarly, state statutes restrict the amount of dividends that Drivers Edge may pay without prior approval of state insurance regulators. As of March 31, 2025, there were no plans to issue dividends from Drivers Edge and a change in such plans may require regulatory approval.

Comparative Cash Flows

The following table summarizes our cash flow data for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025	2024	$ Change	% Change

	in thousands (except percentages)
Net Cash Provided by Operating Activities	$43,830	$58,238	$(14,408)	(24.7)%
Net Cash Used in Investing Activities	$(4,481)	$(18,287)	$13,806	75.5%
Net Cash Provided by (Used in) Financing Activities	$14,244	$(37,233)	$51,477	138.3%

Operating Activities

Cash provided by operating activities primarily consists of Net income, adjusted for non-cash items, and changes in working capital balances. Net cash provided by operating activities for the three months ended March 31, 2025 and 2024 is presented below:

	Three months ended March 31,
	2025	2024	$ Change	% Change

	in thousands (except percentages)
Net income	$27,293	$8,199	$19,094	232.9%
Non-cash adjustments to Net income	17,169	24,009	(6,840)	(28.5)%
Changes in operating assets and liabilities	(632)	26,030	(26,662)	(102.4)%
Net Cash Provided by Operating Activities	$43,830	$58,238	$(14,408)	(24.7)%

Net cash provided by operating activities for the three months ended March 31, 2025 was $43.8 million, a decrease of $14.4 million, or 24.7%, compared to 2024. This decrease was due to a $26.7 million decrease in cash from operating assets and liabilities, partially offset by a $12.3 million increase in Net income, net of non-cash adjustments. The $6.8 million decrease in non-cash adjustments to Net income was primarily the result of a $6.1 million fair value loss related to our warrant liabilities in the prior year. There was no such charge in the current year as our warrants were settled in connection with the consummation of the Warrant Exchange in the third quarter of 2024.

The $26.7 million decrease in net cash from operating assets and liabilities was primarily driven by the timing of the settlement of CUC receivables and payables, which resulted in a $31.9 million net decrease in operating cash flows, as well as claim payments made by Hagerty Re in the first quarter of 2025 related to Hurricane Helene and Hurricane Milton. This decrease in net cash from operating assets and liabilities was partially offset by a $10.3 million increase in advance premiums and due to insurers as a result of the growth in Written Premium.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2025 decreased by $13.8 million when compared to 2024, reflecting net cash proceeds received from the sale and maturity of debt securities.

Financing Activities

Cash from financing activities for the three months ended March 31, 2025 increased $51.5 million when compared to 2024 primarily due to net proceeds received from credit facility borrowings, partially offset by $24.7 million in required distributions to THG non-controlling interest unit holders.

Tax Receivable Agreement

We expect to have adequate capital resources to meet the requirements and obligations under the TRA entered into with the Legacy Unit Holders. The TRA requires us to pay Legacy Unit Holders 85% of the amount of cash savings, if any, under U.S. federal, state and local income tax or franchise tax realized as a result of (i) any increase in tax basis of Hagerty, Inc.'s assets resulting from (a) the purchase of THG units from any of the Legacy Unit Holders using the net proceeds from any future offering, (b) redemptions or exchanges by the Legacy Unit Holders of Class V Common Stock and THG units for shares of Class A Common Stock, or (c) payments under the TRA, and (ii) tax benefits related to imputed interest deemed arising as a result of payments made under the TRA.

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

During the three months ended March 31, 2025, the Company made TRA payments of $0.2 million. No such payments were made during the three months ended March 31, 2024.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements as of March 31, 2025.

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

New Accounting Standards

New accounting standards are described in Note 1 — Basis of Presentation and Accounting Policies in Item 1 of Part I of this Quarterly Report, which are incorporated herein by reference.

Non-GAAP Financial Measures

Adjusted EBITDA

We define Adjusted EBITDA as consolidated Net income, excluding net interest and other income (expense), income tax expense, and depreciation and amortization, further adjusted to exclude (i) net gains and losses related to our warrant liabilities prior to the Warrant Exchange; (ii) share-based compensation expense; and when applicable, (iii) restructuring, impairment and related charges; (iv) gains, losses and impairments related to divestitures; and (v) certain other unusual items. Refer to Note 4 — Fair Value Measurements in Item 1 of Part I of this Quarterly Report for additional information regarding the Warrant Exchange.

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

The following table reconciles Adjusted EBITDA to the most directly comparable GAAP measure, which is Net income:

	Three months ended March 31,
	2025	2024

	in thousands
Net income	$27,293	$8,199
Interest and other (income) expense, net (1) (2)	(7,054)	(7,244)
Income tax expense	5,489	5,129
Depreciation and amortization	9,488	10,560
EBITDA	35,216	16,644
Loss related to warrant liabilities, net	—	6,140
Share-based compensation expense	4,392	4,543
Adjusted EBITDA	$39,608	$27,327

(1)    Excludes interest expense related to the BAC Credit Facility, which is recorded within "Sales expense" in the Condensed Consolidated Statements of Operations.
(2)    Includes interest income and net investment income related to our investment portfolio.

Adjusted EPS

We define Adjusted Earnings Per Share ("Adjusted EPS") as consolidated Net income, excluding net gains and losses related to our warrant liabilities prior to the Warrant Exchange, divided by our outstanding and total potentially dilutive securities, which includes (i) the weighted average issued and outstanding shares of Class A Common Stock; (ii) all issued and outstanding non-controlling interest units of THG; (iii) all issued and outstanding shares of our Series A Convertible Preferred Stock on an as-converted basis; (iv) all unissued share-based compensation awards; and (v) all unexercised warrants outstanding prior to the Warrant Exchange. Refer to Note 4 — Fair Value Measurements in Item 1 of Part I of this Quarterly Report for additional information regarding the Warrant Exchange.

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

The following table reconciles Adjusted EPS to the most directly comparable GAAP measure, which is Basic EPS:

	Three months ended March 31,
	2025	2024

	in thousands (except per share amounts)
Numerator:
Net income (loss) available to Class A Common Stockholders (1)	$6,041	$(3,189)
Accretion of Series A Convertible Preferred Stock	1,875	1,838
Undistributed earnings allocated to Series A Convertible Preferred Stock	455	—
Net income attributable to non-controlling interest	18,922	9,550
Consolidated net income	27,293	8,199
Loss related to warrant liabilities, net	—	6,140
Adjusted consolidated net income (2)	$27,293	$14,339

Denominator:
Weighted average shares of Class A Common Stock outstanding (1)	90,047	84,656
Total potentially dilutive securities outstanding:
Non-controlling interest THG units	255,154	255,499
Series A Convertible Preferred Stock, on an as-converted basis	6,785	6,785
Total unissued share-based compensation awards	7,935	8,256
Total warrants outstanding	—	19,484
Potentially dilutive shares outstanding	269,874	290,024
Fully dilutive shares outstanding (2)	359,921	374,680

Basic EPS (1)	$0.07	$(0.04)

Adjusted EPS (2)	$0.08	$0.04

(1)    Numerator and Denominator, respectively, of the GAAP measure Basic EPS
(2)    Numerator and Denominator, respectively, of the non-GAAP measure Adjusted EPS

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk during the three months ended March 31, 2025. For a discussion of our exposure to market risk, refer to the market risk disclosures set forth in Item 7A of Part II, "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report.

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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Controls Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the three months ended March 31, 2025, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Rising interest rates and the imposition of tariffs on imported goods could increase costs, reduce consumer spending on collector cars and related services, and negatively impact our business, results of operations and financial condition.

Our business depends on consumer demand for collectible cars and related services, which may decline in response to unfavorable economic conditions, such as high inflation or interest rates, or changes in trade and regulatory policies. Consumer spending on discretionary items, such as collector cars and related services, may be influenced by various factors beyond our control, such as unemployment, income levels, consumer confidence, and financial market volatility. When economic conditions deteriorate, consumers may reduce or postpone their spending on collector cars and related services, which could lower the demand for our products and services. Moreover, changes in tariffs, trade policy, or laws and policies affecting foreign trade, manufacturing, development and investment could increase our costs. For example, the recent imposition of tariffs on certain imported goods could affect the availability and cost of parts to repair our insureds' vehicles, which could impact our cost of claims, insurance premiums and customer satisfaction. While we have not yet identified direct effects from the recent changes in tariffs and other trade measures in our business, the long-term consequences of these actions remain uncertain and could negatively affect both the overall economy and our business. Any prolonged downturns in the economy or decreases in consumer demand for collector cars and related services could materially adversely affect our business, results of operations, and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Trading Arrangements of Directors and Executive Officers

During the three months ended March 31, 2025, no director or executive officer of the Company has adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6 OF PART II EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial statements and financial statement schedules filed as part of this report are listed in the index included in Item 1 of Part I of this Quarterly Report.

(b) Exhibits. As required by Item 601 of Regulation S-K, the following are exhibits to this report.

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

10.1*
Credit Agreement, dated as of March 7, 2025, among The Hagerty Group, LLC, the Foreign Subsidiary Borrowers party hereto, the Lenders party hereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K (File No. 001-40244), filed with the SEC on March 10, 2025).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a).
32.1#	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2#	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL).

*	The schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request. In addition, portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K because the registrant customarily and actually treats that information as private or confidential and the omitted information is not material.
#	This certification is not deemed filed for the purpose of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 7, 2025.

HAGERTY, INC.

By:	/s/ McKeel O Hagerty
McKeel O Hagerty
Chief Executive Officer

HAGERTY, INC.

By:	/s/ Patrick McClymont
Patrick McClymont
Chief Financial Officer