Form 10-Q
period 2025-06-30
Hagerty, Inc.
filed 2025-08-04
CIK 1840776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The registrant had 90,942,223 shares of Class A Common Stock outstanding and 251,033,906 shares of Class V Common Stock outstanding as of July 25, 2025.

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
•complete the proposed fronting arrangement with Markel Group Inc. (together with its subsidiaries, "Markel") and achieve its intended benefits;

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Hagerty, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

REVENUE:	in thousands (except per share amounts)
Commission and fee revenue	$143,287	$128,816	$243,574	$217,656
Earned premium	177,785	157,612	347,140	309,231
Membership, marketplace and other revenue	47,627	26,797	97,578	58,046
Total revenue	368,699	313,225	688,292	584,933
OPERATING EXPENSES:
Salaries and benefits	64,062	57,693	123,165	113,809
Ceding commissions, net	82,938	73,446	160,271	144,376
Losses and loss adjustment expenses	75,213	64,729	146,343	127,085
Sales expense	67,380	47,990	122,006	87,650
General and administrative expenses	22,574	21,373	44,759	41,235
Depreciation and amortization	8,833	10,014	18,321	20,574
Gain related to divestiture	—	(87)	—	(87)
Total operating expenses	321,000	275,158	614,865	534,642
OPERATING INCOME	47,699	38,067	73,427	50,291
Loss related to warrant liabilities, net	—	(1,941)	—	(8,081)
Interest and other income (expense), net	5,664	12,342	12,718	19,586
INCOME BEFORE INCOME TAX EXPENSE	53,363	48,468	86,145	61,796
Income tax expense	(6,161)	(5,811)	(11,650)	(10,940)
NET INCOME	47,202	42,657	74,495	50,856
Net income attributable to non-controlling interest	(36,229)	(32,279)	(55,151)	(41,829)
Accretion of Series A Convertible Preferred Stock	(1,875)	(1,839)	(3,750)	(3,677)
NET INCOME ATTRIBUTABLE TO CLASS A COMMON STOCKHOLDERS	$9,098	$8,539	$15,594	$5,350

Earnings per share of Class A Common Stock:
Basic	$0.09	$0.09	$0.16	$0.06
Diluted	$0.09	$0.09	$0.16	$0.06

Weighted average shares of Class A Common Stock outstanding:
Basic	90,698	85,687	90,374	85,171
Diluted	90,698	85,687	91,247	86,072

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
See Note 21 for information regarding Related-Party Transactions.

Hagerty, Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	in thousands
Net income	$47,202	$42,657	$74,495	$50,856
Other comprehensive income (loss), net of tax:
Change in net unrealized gain on available-for-sale investments	1,048	748	5,085	748
Foreign currency translation adjustments	1,683	(196)	1,707	(827)
Change in unrealized loss on interest rate swap	—	(2,271)	—	(2,234)
Other comprehensive income (loss)	2,731	(1,719)	6,792	(2,313)
Comprehensive income	49,933	40,938	81,287	48,543
Comprehensive income attributable to non-controlling interest	(38,243)	(30,991)	(60,167)	(40,095)
Accretion of Series A Convertible Preferred Stock	(1,875)	(1,839)	(3,750)	(3,677)
Comprehensive income attributable to Class A Common Stockholders	$9,815	$8,108	$17,370	$4,771

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
See Note 21 for information regarding Related-Party Transactions.

Hagerty, Inc.
Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2025	2024

ASSETS	in thousands (except share amounts)
Current Assets:
Cash and cash equivalents	$140,300	$104,784
Restricted cash and cash equivalents	190,286	128,061
Investments	119,326	73,957
Accounts receivable	107,925	84,763
Premiums receivable	249,830	153,748
Commissions receivable	27,362	20,430
Notes receivable	83,478	45,417
Deferred acquisition costs, net	178,430	156,466
Other current assets	116,047	90,779
Total current assets	1,212,984	858,405
Investments	482,248	515,570
Notes receivable	17,931	11,555
Property and equipment, net	17,259	18,205
Lease right-of-use assets	42,549	44,485
Intangible assets, net	86,732	90,107
Goodwill	114,165	114,123
Other long-term assets	66,707	56,888
TOTAL ASSETS	$2,040,575	$1,709,338
LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$138,349	$73,383
Losses payable and provision for unpaid losses and loss adjustment expenses	259,050	266,878
Ceding commissions payable	113,080	77,389
Advance premiums and due to insurers	188,403	108,352
Unearned premiums	410,496	357,539
Contract liabilities	36,602	31,905
Total current liabilities	1,145,980	915,446
Long-term lease liabilities	40,903	43,178
Long-term debt, net	153,383	104,968
Deferred tax liability	21,857	18,065
Contract liabilities	14,334	15,334
Other long-term liabilities	3,267	4,178
TOTAL LIABILITIES	1,379,724	1,101,169
Commitments and Contingencies (Note 22)	—	—
TEMPORARY EQUITY
Preferred stock, $0.0001 par value (20,000,000 shares authorized, 8,483,561 Series A Convertible Preferred Stock issued and outstanding as of June 30, 2025 and December 31, 2024)	82,813	84,663
STOCKHOLDERS' EQUITY
Class A Common Stock, $0.0001 par value (500,000,000 shares authorized, 90,715,648 and 90,032,391 issued and outstanding as of June 30, 2025 and December 31, 2024, respectively)	9	9
Class V Common Stock, $0.0001 par value (300,000,000 authorized, 251,033,906 shares issued and outstanding as of June 30, 2025 and December 31, 2024)	25	25
Additional paid-in capital	604,621	603,780
Accumulated earnings (deficit)	(432,634)	(451,978)
Accumulated other comprehensive income (loss)	262	(1,514)
Total stockholders' equity	172,283	150,322
Non-controlling interest	405,755	373,184
Total equity (Note 17)	578,038	523,506
TOTAL LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY	$2,040,575	$1,709,338
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
See Note 21 for information regarding Related-Party Transactions.

Hagerty, Inc.
Condensed Consolidated Statements of Changes in Temporary Equity and Stockholders' Equity (Unaudited)

				Three months ended June 30, 2025
	Temporary Equity		Stockholders' Equity
	Series A Convertible Preferred Stock		Class A Common Stock		Class V Common Stock		Additional Paid in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
in thousands	Shares	Amount	Shares	Amount	Shares	Amount
Balance at April 1, 2025	8,484	$86,538	90,065	$9	251,034	$25	$606,972	$(443,607)	$(455)	$162,944	$369,713	$532,657
Net income	—	—	—	—	—	—	—	10,973	—	10,973	36,229	47,202
Accretion of Series A Convertible Preferred Stock	—	1,875	—	—	—	—	(1,875)	—	—	(1,875)	—	(1,875)
Dividends related to Series A Convertible Preferred Stock	—	(5,600)	—	—	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	—	717	717	2,014	2,731
Issuance of shares under employee plans, net of shares withheld for employee taxes	—	—	597	—	—	—	(2,119)	—	—	(2,119)	—	(2,119)
Share-based compensation	—	—			—	—	5,146	—	—	5,146	—	5,146
Exchange of THG units for Class A Common Stock	—	—	54	—	—	—	478	—	—	478	(478)	—
Distributions paid to non-controlling interest unit holders	—	—	—	—	—	—	—	—	—	—	(5,704)	(5,704)
Reallocation between controlling and non-controlling interest	—	—	—	—	—	—	(3,981)	—	—	(3,981)	3,981	—
Balance at June 30, 2025	8,484	$82,813	90,716	$9	251,034	$25	$604,621	$(432,634)	$262	$172,283	$405,755	$578,038

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
See Note 21 for information regarding Related-Party Transactions.

Hagerty, Inc.
Condensed Consolidated Statements of Changes in Temporary Equity and Stockholders' Equity (Unaudited)

				Six months ended June 30, 2025
	Temporary Equity		Stockholders' Equity
	Series A Convertible Preferred Stock		Class A Common Stock		Class V Common Stock		Additional Paid in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
in thousands	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2025	8,484	$84,663	90,032	$9	251,034	$25	$603,780	$(451,978)	$(1,514)	$150,322	$373,184	$523,506
Net income	—	—	—	—	—	—	—	19,344	—	19,344	55,151	74,495
Accretion of Series A Convertible Preferred Stock	—	3,750	—	—	—	—	(3,750)	—	—	(3,750)	—	(3,750)
Dividends related to Series A Convertible Preferred Stock	—	(5,600)	—	—	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	—	1,776	1,776	5,016	6,792
Issuance of shares under employee plans, net of shares withheld for employee taxes	—	—	606	—	—	—	(2,163)	—	—	(2,163)	—	(2,163)
Share-based compensation	—	—	—	—	—	—	9,538	—	—	9,538	—	9,538
Exchange of THG units for Class A Common Stock	—	—	78	—	—	—	712	—	—	712	(712)	—
Distributions paid to non-controlling interest unit holders	—	—	—	—	—	—	—	—	—	—	(30,380)	(30,380)
Reallocation between controlling and non-controlling interest	—	—	—	—	—	—	(3,496)	—	—	(3,496)	3,496	—
Balance at June 30, 2025	8,484	$82,813	90,716	$9	251,034	$25	$604,621	$(432,634)	$262	$172,283	$405,755	$578,038

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
See Note 21 for information regarding Related-Party Transactions.

Hagerty, Inc.
Condensed Consolidated Statements of Changes in Temporary Equity and Stockholders' Equity (Unaudited)

				Three months ended June 30, 2024
	Temporary Equity		Stockholders' Equity
	Series A Convertible Preferred Stock		Class A Common Stock		Class V Common Stock		Additional Paid in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
in thousands	Shares	Amount	Shares	Amount	Shares	Amount
Balance at April 1, 2024	8,484	$84,674	84,656	$8	251,034	$25	$564,082	$(470,346)	$(236)	$93,533	$327,286	$420,819
Net income	—	—	—	—	—	—	—	10,378	—	10,378	32,279	42,657
Accretion of Series A Convertible Preferred Stock	—	1,839	—	—	—	—	(1,839)	—	—	(1,839)	—	(1,839)
Dividends related to Series A Convertible Preferred Stock	—	(5,600)	—	—	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	—	—	(431)	(431)	(1,288)	(1,719)
Issuance of shares under employee plans, net of shares withheld for employee taxes	—	—	916	—	—	—	(4,588)	—	—	(4,588)	—	(4,588)
Share-based compensation	—	—	—	—	—	—	4,383	—	—	4,383	—	4,383
Exchange of THG units for Class A Common Stock	—	—	131	—	—	—	1,172	—	—	1,172	(1,172)	—
Distributions paid to non-controlling interest unit holders	—	—	—	—	—	—	—	—	—	—	(5,320)	(5,320)
Reallocation between controlling and non-controlling interest	—	—	—	—	—	—	(8,170)	—	—	(8,170)	8,170	—
Balance at June 30, 2024	8,484	$80,913	85,703	$8	251,034	$25	$555,040	$(459,968)	$(667)	$94,438	$359,955	$454,393

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
See Note 21 for information regarding Related-Party Transactions.

Hagerty, Inc.
Condensed Consolidated Statements of Changes in Temporary Equity and Stockholders' Equity (Unaudited)

				Six months ended June 30, 2024
	Temporary Equity		Stockholders' Equity
	Series A Convertible Preferred Stock		Class A Common Stock		Class V Common Stock		Additional Paid in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
in thousands	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2024	8,484	$82,836	84,589	$8	251,034	$25	$561,754	$(468,995)	$(88)	$92,704	$317,805	$410,509
Net income	—	—	—	—	—	—	—	9,027	—	9,027	41,829	50,856
Accretion of Series A Convertible Preferred Stock	—	3,677	—	—	—	—	(3,677)	—	—	(3,677)	—	(3,677)
Dividends related to Series A Convertible Preferred Stock	—	(5,600)	—	—	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	—	—	(579)	(579)	(1,734)	(2,313)
Issuance of shares under employee plans, net of shares withheld for employee taxes	—	—	983	—	—	—	(4,588)	—	—	(4,588)	—	(4,588)
Share-based compensation	—	—	—	—	—	—	8,926	—	—	8,926	—	8,926
Exchange of THG units for Class A Common Stock	—	—	131	—	—	—	1,172	—	—	1,172	(1,172)	—
Distributions paid to non-controlling interest unit holders	—	—	—	—	—	—	—	—	—	—	(5,320)	(5,320)
Reallocation between controlling and non-controlling interest	—	—	—	—	—	—	(8,547)	—	—	(8,547)	8,547	—
Balance at June 30, 2024	8,484	$80,913	85,703	$8	251,034	$25	$555,040	$(459,968)	$(667)	$94,438	$359,955	$454,393

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
See Note 21 for information regarding Related-Party Transactions.

Hagerty, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended June 30,
	2025	2024

OPERATING ACTIVITIES:	in thousands
Net income	$74,495	$50,856
Adjustments to reconcile net income to net cash from operating activities:
Loss on disposals of equipment, software and other assets	1,211	—
Loss related to warrant liabilities, net	—	8,081
Increase (decrease) in tax receivable agreement liability	3,078	—
Depreciation and amortization	18,321	20,574
Provision for deferred taxes	2,061	1,984
Share-based compensation expense	9,538	8,926
Non-cash lease expense	4,226	4,038
Realized (gain) loss on investments, net	(879)	(548)
(Accretion) amortization of discount and premium, net	(2,316)	(769)
Other	355	1,312
Changes in operating assets and liabilities:
Accounts, premiums and commissions receivable	(148,883)	(39,306)
Deferred acquisition costs, net	(21,964)	(17,670)
Losses payable and provision for unpaid losses and loss adjustment expenses	(7,828)	19,037
Ceding commissions payable	35,691	(7,639)
Advance premiums and due to insurers	78,846	75,869
Unearned premiums	52,957	45,234
Operating lease assets and liabilities	(4,534)	(4,531)
Other assets and liabilities, net	3,339	(43,193)
Net Cash Provided by Operating Activities	97,714	122,255
INVESTING ACTIVITIES:
Capital expenditures	(11,549)	(11,936)
Acquisitions, net of cash acquired, and other investments	—	(3,843)
Issuance of notes receivable	(26,617)	(32,136)
Collection of notes receivable	8,091	19,354
Purchases of fixed maturity securities	(98,455)	(455,766)
Proceeds from sales of fixed maturity securities	21,341	7,570
Proceeds from maturities of fixed maturity securities	75,470	5,596
Purchases of equity securities	(347)	(9,407)
Proceeds from sales of equity securities	378	—
Other investing activities	(151)	631
Net Cash Used in Investing Activities	(31,839)	(479,937)
FINANCING ACTIVITIES:
Payments on long-term debt	(124,493)	(60,757)
Proceeds from long-term debt, net of issuance costs	192,339	25,482
Distributions paid to non-controlling interest unit holders	(30,380)	(5,320)
Payment of Series A Convertible Preferred Stock dividends	(5,600)	(5,600)
Funding of TRA liability payments	(223)	—
Funding of employee tax obligations upon vesting of share-based payments	(2,452)	(4,588)
Other financing activities	289	—
Net Cash Provided by (Used in) Financing Activities	29,480	(50,783)
Effect of exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	2,386	(289)

Change in cash and cash equivalents and restricted cash and cash equivalents	97,741	(408,754)
Beginning cash and cash equivalents and restricted cash and cash equivalents	232,845	724,276
Ending cash and cash equivalents and restricted cash and cash equivalents	$330,586	$315,522
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
See Note 21 for information regarding Related-Party Transactions.

Hagerty, Inc.
Notes To Condensed Consolidated Financial Statements (Unaudited)

1 — Business and Basis of Presentation

Hagerty, Inc. is a holding company and the sole managing member of The Hagerty Group, LLC ("THG"). Hagerty, Inc.'s sole material asset is its ownership in THG, through which all of its business is conducted. In these Notes to the Condensed Consolidated Financial Statements, the terms "Hagerty" and the "Company" refer to Hagerty, Inc. and its consolidated subsidiaries unless the context requires otherwise. In addition, the Company's insurance policyholders and paid Hagerty Drivers Club ("HDC") subscribers are collectively referred to as "Members".

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

Basis of Presentation — The Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as permitted by such rules and regulations.

The Condensed Consolidated Financial Statements reflect all normal recurring adjustments and accruals that are, in the opinion of management, necessary for a fair statement of the Company's financial position and results of operations for the interim periods presented.

These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K ("Annual Report") for the year ended December 31, 2024. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

Principles of Consolidation — The Condensed Consolidated Financial Statements contain the accounts of Hagerty, Inc. and its majority-owned or controlled subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

As the sole managing member of THG, Hagerty operates and controls all of the business affairs of THG and has the sole voting interest in, and controls the management of, THG. Accordingly, Hagerty consolidates THG in its consolidated financial statements, resulting in a non-controlling interest related to the economic interest in THG held by other parties. As of June 30, 2025 and December 31, 2024, Hagerty, Inc.'s economic ownership of THG was 26.2% and 26.1%, respectively.

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

2 — Summary of Significant Accounting Policies

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

Significant estimates made by management include, but are not limited to: (i) the provision for unpaid losses and loss adjustment expenses, including incurred but not reported ("IBNR") claims (see Note 13); (ii) the valuation of the Company's deferred income tax assets (see Note 20); (iii) the amount of the liability associated with the Tax Receivable Agreement ("TRA") (the "TRA Liability") (see Note 20); (iv) the fair values of the reporting units used in assessing the recoverability of goodwill; and (v) the valuation and useful lives of intangible assets (see Note 12). Although some variability is inherent in these estimates, management believes that the current estimates are reasonable in all material respects. These estimates are reviewed regularly and adjusted as necessary. Adjustments related to changes in estimates are reflected in the Company's results of operations in the period during which those estimates changed.

Emerging Growth Company — The Company currently qualifies as an "emerging growth company" under the Jumpstart Our Business Startups Act of 2012 and can delay the adoption of new or revised accounting standards until those standards would apply to private companies.

The Company intends to avail itself of this extended transition period and, therefore, the Company may not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies or have opted out of using such extended transition period. As of June 30, 2025, the Company has not delayed the adoption of any new or revised accounting standards despite qualifying as an emerging growth company.

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

Accounting Standards Not Yet Adopted

Income Taxes — In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-09 - Income Taxes (ASC 740), Improvements to Income Tax Disclosures, which enhances the transparency and decision usefulness of income tax disclosures through changes to the rate reconciliation and income taxes paid information. ASU No. 2023-09 modifies the rules on income tax disclosures to require entities to disclose (i) specific categories in the rate reconciliation, (ii) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign), and (iii) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU No. 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. ASU No. 2023-09 is effective for annual periods beginning after December 15, 2024. The Company will adopt ASU No. 2023-09 starting with its Annual Report on Form 10-K for the year ended December 31, 2025. Upon adoption, the Company will include the required additional disclosures in its Consolidated Financial Statements. The adoption of the ASU No. 2023-09 will expand the Company's disclosures, but will have no impact on its results of operations or financial position.

Income Statement Expenses — In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (ASC 220-40), which enables investors to better understand an entity's performance, assessing an entity's prospects for future cash flows, and comparing an entity's performance over time and with that of other entities. ASU No. 2024-03 primarily requires entities to disaggregate, in the notes to the financial statements, any relevant expense caption presented in the statement of operations within continuing operations into the following required natural expense categories: purchases of inventory, employee compensation, depreciation, and intangible asset amortization. The new standard does not change the presentation of expense information in the statement of operations. ASU 2024-03 is effective for annual periods beginning after December 15, 2026. The Company is still assessing the impact of ASU No. 2024-03 and, upon adoption, the Company may be required to include certain additional disclosures in its Consolidated Financial Statements.

A comprehensive list of the Company's significant accounting policies are set forth in Note 1 to the Consolidated Financial Statements contained in its Annual Report.

3 — Supplemental Balance Sheet and Cash Flow Information

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents — As of June 30, 2025 and 2024, cash and cash equivalents and restricted cash and cash equivalents were as follows:

	June 30,
	2025	2024

	in thousands
Cash and cash equivalents	$140,300	$120,936
Restricted cash and cash equivalents	190,286	194,586
Total cash and cash equivalents and restricted cash and cash equivalents	$330,586	$315,522

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

Our wholly owned insurance carrier subsidiary, Drivers Edge Insurance Company ("Drivers Edge"), maintains assets on deposit with a number of regulatory authorities to support its insurance operations. Refer to Note 10 — Acquisition for additional information related to the Company's acquisition of Drivers Edge.

BAC and its consolidated subsidiaries maintain bank accounts that are required for the operation of the BAC Credit Facility (as defined in Note 15 — Debt). The funds in these bank accounts represent security under the BAC Credit Facility and their use is restricted to the servicing of the debt outstanding under that facility.

The following table presents the components of the Company's restricted assets as of June 30, 2025 and December 31, 2024:

	Balance Sheet Classification	June 30,	December 31,
		2025	2024

		in thousands
Cash and cash equivalents	Restricted cash and cash equivalents	$190,286	$128,061
Fixed maturity securities	Investments	589,118	577,688
Equity securities	Investments	12,456	11,839
Total restricted assets		$791,860	$717,588

Variable Interest Entities — Broad Arrow Capital LLC ("BAC") and certain of its subsidiaries transfer notes receivable to wholly owned, bankruptcy-remote, special purpose entities (each, an "SPE") to secure borrowings under the BAC Credit Agreement (as defined in Note 15 — Debt).

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

Refer to Note 7 — Notes Receivable and Note 15 — Debt for additional information.

The following table presents the assets and liabilities of the Company's consolidated VIEs as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024

ASSETS	in thousands
Cash and cash equivalents	$802	$1,746
Restricted cash and cash equivalents	4,431	1,221
Notes receivable	64,646	49,337
Other assets	1,448	1,961
TOTAL ASSETS	$71,327	$54,265
LIABILITIES
Accounts payable, accrued expenses and other current liabilities (1)	$23,924	$999
Long-term debt, net	17,275	30,193
TOTAL LIABILITIES	$41,199	$31,192

(1)    As of June 30, 2025, Accounts payable, accrued expenses and other current liabilities includes the current portion of outstanding borrowings under the BAC Credit Facility (as defined in Note 15 — Debt) totaling $21.6 million.

Supplemental Cash Flow Information — The table below presents information regarding the Company's non-cash investing and financing activities, as well as the cash paid for interest and taxes for the six months ended June 30, 2025 and 2024:

	Six months ended June 30,
	2025	2024

Non-cash investing activities:	in thousands
Issuance of notes receivable (1)	$9,816	$2,474
Collection of notes receivable (1)	$1,884	$6,478
Capital expenditures	$801	$212

Non-cash financing activities:
Exchange of THG units for Class A Common Stock (Refer to Note 17)	$712	$1,172

Cash paid for:
Interest	$4,337	$3,454
Income taxes	$11,794	$15,800

(1)    In certain situations, BAC makes loans to refinance accounts receivable balances generated by Broad Arrow Group, Inc. ("Broad Arrow") auctions and private sales. These loans are accounted for on the Condensed Consolidated Balance Sheets as non-cash reclassifications between "Accounts receivable" and "Notes receivable" and are not presented within Investing Activities in the Company's Condensed Consolidated Statements of Cash Flows. Upon repayment, the cash received in settlement of such loans is classified within Operating Activities in the Company's Condensed Consolidated Statements of Cash Flows.

The issuance of Class A Common Stock resulting from the vesting of restricted stock units ("RSUs") is a non-cash financing activity. Refer to Note 18 — Share-Based Compensation for information related to share-based compensation.

4 — Revenue

Disaggregation of Revenue — The tables below present the Company's revenue by distribution channel, as well as a reconciliation to total revenue for the three and six months ended June 30, 2025 and 2024. Commission and fee revenue and contingent commission revenue earned from the agent distribution channel includes revenue generated through the Company's insurance distribution partnerships, as well as its relationships with independent agents and brokers. Commission and fee revenue and contingent commission revenue earned from the direct distribution channel includes revenue generated by Hagerty's employee agents.

	Three months ended June 30, 2025
	Agent	Direct	Total

	in thousands
Commission and fee revenue	$69,678	$58,755	$128,433
Contingent commission revenue	8,102	6,752	14,854
Membership revenue	—	15,674	15,674
Marketplace revenue	—	24,316	24,316
Other revenue	—	5,185	5,185
Total revenue from customer contracts	77,780	110,682	188,462
Earned premium (recognized under ASC 944)			177,785
Finance revenue (recognized under ASC 310)			2,452
Total revenue			$368,699

	Three months ended June 30, 2024
	Agent	Direct	Total

	in thousands
Commission and fee revenue	$62,833	$53,272	$116,105
Contingent commission revenue	6,856	5,855	12,711
Membership revenue	—	14,133	14,133
Marketplace revenue	—	4,100	4,100
Other revenue	—	6,396	6,396
Total revenue from customer contracts	69,689	83,756	153,445
Earned premium (recognized under ASC 944)			157,612
Finance revenue (recognized under ASC 310)			2,168
Total revenue			$313,225

	Six months ended June 30, 2025
	Agent	Direct	Total

	in thousands
Commission and fee revenue	$118,770	$98,833	$217,603
Contingent commission revenue	13,886	12,085	25,971
Membership revenue	—	31,020	31,020
Marketplace revenue	—	51,452	51,452
Other revenue	—	10,808	10,808
Total revenue from customer contracts	132,656	204,198	336,854
Earned premium (recognized under ASC 944)			347,140
Finance revenue (recognized under ASC 310)			4,298
Total revenue			$688,292

	Six months ended June 30, 2024
	Agent	Direct	Total

	in thousands
Commission and fee revenue	$106,880	$88,991	$195,871
Contingent commission revenue	11,872	9,913	21,785
Membership revenue	—	27,585	27,585
Marketplace revenue	—	13,025	13,025
Other revenue	—	13,682	13,682
Total revenue from customer contracts	118,752	153,196	271,948
Earned premium (recognized under ASC 944)			309,231
Finance revenue (recognized under ASC 310)			3,754
Total revenue			$584,933

The following tables present Hagerty's revenue disaggregated by geographic area, as well as a reconciliation to total revenue for the three months ended June 30, 2025 and 2024:

	Three months ended June 30, 2025
	U.S.	Canada	Europe	Total

	in thousands
Commission and fee revenue	$116,074	$10,109	$2,250	$128,433
Contingent commission revenue	13,909	—	945	14,854
Membership revenue	14,647	1,021	6	15,674
Marketplace revenue	13,849	3,928	6,539	24,316
Other revenue	4,484	87	614	5,185
Total revenue from customer contracts	162,963	15,145	10,354	188,462
Earned premium (recognized under ASC 944)				177,785
Finance revenue (recognized under ASC 310)				2,452
Total revenue				$368,699

	Three months ended June 30, 2024
	U.S.	Canada	Europe	Total

	in thousands
Commission and fee revenue	$104,909	$9,309	$1,887	$116,105
Contingent commission revenue	12,663	—	48	12,711
Membership revenue	13,204	929	—	14,133
Marketplace revenue	3,720	65	315	4,100
Other revenue	5,648	223	525	6,396
Total revenue from customer contracts	140,144	10,526	2,775	153,445
Earned premium (recognized under ASC 944)				157,612
Finance revenue (recognized under ASC 310)				2,168
Total revenue				$313,225

The following tables present Hagerty's revenue disaggregated by geographic area, as well as a reconciliation to total revenue for the six months ended June 30, 2025 and 2024:

	Six months ended June 30, 2025
	U.S.	Canada	Europe	Total

	in thousands
Commission and fee revenue	$201,040	$12,993	$3,570	$217,603
Contingent commission revenue	24,763	—	1,208	25,971
Membership revenue	29,035	1,975	10	31,020
Marketplace revenue	38,361	3,941	9,150	51,452
Other revenue	9,654	253	901	10,808
Total revenue from customer contracts	302,853	19,162	14,839	336,854
Earned premium (recognized under ASC 944)				347,140
Finance revenue (recognized under ASC 310)				4,298
Total revenue				$688,292

	Six months ended June 30, 2024
	U.S.	Canada	Europe	Total

	in thousands
Commission and fee revenue	$180,925	$11,926	$3,020	$195,871
Contingent commission revenue	21,691	—	94	21,785
Membership revenue	25,748	1,837	—	27,585
Marketplace revenue	12,124	537	364	13,025
Other revenue	12,465	390	827	13,682
Total revenue from customer contracts	252,953	14,690	4,305	271,948
Earned premium (recognized under ASC 944)				309,231
Finance revenue (recognized under ASC 310)				3,754
Total revenue				$584,933

Refer to Note 14 — Reinsurance for information regarding "Earned premium" recognized under ASC Topic 944, Financial Services - Insurance ("ASC 944"). Refer to Note 7 — Notes Receivable for information regarding "Finance revenue" recognized under ASC Topic 310, Receivables ("ASC 310").

Contract Assets and Liabilities — The following table is a summary of the Company's contract assets and liabilities as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024

	in thousands
Contract assets	$14,687	$15,860
Contract liabilities	$50,936	$47,239

Contract assets, which are reported within "Commissions receivable" on the Condensed Consolidated Balance Sheets, primarily consist of contingent underwriting commission ("CUC") receivables, which are earned throughout the year with 80% of the CUC receivables from Markel settled monthly and the remaining 20% settled annually.

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

5 — Investments

The Company holds a diversified investment portfolio, consisting of fixed maturity securities and, to a much lesser extent, equity securities, with the fixed maturity securities classified as available-for-sale. As of June 30, 2025, all fixed maturity securities had an investment grade rating from at least one nationally recognized rating organization.

Available-for-sale investments

The following tables summarize the Company's available-for-sale investments as of June 30, 2025 and December 31, 2024:

	June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Fixed maturity securities:	in thousands
Corporate	$228,280	$3,338	$(284)	$231,334
U.S. Treasury	154,013	575	(234)	154,354
States and municipalities	29,849	775	—	30,624
Foreign	20,788	68	(4)	20,852
Asset-backed securities	27,571	380	(50)	27,901
Mortgage-backed securities	123,170	1,590	(707)	124,053
Total fixed maturity securities	$583,671	$6,726	$(1,279)	$589,118

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Fixed maturity securities:	in thousands
Corporate	$230,917	$1,226	$(954)	$231,189
U.S. Treasury	146,211	424	(760)	145,875
States and municipalities	31,543	134	(92)	31,585
Foreign	21,022	59	(24)	21,057
Asset-backed securities	23,625	175	(120)	23,680
Mortgage-backed securities	125,351	396	(1,445)	124,302
Total fixed maturity securities	$578,669	$2,414	$(3,395)	$577,688

On a quarterly basis, fixed maturity securities with unrealized losses are reviewed to determine whether the decline in fair value is attributable to a material credit loss. As of June 30, 2025, no credit loss allowance was recorded and all unrealized losses on available-for-sale fixed maturity securities were in such position for less than one year. It is management's intent to hold these investments to recovery, or maturity, if necessary, to recover the decline in valuation as prices accrete to par.

The following table summarizes the contractual maturities of the Company's available-for-sale investments as of June 30, 2025:

	Amortized Cost	Estimated Fair Value

	in thousands
Due in one year or less	$106,666	$106,871
Due after one year through five years	260,297	263,595
Due after five years through ten years	65,968	66,698
Mortgage-backed and asset-backed securities	150,740	151,954
Total fixed maturity securities	$583,671	$589,118

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Net investment income

The following table presents the components of net investment income, which is recorded within "Interest and other income (expense), net" in the Condensed Consolidated Statements of Operations, for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

Interest income:	in thousands
Cash and cash equivalents and restricted cash and cash equivalents	$2,564	$7,561	$4,724	$16,640
Fixed maturity securities	6,943	3,648	13,928	3,794
Total interest income	9,507	11,209	18,652	20,434
Dividends on equity securities	39	24	79	24
Gross investment income	9,546	11,233	18,731	20,458
Investment expenses	(130)	(122)	(257)	(122)
Net investment income	$9,416	$11,111	$18,474	$20,336

Net realized and unrealized gains (losses) on investments

The table below presents the components of pre-tax net investment gains (losses), which is recorded within "Interest and other income (expense), net" in the Condensed Consolidated Statements of Operations, and the pre-tax change in net unrealized gains (losses) included in the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2025 and 2024. The gross amounts of realized investment gains and losses on fixed maturity securities were not material to the Condensed Consolidated Financial Statements and are presented on a net basis in the table below.

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

Fixed maturity securities:	in thousands
Net realized investment gains (losses)	$16	$(31)	$231	$(31)
Equity securities:
Total change in fair value of equity securities	1,178	478	648	478
Net investment gains	$1,194	$447	$879	$447
Change in net unrealized gains (losses) on available-for-sale investments included in Other comprehensive income (loss):
Fixed maturity securities	$1,323	$(951)	$6,421	$(951)

6 — Fair Value Measurements

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

Refer to Note 5 — Investments for additional information related to the Company's investment portfolio.

Interest rate swap

In December 2020, the Company entered into an interest rate swap with an original notional amount of $35.0 million, a fixed swap rate of 0.81%, and a maturity date in December 2025. The interest rate swap was designated as a cash flow hedge and the Company formally documented the relationship between the interest rate swap and its variable rate borrowings, as well as its risk management objective and strategy for undertaking the hedge transaction. The Company also assessed whether the interest rate swap was highly effective in offsetting variability in the cash flows of its variable rate borrowings. The hedge was deemed highly effective at inception and on an ongoing basis; therefore, any changes in fair value were recorded within "Change in unrealized loss on interest rate swap" in the Condensed Consolidated Statements of Comprehensive Income. The differential paid or received on the interest rate swap agreement was recognized as an adjustment to interest expense within "Interest and other income (expense), net" in the Condensed Consolidated Statements of Operations.

In the second quarter of 2024, the Company reduced its borrowings under the Prior JPM Credit Facility (as defined in Note 15 — Debt) below the $35.0 million notional amount of the interest rate swap and, as a result, the interest rate swap was settled prior to its maturity date.

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

The following table presents a reconciliation of the Company's warrant liabilities that were classified as Level 3 within the fair value hierarchy for the six months ended June 30, 2024:

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

Summary of assets and liabilities measured at fair value

The fair values of the Company's financial assets and liabilities as of June 30, 2025 and December 31, 2024 are shown in the following tables:

	Estimated Fair Value as of June 30, 2025
	Total	Level 1	Level 2	Level 3

Financial Assets	in thousands
Investments:
Corporate	$231,334	$—	$231,334	$—
U.S. Treasury	154,354	—	154,354	—
States and municipalities	30,624	—	30,624	—
Foreign	20,852	—	20,852	—
Asset-backed securities	27,901	—	27,901	—
Mortgage-backed securities	124,053	—	124,053	—
Common stocks	12,456	12,456	—	—
Total	$601,574	$12,456	$589,118	$—

	Estimated Fair Value as of December 31, 2024
	Total	Level 1	Level 2	Level 3

Financial Assets	in thousands
Investments:
Corporate	$231,189	$—	$231,189	$—
U.S. Treasury	145,875	—	145,875	—
States and municipalities	31,585	—	31,585	—
Foreign	21,057	—	21,057	—
Asset-backed securities	23,680	—	23,680	—
Mortgage-backed securities	124,302	—	124,302	—
Common stocks	11,839	11,839	—	—
Total	$589,527	$11,839	$577,688	$—

7 — Notes Receivable

Broad Arrow Capital — BAC provides financing solutions to qualified collectors and businesses by structuring loans secured by collector cars. The loans underwritten by BAC include term loans and short-term bridge financings. The loans underwritten by BAC are recorded on the Condensed Consolidated Balance Sheets within "Notes receivable".

Loans carry either a fixed or variable rate of interest and typically require periodic interest payments over the life of the loan with the principal amount due at maturity. Loans have an initial maturity of up to two years, often with an option for the borrower to renew for one year increments, provided the borrower remains in good standing, including maintaining a specified targeted loan-to-value ("LTV") ratio for the loan. As of June 30, 2025, the loans underwritten by BAC were classified as Level 3 within the fair value hierarchy, with the carrying values of the loans approximating their fair values due to the relatively short-term maturities and the variable interest rates associated with most loans. The lending activities of BAC are funded, in part, with borrowings drawn from the BAC Credit Facility, with the remainder funded by the Company's available liquidity. Refer to Note 15 — Debt for additional information regarding the BAC Credit Facility.

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

As of June 30, 2025, BAC's net notes receivable balance was $84.5 million, of which $69.2 million was classified within current assets and $15.3 million was classified within long-term assets on the Condensed Consolidated Balance Sheets. As of December 31, 2024, BAC's net notes receivable balance was $57.0 million, of which $45.4 million was classified within current assets and $11.6 million was classified within long-term assets on the Condensed Consolidated Balance Sheets. The classification of a loan as current or long-term is based on the contractual maturity date of the loan as of the balance sheet date.

The table below provides the aggregate LTV ratio for BAC's loan portfolio as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024

	in thousands
Secured loans	$84,515	$56,972
Estimate of collateral value	$142,716	$95,778
Aggregate LTV ratio	59.2%	59.5%

Management considers a loan to be past due when an interest payment is not paid within 10 business days of the monthly due date, or if the principal amount is not repaid by the contractual maturity date. Typically, a loan becomes past due only for a short period of time during which the loan is renewed or collateral is sold to satisfy the borrower's obligations. As of June 30, 2025 and December 31, 2024, the amount of past due principal and interest payments was not material.

A non-accrual loan is a loan for which future finance revenue is not recorded due to management's determination that it is probable that future interest on the loan will not be collectible. When a loan is placed on non-accrual status, any accrued interest receivable deemed not collectible is reversed against finance revenue. Any cash receipts subsequently received on non-accrual loans are first applied to reduce the recorded principal balance of the loan, with any proceeds in excess of the principal balance then applied to interest and expenses owed by the borrower. As of June 30, 2025 and December 31, 2024, there were no non-accrual loans.

As of June 30, 2025 and December 31, 2024, the allowance for expected credit losses related to the BAC loan portfolio was not material based on management's quarterly risk assessment, which takes into consideration a number of factors including the level of historical losses for similar loans, the quality of the collateral, the LTV ratio of the loans, management's overall assessment of the current circumstances and risks related to each loan, and, to a lesser extent, the circumstances related to each borrower.

Other Notes Receivable — From time-to-time, Broad Arrow provides financing for its auction and private sale buyers, retaining a security interest in the purchased vehicle. The resulting loans are typically interest-bearing with required periodic interest payments and, in certain cases, required periodic principal payments. As of June 30, 2025, the related outstanding loan balance was $12.8 million and was classified within current Notes Receivable on the Condensed Consolidated Balance Sheets.

Broad Arrow also makes consignor advances secured by vehicle(s) that are contractually committed, in the near term, to be offered for sale at auction. Consignor advances allow sellers to receive funds upon consignment for an auction that will occur up to one year in the future and normally have short-term maturities. In the event the vehicle(s) are not successfully sold at auction, the consignor can repay the outstanding principal and accrued interest of the consignor advance or convert the consignor advance to a BAC loan. As of June 30, 2025, outstanding consignor advances were $1.5 million and were classified within current Notes Receivable on the Condensed Consolidated Balance Sheets.

Under certain circumstances, Broad Arrow also provides loans to certain car dealers to finance the purchase of collectible cars, retaining a security interest in the purchased vehicle. In these situations, Broad Arrow acquires a partial ownership interest in the car in addition to providing the loan. Upon the eventual sale of the acquired car, the loan is repaid. As of June 30, 2025, this outstanding loan balance was $2.6 million and was recorded within long-term Notes Receivable on the Condensed Consolidated Balance Sheets.

These loans are classified on the Condensed Consolidated Statements of Cash Flows within Operating Activities as they are made in support of Broad Arrow's auction and private sale activities.

Concentration Risk — As of June 30, 2025, three borrowers each had loan balances that exceeded 10% of the total notes receivable balance. These loans total $33.3 million, representing 33% of the total loan portfolio. The collateral related to these loans was $50.7 million, resulting in an aggregate LTV ratio of 66%.

8 — Other Assets

As of June 30, 2025 and December 31, 2024, other assets, current and long-term, consisted of:

	June 30,	December 31,
	2025	2024

	in thousands
Prepaid software-as-a-service ("SaaS") implementation costs	$52,021	$41,110
Prepaid sales, general and administrative expenses	25,108	20,134
Deferred reinsurance premiums ceded	25,846	18,521
Inventory (1)	17,700	18,484
Reinsurance recoverable	22,317	11,927
Other investments	10,540	10,312
Contract costs	9,759	9,399
Accrued investment income	4,880	4,827
Deferred financing costs related to revolving credit facilities	3,656	3,489
Other	10,927	9,464
Other assets	$182,754	$147,667

(1)    Inventory primarily includes vehicles owned by Broad Arrow that have been purchased for resale purposes.

As of June 30, 2025, Other primarily included a $4.5 million tax receivable, $2.7 million of collector vehicle investments, $1.8 million related to capitalized digital media content, and a $1.5 million receivable related to a prior year divestiture. As of December 31, 2024, Other primarily included $2.5 million of collector vehicle investments, $2.2 million related to capitalized digital media content, and a $2.0 million tax receivable.

9 — Leases

The following table summarizes the components of the Company's operating lease expense for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	in thousands
Operating lease expense (1)	$2,116	$1,841	$4,226	$4,038
Variable lease expense (1) (2)	874	1,304	1,768	1,970
Sublease revenue (3)	(254)	(353)	(555)	(656)
Lease cost, net	$2,736	$2,792	$5,439	$5,352

(1)    Classified within "General and administrative expenses" in the Condensed Consolidated Statements of Operations.
(2)    Amounts include payments for maintenance, taxes, insurance, and payments affected by the Consumer Price Index.
(3)    Classified within "Membership, marketplace and other revenue" in the Condensed Consolidated Statements of Operations.

The following tables summarize supplemental balance sheet information related to operating leases as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024

	in thousands
Operating lease ROU assets	$42,549	$44,485

Current lease liabilities (1)	6,777	6,715
Long-term lease liabilities	40,903	43,178
Total operating lease liabilities	$47,680	$49,893

(1)    Current lease liabilities are recorded within "Accounts payable, accrued expenses and other current liabilities" on the Condensed Consolidated Balance Sheets.

	June 30,	December 31,
	2025	2024

	in thousands
ROU assets obtained in exchange for new operating lease liabilities	$916	$1,317
Weighted average lease term	7.88	8.23
Weighted average discount rate	5.0%	5.0%

The following table summarizes information about the amount and timing of the Company's future operating lease commitments as of June 30, 2025:

in thousands
2025 - remaining	$4,611
2026	8,624
2027	8,160
2028	8,074
2029	6,281
Thereafter	22,548
Total lease payments	58,298
Less: imputed interest	(10,618)
Total lease liabilities	$47,680

10 — Acquisition

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

11 — Divestiture

In June 2024, THG sold substantially all of the assets and liabilities of Motorsport Reg ("MSR"), a motorsport membership, licensing and event online management system, to a third party. The material elements of the sale consideration include a fixed purchase price and a contingent payment opportunity, based on future performance. The Company recognized a $0.1 million gain related to the sale of MSR in the second quarter of 2024, which was recorded within "Gain related to divestiture" on the Company's Condensed Consolidated Statements of Operations.

12 — Intangible Assets

The cost and accumulated amortization of intangible assets as of June 30, 2025 and December 31, 2024 are as follows:

	June 30, 2025
	Weighted average useful life	Gross carrying amount	Accumulated amortization	Net carrying amount

		in thousands
Internally developed software	3.4	$144,579	$(92,928)	$51,651
Renewal rights	9.9	19,631	(9,658)	9,973
Trade names and trademarks	14.2	11,867	(3,824)	8,043
State licenses (1)	Indefinite	11,263	—	11,263
Relationships and customer lists	15.5	7,914	(2,119)	5,795
Other	3.6	620	(613)	7
Total intangible assets		$195,874	$(109,142)	$86,732

(1)    Represents approved state licenses related to the acquisition of Drivers Edge. Refer to Note 10 — Acquisition for additional details.

	December 31, 2024
	Weighted average useful life	Gross carrying amount	Accumulated amortization	Net carrying amount

		in thousands
Internally developed software	3.3	$136,235	$(82,903)	$53,332
Renewal rights	9.9	19,187	(8,458)	10,729
Trade names and trademarks	14.1	12,061	(3,393)	8,668
State licenses (1)	Indefinite	11,263	—	11,263
Relationships and customer lists	15.4	7,975	(1,896)	6,079
Other	4.2	1,065	(1,029)	36
Total intangible assets		$187,786	$(97,679)	$90,107

(1)    Represents approved state licenses related to the acquisition of Drivers Edge. Refer to Note 10 — Acquisition for additional details.

Intangible asset amortization expense was $5.8 million and $6.9 million for the three months ended June 30, 2025 and 2024, respectively, and $12.2 million and $14.3 million for the six months ended June 30, 2025 and 2024, respectively.

Estimated future aggregate amortization expense related to intangible assets as of June 30, 2025 is as follows:

in thousands
2025 - remaining	$11,908
2026	20,779
2027	17,309
2028	11,037
2029	4,905
Thereafter	9,531
Total	$75,469

13 — Provision for Unpaid Losses and Loss Adjustment Expenses

The following table presents a reconciliation of the beginning and ending provision for unpaid losses and loss adjustment expenses related to Hagerty Re, net of amounts recoverable from various reinsurers:

	Six months ended June 30,
	2025	2024

	in thousands
Gross reserves for unpaid losses and loss adjustment expenses, beginning	$168,492	$136,507
Less: Reinsurance recoverable on unpaid losses and loss adjustment expenses	5,769	2,235
Net reserves for unpaid losses and loss adjustment expenses, beginning	162,723	134,272
Incurred losses and loss adjustment expenses:
Current accident year	146,343	127,085
Total incurred losses and loss adjustment expenses	146,343	127,085
Payments:
Current accident year	21,250	11,409
Prior accident years	47,244	40,376
Total payments	68,494	51,785
Effect of foreign currency rate changes	233	(113)
Net reserves for unpaid losses and loss adjustment expenses, ending	240,805	209,459
Reinsurance recoverable on unpaid losses and loss adjustment expenses	18,138	7,624
Gross reserves for unpaid losses and loss adjustment expenses, ending	$258,943	$217,083

Losses and loss adjustment expenses for the six months ended June 30, 2025 includes approximately $10.3 million of pre-tax losses related to the Southern California Wildfires.

Reserving Methodology

The Company records an estimate of quarterly losses and loss adjustment expenses in the Condensed Consolidated Statements of Operations using an annual loss ratio, which is based on statistical analysis performed by the Company's internal and external actuarial teams that consider several factors, including projected levels of catastrophe events. Management believes this approach provides a more consistent view of loss experience over the year given the seasonality of Hagerty Re's business. The annual loss ratio is reviewed throughout the year and adjusted, as necessary.

The provision for unpaid losses and loss adjustment expenses recorded on the Condensed Consolidated Balance Sheets represents (i) the difference between management's estimate of the ultimate cost of losses and loss adjustment expenses incurred by Hagerty Re and (ii) the amount of paid losses as of the reporting date. These reserves reflect management's best estimate of unpaid losses related to reported claims and IBNR claims and also include management's best estimate of all expenses associated with processing and settling reported and unreported claims.

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

14 — Reinsurance

The following table presents Hagerty Re's total premiums assumed and ceded on a written and earned basis for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	in thousands
Premiums written:
Assumed	$247,812	$217,907	$423,323	$375,021
Ceded	(11,209)	(10,143)	(31,069)	(32,969)
Net	$236,603	$207,764	$392,254	$342,052

Premiums earned:
Assumed	$189,976	$168,100	$370,909	$329,787
Ceded	(12,191)	(10,488)	(23,769)	(20,556)
Net	$177,785	$157,612	$347,140	$309,231

The following table presents gross, ceded, and net losses and loss adjustment expenses incurred for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	in thousands
Gross losses and loss adjustment expenses	$78,059	$66,394	$161,385	$134,136
Ceded losses and loss adjustment expenses	(2,846)	(1,665)	(15,042)	(7,051)
Net losses and loss adjustment expenses	$75,213	$64,729	$146,343	$127,085

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

15 — Debt

As of June 30, 2025 and December 31, 2024, "Long-term debt, net" consisted of the following:

		June 30,	December 31,
	Maturity	2025	2024

		in thousands
2025 JPM Credit Facility	March 2030	$111,599	$—
Prior JPM Credit Facility (1)	October 2026	—	50,296
BAC Credit Facility	December 2026	38,871	30,193
State Farm Term Loan	September 2033	25,000	25,000
Notes payable	2025	580	792
Total debt		176,050	106,281
Less: BAC Credit Facility, current portion		(21,596)	—
Less: Notes payable, current portion		(580)	(792)
Less: Unamortized debt issuance costs related to the State Farm Term Loan		(491)	(521)
Total long-term debt, net		$153,383	$104,968

(1)    The Prior JPM Credit Facility, originally scheduled to mature in October 2026, was terminated upon the initiation of the 2025 JPM Credit Facility.

2025 JPM Credit Facility

In March 2025, THG entered into a credit agreement with JPMorgan Chase Bank, N.A. ("JPM"), as administrative agent, issuing bank and swingline lender, the foreign subsidiary borrowers thereto, and the other financial institutions party thereto as lenders (the "2025 JPM Credit Agreement").

The 2025 JPM Credit Agreement provides for a senior unsecured revolving credit facility (the "2025 JPM Credit Facility") with an aggregate borrowing capacity of $375.0 million. The 2025 JPM Credit Agreement includes (i) a $175.0 million sublimit for letters of credit, (ii) a $100.0 million sublimit for foreign currency borrowings, and (iii) an uncommitted accordion feature of $75.0 million, plus an unlimited amount so long as THG's net leverage ratio is below 3.25. The 2025 JPM Credit Agreement matures in March 2030, but may be extended if agreed to by THG and the lenders party thereto. Any unpaid balance on the 2025 JPM Credit Facility is due at maturity.

THG used borrowings from the 2025 JPM Credit Facility to repay in full all indebtedness, liabilities and other obligations outstanding under, and terminated, THG's prior credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, issuing bank and swingline lender, the foreign subsidiary borrowers party thereto, and the other financial institutions party thereto as lenders ("Prior JPM Credit Agreement"). THG incurred approximately $1.0 million in fees for the 2025 JPM Credit Agreement, which, along with the remaining unamortized fees associated with the Prior JPM Credit Agreement, are being amortized over the agreement's five-year term.

The 2025 JPM Credit Facility accrues interest at the applicable reference rate, primarily Term SOFR, depending on the currency of the borrowing plus an applicable margin determined by the Company's net leverage ratio for the preceding period (as defined in the 2025 JPM Credit Facility). The effective interest rates related to the 2025 JPM Credit Agreement and the Prior JPM Credit Agreement were 5.81% and 6.90% for the six months ended June 30, 2025 and 2024, respectively.

The 2025 JPM Credit Agreement requires THG to, among other things, meet certain financial covenants, including a minimum fixed charge coverage ratio test and a maximum leverage ratio test. As of June 30, 2025, THG was in compliance with these financial covenants.

As of June 30, 2025, the carrying value of the outstanding borrowings under the 2025 JPM Credit Facility approximated its fair value due to the variable interest rates associated with the outstanding borrowings.

BAC Credit Facility

BAC and its wholly owned subsidiary BAC Funding 2023-1, LLC, as borrower, have a revolving credit agreement (the "BAC Credit Agreement") that provides for a revolving credit facility (the "BAC Credit Facility") with an aggregate borrowing capacity of $75.0 million. The BAC Credit Facility's borrowing base is determined by the carrying value of certain BAC notes receivable. As of June 30, 2025, the applicable borrowing base and outstanding borrowings for the BAC Credit Agreement were $38.9 million.

The revolving borrowing period expires in December 2025, followed by an amortization period until the BAC Credit Facility ultimately matures in December 2026. The borrowing period and the maturity date may be extended by one year if requested by BAC and agreed by the administrative agent. BAC is not a borrower or guarantor of the BAC Credit Facility.

BAC and certain of its subsidiaries may transfer notes receivable to wholly owned, bankruptcy remote SPEs to secure borrowings, isolating these assets from the Company's other obligations. Recourse is limited to (i) an obligation of the applicable seller to repurchase a note receivable if it is determined that there was a breach of any representation or warranty relating to such note receivable as of the relevant date specified in the related transfer agreement and (ii) a limited guarantee for certain liabilities that may result under certain foreign exchange hedging activity of one of the SPEs.

BAC and BAC Funding 2023-1, LLC are required, among other things, to meet certain financial covenants including that BAC, as the servicer, maintain a minimum tangible net worth, minimum liquidity balances, and an indebtedness to tangible net worth ratio. As of June 30, 2025, the Company was in compliance with the financial covenants under the BAC Credit Agreement.

As of June 30, 2025, the carrying value of the $38.9 million in outstanding borrowings under the BAC Credit Facility approximated its fair value due to the variable interest rates associated with the outstanding borrowings. The current portion of the outstanding BAC Credit Agreement borrowings is recorded within "Accounts payable, accrued expenses and other current liabilities" on the Condensed Consolidated Balance Sheets.

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

Notes Payable

As of June 30, 2025 and December 31, 2024, the Company had outstanding notes payable, which are used to fund certain loans made by BAC in the United Kingdom ("U.K."), totaling $0.6 million and $0.8 million, respectively. The effective interest rates for these notes payable is 9.8% with repayment due between August and October 2025. Refer to Note 7 — Notes Receivable for additional information on the lending activities of BAC.

Letters of Credit

As of June 30, 2025, the Company has authorized three letters of credit for a total of $10.8 million for operational purposes, primarily related to Hagerty Re's Section 953(d) tax structuring election, and to a much lesser extent, a requirement under a quota share agreement, and lease down payment support.

16 — Convertible Preferred Stock

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

The Investors include State Farm, Markel, and individuals related to Hagerty Holding Corp. ("HHC"). State Farm and Markel each own over 5% of the outstanding common stock. McKeel Hagerty, the Company's CEO and the Chairman of its Board of Directors (the "Board"), along with Tammy Hagerty, may be deemed to control HHC, the controlling stockholder of the Company. Both State Farm and Markel can nominate one director to the Board, while HHC can nominate two directors. Refer to Note 17 — Stockholders' Equity and Note 21 — Related-Party Transactions for additional information.

The net proceeds from the Private Placement after deducting issuance costs of approximately $0.8 million were $79.2 million, which was recorded within Temporary Equity on the Company's Condensed Consolidated Balance Sheets. The Company used the net proceeds from the Private Placement for general corporate purposes.

As of June 30, 2025, the estimated redemption value of the Series A Convertible Preferred Stock was $107.8 million, which represents the maximum cash payment, including cumulative dividends, that would be required to be paid if the Optional Term Redemption provision in the Certificate of Designations, as summarized below, is exercised as of the earliest possible redemption date of June 23, 2028. The decision to redeem the Series A Convertible Preferred Stock for cash is made at the discretion of the Company; however, the Company is controlled by HHC through its voting control of the Company. Accordingly, the redemption of the Series A Convertible Preferred Stock is considered outside the control of the Company and, as a result, the Series A Convertible Preferred Stock is recorded within Temporary Equity on the Company's Condensed Consolidated Balance Sheets.

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

Dividends — Dividends on the Series A Convertible Preferred Stock are cumulative and accrue from the date of issuance at the rate per annum of 7% of the Series A Purchase Price of each share, plus the amount of previously accrued dividends, compounded annually (the "Accruing Dividends"). The Company may elect to pay the Accruing Dividends either in cash or in additional shares of Series A Convertible Preferred Stock. Prior to the third anniversary of the Closing, the Series A Convertible Preferred Stock will participate on an as-converted basis in dividends declared and paid on the Class A Common Stock. In June 2025 and 2024, the Company paid $5.6 million, respectively, of cash dividends on the Series A Convertible Preferred Stock to the Investors.

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

As of June 30, 2025, no shares of Series A Convertible Preferred Stock had been converted and the outstanding shares of Series A Convertible Preferred Stock were convertible into 6,785,410 shares of Class A Common Stock.

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

17 — Stockholders' Equity

Class A Common Stock

Hagerty, Inc. is authorized to issue 500,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. Holders of Class A Common Stock are entitled to one vote for each share. As of June 30, 2025 and December 31, 2024, there were 90,715,648 and 90,032,391 shares of Class A Common Stock issued and outstanding, respectively.

Class V Common Stock

Hagerty, Inc. is authorized to issue 300,000,000 shares of Class V Common Stock with a par value of $0.0001 per share. Class V Common Stock represents voting, non-economic interests in Hagerty, Inc. Holders of Class V Common Stock are entitled to 10 votes for each share. In connection with the business combination that formed Hagerty, Inc. in 2021, shares of Class V Common Stock were issued to HHC and Markel (together, the "Legacy Unit Holders") along with an equivalent number of THG units, as discussed below under "Exchange of THG Units". Each share of Class V Common Stock, together with the corresponding unit of THG, is exchangeable for one share of Class A Common Stock. As of June 30, 2025 and December 31, 2024, there were 251,033,906 shares of Class V Common Stock issued and outstanding.

Preferred Stock

Hagerty, Inc. is authorized to issue 20,000,000 shares of Preferred Stock with a par value of $0.0001 per share. The Board has the authority to issue shares of Preferred Stock with such designations, voting and other rights and preferences as may be determined from time to time.

As of June 30, 2025 and December 31, 2024, there were 8,483,561 shares of Preferred Stock issued and outstanding, which may, at the option of the holder, be converted at any time into shares of Class A Common Stock. Refer to Note 16 — Convertible Preferred Stock for additional information.

Non-controlling Interests

Hagerty, Inc. owns one THG unit for each share of Class A Common Stock outstanding, and is the sole managing member of THG. As a result, Hagerty, Inc. consolidates the financial statements of THG into its Condensed Consolidated Financial Statements. The Company reports a non-controlling interest representing the economic interest in THG held by other unit holders of THG.

The following table summarizes the changes in ownership of THG units for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
THG units held by Hagerty, Inc.
Beginning of period	90,064,663	84,655,539	90,032,391	84,588,536
Issuance of shares under employee plans	596,683	916,223	604,955	983,226
Exchange of THG units for Class A Common Stock	54,302	131,524	78,302	131,524
End of period	90,715,648	85,703,286	90,715,648	85,703,286
Ownership percentage
Beginning of period	26.1%	24.9%	26.1%	24.9%
End of period	26.2%	25.1%	26.2%	25.1%

THG units held by other unit holders
Beginning of period	255,154,346	255,499,164	255,178,346	255,499,164
Exchange of THG units for Class A Common Stock	(54,302)	(131,524)	(78,302)	(131,524)
End of period	255,100,044	255,367,640	255,100,044	255,367,640
Ownership percentage
Beginning of period	73.9%	75.1%	73.9%	75.1%
End of period	73.8%	74.9%	73.8%	74.9%

Total THG units outstanding	345,815,692	341,070,926	345,815,692	341,070,926

At the end of each reporting period, THG equity attributable to Hagerty, Inc. and the non-controlling interest unit holders, respectively, is reallocated to reflect their current ownership in THG.

Shares Issued Under Employee Plans

Employees of THG subsidiaries are awarded share-based compensation in the form of RSUs and performance restricted stock units ("PRSUs") under the 2021 Stock Incentive Plan. Upon the vesting of these awards, the employees receive shares of Class A Common Stock and the Company is issued an equivalent number of THG units, thereby increasing its ownership interest in THG. Employees of THG subsidiaries may also participate in the 2021 Employee Stock Purchase Plan under which these employees may purchase shares of Class A Common Stock at a discounted price and the Company is issued an equivalent number of THG units.

During the six months ended June 30, 2025 and 2024, the Company received 571,405 and 983,226 THG units, respectively, in connection with shares of Class A Common Stock that were issued as a result of share-based compensation awards vesting under the 2021 Stock Incentive Plan. In addition, during the six months ended June 30, 2025, the Company received 33,550 THG units in connection with shares of Class A Common Stock that were issued related to the 2021 Employee Stock Purchase Plan. No shares related to the Company's 2021 Employee Stock Purchase Plan were issued during the six months ended June 30, 2024.

Exchange of THG Units

Each THG unit and, if applicable, the associated share of Class V Common Stock, are exchangeable for, at the Company's option, one share of Class A Common Stock or cash. If the Company elects for an exchange to be settled in cash, the cash used to settle the exchange must be funded through a new equity offering of Class A Common Stock. Upon completion of any THG unit exchange, shares of any exchanged Class V Common Stock are cancelled and Hagerty, Inc. retains the exchanged THG units. Changes in Hagerty, Inc.'s ownership interest in THG while retaining its controlling interest are accounted for as equity transactions. Accordingly, exchanges of THG units by unit holders other than Hagerty, Inc. increase Hagerty, Inc.'s ownership in THG, thereby reducing the amount recorded as "Non-controlling interest" and increasing "Additional paid-in capital".

During the six months ended June 30, 2025 and 2024, 78,302 and 131,524, respectively, THG units were exchanged for an equal number of shares of Class A Common Stock. These exchanges resulted in reductions to "Non-controlling interest" and corresponding increases to "Additional paid-in capital" of $0.7 million and $1.2 million representing the fair value of Class A Common Stock on the date of each exchange during the six months ended June 30, 2025 and 2024, respectively.

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

The THG Preferred Units are recorded on the financial statements of THG based on their estimated redemption value, which represents the maximum cash payment, including cumulative dividends, that would be required to be paid to Hagerty, Inc. if the Optional Term Redemption of the Series A Convertible Preferred Stock is exercised. Amounts recognized to accrete the THG Preferred Units to their estimated redemption value are treated as a deemed dividend due to Hagerty, Inc. The amount of this deemed dividend is attributed entirely to Hagerty, Inc. prior to allocating the remainder of THG's net income between controlling and non-controlling interests. In June 2025 and 2024, THG paid $5.6 million, respectively, of cash dividends to Hagerty, Inc. on the THG Preferred Units. Refer to Note 16 — Convertible Preferred Stock for additional information on the Private Placement and the Series A Convertible Preferred Stock.

Distributions to Unit Holders of THG

Under the terms of the THG LLC Agreement, THG is obligated to make tax distributions to its unit holders. During the six months ended June 30, 2025 and 2024, THG made tax distributions of $30.4 million and $5.3 million, respectively, to non-controlling interest unit holders and $11.8 million and $1.1 million, respectively, of tax distributions to Hagerty, Inc.

18 — Share-Based Compensation

The Company's 2021 Stock Incentive Plan provides for the issuance of up to approximately 38.3 million shares of Class A Common Stock to employees and non-employee directors. The 2021 Stock Incentive Plan allows for the issuance of incentive stock options, non-qualified stock options, restricted stock awards, stock appreciation rights, RSUs, and PRSUs. As of June 30, 2025, there were approximately 25.9 million shares available for future grants under the 2021 Stock Incentive Plan.

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

The following table summarizes share-based compensation expense recognized during the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	in thousands
Restricted stock units	$3,719	$3,214	$6,921	$7,042
Performance restricted stock units	1,427	1,169	2,617	1,884
Total share-based compensation expense	$5,146	$4,383	$9,538	$8,926

Restricted Stock Units

RSUs typically vest over a two to five-year period based on the requisite service period. The grant date fair value is determined based on the closing market price of the Class A Common Stock on the business day prior to the grant date and the related share-based compensation expense is recognized over the requisite service period on a straight-line basis.

The following table provides a summary of RSU activity during the six months ended June 30, 2025:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2024	3,682,679	$9.65
Granted	1,134,502	9.04
Vested (1)	(841,333)	9.59
Forfeited	(47,617)	9.27
Unvested balance as of June 30, 2025	3,928,231	$9.49

(1)    For the six months ended June 30, 2025, 571,405 shares of Class A Common Stock were issued related to the vesting of RSUs in the period, net of shares withheld for the funding of employee tax obligations.

The following table provides additional data related to RSU award activity during the six months ended June 30, 2025 and 2024:

	Six months ended June 30,
	2025	2024

	in thousands (except years)
Total fair value of shares vested (1)	$8,067	$15,291
Unrecognized compensation expense	$29,479	$31,530
Weighted-average period awards are expected to be recognized (in years)	2.73	3.12

(1)    The tax impact related to vested RSUs for the six months ended June 30, 2025 and 2024 was not material to the Company's Condensed Consolidated Financial Statements due to the full valuation allowance on the Company's deferred tax asset for the investment in the assets of THG.

Performance Restricted Stock Units

Market Condition PRSUs

In April 2022, the Company's CEO was granted 3,707,136 market condition PRSUs, which provide him the opportunity to receive up to 3,707,136 shares of Class A Common Stock. The award had a grant date fair value of approximately $19.2 million, which was estimated using a Monte Carlo simulation model. These PRSUs have both market-based and service-based vesting conditions. Shares of Class A Common Stock issuable under this award can be earned based on the achievement of the following stock price targets: (i) 25% of the shares can be earned when the stock price of the Class A Common Stock exceeds $20.00 per share for 60 consecutive days, (ii) 25% of the shares can be earned when the stock price of the Class A Common Stock exceeds $25.00 per share for 60 consecutive days, and (iii) 50% of the shares can be earned when the stock price of the Class A Common Stock exceeds $30.00 per share for 60 consecutive days. These market-based conditions must be met in order for the PRSUs to vest; therefore, it is possible that no shares will ultimately vest. If any of the market-based conditions are met, the PRSUs will vest contingent upon continued service through the earlier of three years after achievement of the stock price target or the end of the seven-year performance period. As of June 30, 2025, no market condition PRSUs had vested.

The Company will recognize the entire $19.2 million of compensation expense for this award over the requisite service period, regardless of whether such market-based conditions are met. As of June 30, 2025, unrecognized compensation expense related to this award was $9.9 million, which the Company expects to recognize over a period of 3.75 years.

The following table summarizes the assumptions and related information used to determine the grant-date fair value of the market condition PRSUs awarded in April 2022:

Inputs	Performance Restricted Stock Units
Weighted average grant-date fair value per share	$5.19
Expected stock volatility	35%
Expected term (in years)	7.0
Risk-free interest rate	2.5%
Dividend yield	—%

Performance Condition PRSUs

In March 2024, the Talent, Culture, and Compensation Committee (the "Compensation Committee") of the Board adopted another form of PRSU award agreement (the "2024 PRSU Agreement") to be used for awards of PRSUs to certain employees under the Company's 2021 Stock Incentive Plan.

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

The following table provides a summary of the activity related to PRSUs granted under the 2024 PRSU Agreement during the six months ended June 30, 2025:

	Performance Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2024	295,166	$9.33
Granted	243,365	9.04
Unvested balance as of June 30, 2025	538,531	$9.20

As of June 30, 2025, the maximum number of shares of Class A Common Stock that may be issued with respect to PRSUs granted under the 2024 PRSU Agreement is 1,077,062, assuming full achievement of the Performance Target.

The following table provides additional data related to performance condition PRSU award activity during the six months ended June 30, 2025 and 2024:

	Six months ended June 30,
	2025	2024

	in thousands (except years)
Unrecognized compensation expense	$5,767	$4,903
Weighted-average period awards are expected to be recognized (in years)	2.19	2.75

Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (the "ESPP") allows substantially all of the Company's employees to purchase shares of Class A Common Stock at a discount. As of June 30, 2025, 261,866 shares had been purchased under the ESPP and there were approximately 11.2 million shares available for future purchases.

19 — Earnings Per Share

Basic earnings per share is calculated under the Two-Class Method using basic Net income available to Class A Common Stockholders, divided by the weighted average number of shares of Class A Common Stock outstanding during the period.

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

The following table summarizes the basic and diluted earnings per share calculations for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	in thousands (except per share amounts)
Basic Earnings per Share
Net income available to Class A Common Stockholders	$8,465	$7,912	$14,505	$4,955
Weighted-average shares of Class A Common Stock outstanding	90,698	85,687	90,374	85,171
Basic earnings per share	$0.09	$0.09	$0.16	$0.06

Diluted Earnings per Share
Net income available to Class A Common Stockholders	$8,465	$7,912	$14,574	$5,007
Weighted-average shares of Class A Common Stock outstanding	90,698	85,687	91,247	86,072
Diluted earnings per share	$0.09	$0.09	$0.16	$0.06

Net income available to Class A Common Stockholders
Net income	$47,202	$42,657	$74,495	$50,856
Net income attributable to non-controlling interest	(36,229)	(32,279)	(55,151)	(41,829)
Accretion of Series A Convertible Preferred Stock	(1,875)	(1,839)	(3,750)	(3,677)
Undistributed earnings allocated to Series A Convertible Preferred Stock	(633)	(627)	(1,089)	(395)
Net income available to Class A Common Stockholders, Basic	8,465	7,912	14,505	4,955
Undistributed earnings allocated to Series A Convertible Preferred Stock	—	—	—	—
Adjustment for potentially dilutive THG units	—	—	—	—
Adjustment for potentially dilutive Series A Convertible Preferred Stock	—	—	—	—
Adjustment for potentially dilutive share-based compensation awards	—	—	69	52
Adjustment for potentially dilutive warrants	—	—	—	—
Net income available to Class A Common Stockholders, Diluted	$8,465	$7,912	$14,574	$5,007

Weighted Average Shares of Class A Common Stock Outstanding
Weighted average shares of Class A Common Stock outstanding, Basic	90,698	85,687	90,374	85,171
Adjustment for potentially dilutive THG units	—	—	—	—
Adjustment for potentially dilutive Series A Convertible Preferred Stock	—	—	—	—
Adjustment for potentially dilutive share-based compensation awards	—	—	873	901
Adjustment for potentially dilutive warrants	—	—	—	—
Weighted average shares of Class A Common Stock outstanding, Diluted	90,698	85,687	91,247	86,072

The following table summarizes the weighted average potential shares of Class A Common Stock excluded from diluted earnings per share of Class A Common Stock as their effect would be anti-dilutive for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	in thousands
THG units	255,105	255,384	255,138	255,441
Series A Convertible Preferred Stock	6,785	6,785	6,785	6,785
Unvested shares associated with share-based compensation awards	8,580	7,943	4,453	3,855
Warrants	—	19,484	—	19,484
Total	270,470	289,596	266,376	285,565

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

Tax Legislation — On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted. The law contains several key provisions including the reinstatement of immediate expensing of qualifying research and development expenses and permanent extensions of certain provisions within the Tax Cuts and Jobs Act. The Company is still evaluating the impact of the OBBBA on its Consolidated Financial Statements.

The Organisation for Economic Co-operation and Development has a framework to implement a global minimum corporate tax rate of 15% for companies with global revenues and profits above certain thresholds (referred to as "Pillar 2"). Certain aspects of Pillar 2 became effective on January 1, 2024 and other aspects became effective on January 1, 2025. While it's uncertain whether the U.S. will enact legislation to adopt Pillar 2, certain countries in which the Company operates have adopted legislation, and other countries are in the process of introducing legislation to implement Pillar 2. While the Company's effective income tax rate and cash income tax payments could increase in future years as a result of the global minimum tax, management does not expect there will be a material impact to the Company's effective tax rate or its results of operations. The Company's assessment could be affected by legislative guidance and future enactment of additional provisions within the Pillar 2 framework.

Income Tax Expense — For the six months ended June 30, 2025 and 2024, income tax expense reflected in the Condensed Consolidated Statements of Operations differs from the tax computed by applying the statutory U.S. federal rate of 21% to "Income before income tax expense" as follows:

	Six months ended June 30,
	2025		2024

	in thousands (except percentages)
Income tax expense at statutory rate	$18,091	21%	$12,977	21%
State taxes	917	1%	259	—%
(Income) loss not subject to entity-level taxes	(4,711)	(5)%	(3,382)	(5)%
Foreign rate differential	468	1%	(156)	—%
Change in valuation allowance	(1,234)	(1)%	(738)	(1)%
(Gain) loss related to warrant liabilities, net	—	—%	1,697	3%
Permanent items	32	—%	346	1%
Effect of changes in tax rates	(1,236)	(1)%	—	—%
Other, net	(677)	(1)%	(63)	—%
Income tax expense	$11,650	15%	$10,940	18%

Deferred Tax Assets — As of June 30, 2025 and December 31, 2024, the Company had deferred tax assets of $148.5 million and $148.1 million, respectively, related to the difference between the outside tax basis and book basis of its investment in the assets of THG. The Company's deferred tax assets are reduced by a valuation allowance when management believes it is more likely than not that some, or all, of the deferred tax assets will not be realized.

The Company evaluates the realizability of its deferred tax assets on a quarterly basis using all available evidence, both positive and negative. The realization of deferred tax assets is dependent on the Company's ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. After considering all positive and negative evidence of taxable income in the carryback and carryforward periods, as permitted by law, as of June 30, 2025 and December 31, 2024, management concluded that it is more likely than not that certain deferred tax assets, including the deferred tax asset for the investment in the assets of THG, will not be realized. As a result, the Company recorded a valuation allowance of $176.4 million and $176.2 million against its deferred tax assets as of June 30, 2025 and December 31, 2024, respectively.

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

Tax Examinations — The Company is subject to taxation and files income tax returns in the U.S. federal jurisdiction, as well as many state and foreign jurisdictions. As of June 30, 2025, tax years 2020 to 2023 are subject to examination by various tax authorities. With few exceptions, as of June 30, 2025, the Company is no longer subject to U.S. federal, state, local or foreign examinations for years before 2020. THG is currently under audit by the IRS for the 2021 tax year.

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

As of June 30, 2025 and December 31, 2024, the Company did not have any unrecognized tax benefits and had no material accrued interest or penalties related to uncertain tax positions. If recorded, interest and penalties would be recorded within "Income tax expense" in the Condensed Consolidated Statements of Operations.

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

As of June 30, 2025, the estimated value of the TRA Liability was $5.1 million, of which $2.0 million was classified as a current liability within "Accounts payable, accrued expenses and other current liabilities" and $3.1 million was classified as a long-term liability within "Other long-term liabilities" on the Condensed Consolidated Balance Sheets. As of December 31, 2024, the estimated value of the TRA Liability was $2.2 million, of which $0.2 million was classified as a current liabilities within "Accounts payable, accrued expenses and other current liabilities" and $2.0 million was classified as a long-term liability within "Other long-term liabilities" on the Condensed Consolidated Balance Sheets.

During the six months ended June 30, 2025, Hagerty, Inc. made TRA payments of $0.2 million to the Legacy Unit Holders. There were no such TRA payments during the six months ended June 30, 2024.

21 — Related-Party Transactions

As of June 30, 2025, Markel and State Farm had the following equity interests in Hagerty and, as a result, are considered related parties:

	Markel		State Farm
Equity Interest	Shares/Units	Percentage of total outstanding (1)	Shares/Units	Percentage of total outstanding (1)
Hagerty, Inc. Class A Common Stock	3,108,000	3.4%	51,800,000	57.1%
Hagerty, Inc. Class V Common Stock	75,000,000	29.9%	—	—%
Hagerty, Inc. Series A Convertible Preferred Stock	1,590,668	18.8%	5,302,226	62.5%
THG units	75,000,000	21.7%	—	—%

Controlling interest	3,108,000	3.4%	51,800,000	57.1%
Non-controlling interest	75,000,000	29.4%	—	—%

(1)    The percentages reflected represent only the ownership of the specific security identified in each row, and are not reflective of the total economic ownership in Hagerty.

Refer to Note 17 — Stockholders' Equity and Note 16 — Convertible Preferred Stock for a description of each equity interest in the table above.

Markel

Alliance Agreement

The Company and Markel have an alliance agreement (the "Markel Alliance Agreement") and associated agency agreement pursuant to which policies sold by Hagerty's U.S. MGAs are underwritten by Essentia Insurance Company and reinsured with Evanston Insurance Company ("Evanston"), both of which are wholly owned subsidiaries of Markel.

The following tables provide information related to Markel-affiliated "Commission revenue" and "Due to insurer" liabilities associated with the Markel Alliance Agreement:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	in thousands (except percentages)
Commission revenue	$127,454	$115,975	$221,427	$199,644
Percent of total	91%	92%	92%	93%

	June 30,	December 31,
	2025	2024

	in thousands (except percentages)
Due to insurer	$135,906	$78,792
Percent of total	89%	94%

Refer to Note 4 — Revenue for information on related party balances within "Commissions receivable," which primarily consist of CUC receivables due from Markel.

Reinsurance Agreement

Hagerty Re has a quota share agreement with Evanston to assume approximately 80% of the risks written through the Company's U.S. MGAs, with the exception of High-Net-Worth Accounts in which Hagerty Re assumes 100% of the risk. Refer to Note 14 — Reinsurance for additional information on the Company's reinsurance programs.

The following tables summarize all balances related to the Company's reinsurance business with Markel subsidiaries:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

Revenue:	in thousands
Earned premium	$182,913	$162,536	$357,974	$318,656
Expenses:
Ceding commission, net	$84,868	$75,033	$164,335	$147,396
Losses and loss adjustment expenses	74,598	64,266	154,509	129,421
Total expenses	$159,466	$139,299	$318,844	$276,817

	June 30,	December 31,
	2025	2024

Assets:	in thousands
Premiums receivable	$236,368	$150,436
Commissions receivable	1,777	489
Deferred acquisition costs, net	180,745	160,360
Other current assets	4,947	2,926
Total assets	$423,837	$314,211
Liabilities:
Accounts payable, accrued expenses and other current liabilities	$3,214	$806
Losses payable and provision for unpaid losses and loss adjustment expenses	244,779	254,422
Ceding commissions payable	107,428	76,001
Unearned premiums	393,676	347,501
Total liabilities	$749,097	$678,730

Pursuant to the terms of the quota share agreement with Evanston, Hagerty Re maintains assets in trust for the benefit of Evanston. These assets are included within "Restricted cash and cash equivalents" and "Investments" on the Company's Condensed Consolidated Balance Sheets. The assets held in trust for the benefit of Evanston totaled $584.3 million and $589.2 million as of June 30, 2025 and December 31, 2024, respectively.

State Farm

Alliance Agreement

Hagerty has a 10-year master alliance agreement and associated managing general underwriter agreement with State Farm, under which State Farm Classic+ policies are offered to State Farm's customers through State Farm agents. This program began issuing policies in certain states in September 2023. Several states were added in the first half of 2025, with additional states planned for the remainder of 2025 and 2026. Under the master alliance agreement, State Farm paid Hagerty an advanced commission of $20.0 million, which is being recognized as "Commission and fee revenue" over the remaining life of the arrangement. In addition, the Company is paid a commission for underwriting, binding coverage, and issuing State Farm Classic+ policies and can offer HDC memberships to State Farm Classic+ customers, providing Hagerty with an additional revenue opportunity. Commission revenue associated with State Farm Classic+ policies was not material to the Company's Condensed Consolidated Financial Statements for the six months ended June 30, 2025 and 2024.

Reinsurance Agreement

Hagerty Re has a quota share agreement to cede 50% of the risk assumed from a subsidiary of Markel in relation to High-Net-Worth Accounts to Oglesby Reinsurance Company, a wholly owned subsidiary of State Farm. Refer to Note 14 — Reinsurance for additional information on the Company's reinsurance programs.

The following tables summarize all balances related to the risk ceded by Hagerty Re to State Farm subsidiaries:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

Revenue:	in thousands
Earned premium (1)	$(4,735)	$(4,069)	$(9,191)	$(8,022)
Expenses:
Ceding commission, net (2)	$(2,463)	$(2,117)	$(4,780)	$(4,172)
Losses and loss adjustment expenses (3)	(1,420)	(813)	(7,507)	(3,604)
Total expenses	$(3,883)	$(2,930)	$(12,287)	$(7,776)

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

	June 30,	December 31,
	2025	2024

Assets:	in thousands
Commissions receivable	$5,502	$2,095
Deferred acquisition costs, net (1)	(5,171)	(4,448)
Other current assets (2)	20,562	14,758
Total assets	$20,893	$12,405
Liabilities:
Accounts payable, accrued expenses and other current liabilities (3)	$10,582	$4,028
Total liabilities	$10,582	$4,028

(1)    Represents unearned ceding commission received from State Farm subsidiaries.
(2)    Represents unearned deferred ceded premium and reinsurance recoverables from State Farm subsidiaries.
(3)    Represents reinsurance premiums due to State Farm subsidiaries.

State Farm Term Loan

In September 2023, Hagerty Re entered into an unsecured term loan facility with State Farm in an aggregate principal amount of $25.0 million and an interest rate of 8.0% per annum. The State Farm Term Loan will mature in September 2033. Refer to Note 15 — Debt for additional information.

Other Related Party Transactions

From time-to-time, in the ordinary course of business, related parties, such as members of the Board and management, purchase insurance policies from the Company, receive payments on claims required by the Company's insurance policies, and buy and sell collector cars and enthusiast vehicles through marketplace auctions or in private transactions.

22 — Commitments and Contingencies

Employee Compensation Agreements — In the ordinary course of conducting its business, the Company enters into certain employee compensation agreements from time to time which commit it to severance obligations in the event an employee terminates employment with the Company. If applicable, these obligations are recorded as accrued expenses on the Condensed Consolidated Balance Sheets.

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

Data Security Incident — In 2021, the Company experienced an unauthorized access into its online insurance quote feature whereby attackers used personal information already in their possession to obtain additional consumer data, including driver's license numbers. The unauthorized access issue has been remediated. This incident is the subject of coordinated industry-wide regulatory investigations. The Company could be subject to litigation, fines, penalties, and/or settlements related to this incident. The Company has accrued an estimated liability related to this incident based on the facts known by management and developed through its assessment of the current status of ongoing dialog with the regulatory investigators. The amount of the estimated liability is not material to the Company's Condensed Consolidated Financial Statements. The amount of any fines, penalties, and/or settlements related to this incident could differ from the amount currently accrued and such difference is not currently estimable.

23 — Subsequent Events

Management has evaluated subsequent events through August 4, 2025, which is the date these Condensed Consolidated Financial Statements were issued, and no material subsequent events were identified that are required to be reported.

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

Overview

We are a market leader in providing insurance for collector cars and enthusiast vehicles. Through our insurance model, we act as a Managing General Agent ("MGA") by underwriting, selling, and servicing collector car and enthusiast vehicle insurance policies. Due to our consistent track record of delivering strong underwriting results, we currently reinsure approximately 80% of the risks written by our MGA subsidiaries through our wholly owned subsidiary, Hagerty Reinsurance Limited ("Hagerty Re"). Refer to "Recent Developments" below for information on emerging developments related to a proposed fronting arrangement (the "Proposed Fronting Arrangement") with Markel Group Inc. (together with its subsidiaries, "Markel").

We also offer Hagerty Drivers Club ("HDC") memberships, which are primarily bundled with our insurance policies and give subscribers access to an array of products and services, including emergency roadside assistance, Hagerty Drivers Club Magazine, automotive enthusiast events, our proprietary vehicle valuation tool, and special vehicle-related discounts. In addition, we offer a marketplace to complement our insurance and membership offerings where automotive enthusiasts can buy, sell, and finance collector cars and enthusiast vehicles.

Through these offerings, our vision is to be the world's most trusted and preferred brand for automotive enthusiasts to protect, buy, sell, and enjoy their special cars.

Recent Developments

On July 24, 2025, we announced our entry into a non-binding letter of intent with respect to the Proposed Fronting Arrangement with Markel that is expected to be signed in 2025 and become effective on January 1, 2026. Markel is the ultimate parent company of Essentia Insurance Company ("Essentia"), which serves as the dedicated carrier for the specialty collector vehicle insurance policies sold by our U.S. MGA subsidiaries.

Under the Proposed Fronting Arrangement: (i) our underwriting (including pricing decisions, rate filing, insurance rating and risk selections) and claims authorities would be expanded to the maximum levels permitted by applicable law; (ii) Hagerty Re would control 100% of the premium and assume 100% of the risk for policies written through Essentia; (iii) we would continue to issue policies through Essentia and would increase our administrative responsibilities; and (iv) Hagerty Re would initially pay a 2% fronting fee to Markel for administrative support, which would incrementally decrease based on the volume of policies issued by Essentia in each calendar year. We expect these changes to result in increased profitability and additional control allowing for enhanced operational efficiencies.

The Proposed Fronting Arrangement remains subject to the negotiation and execution of definitive documentation and the receipt of all required regulatory approvals, and there can be no assurance that the Proposed Fronting Arrangement will be completed on the terms described herein or at all.

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

Financial Highlights

For the three months ended June 30, 2025, we reported Net income of $47.2 million, representing a $4.5 million, or 10.7%, increase compared to the prior year, and Adjusted EBITDA of $63.7 million, representing a $10.6 million, or 20.0%, increase compared to the prior year. These improvements are primarily attributable to 10.8% growth in Written Premium, which drove an 11.2% increase in Commission and fee revenue and a 12.8% increase in Earned premium. The comparison to the prior year is also favorably impacted by significantly higher levels of Broad Arrow inventory sales and private sale commissions, as well as the results from Broad Arrow's inaugural auction at Concorso d’Eleganza Villa d’Este.

For the six months ended June 30, 2025, we reported Net income of $74.5 million, representing a $23.6 million, or 46.5%, increase compared to the prior year, and Adjusted EBITDA of $103.4 million, representing a $22.9 million, or 28.5%, increase compared to the prior year. These improvements are primarily attributable to 11.3% growth in Written Premium, which drove a 11.9% increase in Commission and fee revenue and a 12.3% increase in Earned premium. The comparison to the prior year is also favorably impacted by significantly higher levels of Broad Arrow inventory sales and private sale commissions, as well as the results from Broad Arrow's inaugural auction at Concorso d’Eleganza Villa d’Este.

Adjusted EBITDA is a non-GAAP financial measure. Refer to "Non-GAAP Financial Measures" below for a description of non-GAAP financial measures and a reconciliation to the most comparable GAAP measure.

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

	Three months ended June 30,
	2025	2024	Change

Operational Metrics	dollars in thousands (except per share amounts)
Total Written Premium (1)	$355,985	$321,173	$34,812	10.8%
Hagerty Re Loss Ratio (2)	42.3%	41.1%	1.2%	N/M
Hagerty Re Combined Ratio (3)	89.6%	88.1%	1.5%	N/M
New Business Count — Insurance (4)	87,872	89,049	(1,177)	(1.3)%

GAAP Financial Measures
Total Revenue	$368,699	$313,225	$55,474	17.7%
Operating Income	$47,699	$38,067	$9,632	25.3%
Net Income	$47,202	$42,657	$4,545	10.7%
Basic Earnings Per Share	$0.09	$0.09	$—	—%
Diluted Earnings Per Share	$0.09	$0.09	$—	—%

Non-GAAP Financial Measures
Adjusted EBITDA (5)	$63,744	$53,113	$10,631	20.0%
Adjusted Earnings Per Share (5)	$0.13	$0.12	$0.01	8.3%

	Six months ended June 30,
	2025	2024	Change

Operational Metrics	dollars in thousands (except per share amounts)
Total Written Premium (1)	$600,312	$539,459	$60,853	11.3%
Hagerty Re Loss Ratio (2)	42.2%	41.1%	1.1%	N/M
Hagerty Re Combined Ratio (3)	89.1%	88.3%	0.8%	N/M
New Business Count — Insurance (4)	143,181	148,335	(5,154)	(3.5)%

GAAP Financial Measures
Total Revenue	$688,292	$584,933	$103,359	17.7%
Operating Income	$73,427	$50,291	$23,136	46.0%
Net Income	$74,495	$50,856	$23,639	46.5%
Basic Earnings Per Share	$0.16	$0.06	$0.10	166.7%
Diluted Earnings Per Share	$0.16	$0.06	$0.10	166.7%

Non-GAAP Financial Measures
Adjusted EBITDA (5)	$103,352	$80,440	$22,912	28.5%
Adjusted Earnings Per Share (5)	$0.21	$0.16	$0.05	31.3%

N/M = Not meaningful

	June 30,	December 31,
	2025	2024	Change

Operational Metrics
Policies in Force (6)	1,559,798	1,506,451	53,347	3.5%
Policies in Force Retention (7)	88.7%	89.0%	(0.3)%	N/M
Vehicles in Force (8)	2,664,611	2,576,700	87,911	3.4%
HDC Paid Member Count (9)	907,963	875,822	32,141	3.7%
Net Promoter Score (10)	82	82	—	—%

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
(3)    Hagerty Re Combined Ratio is the ratio of (i) Hagerty Re's losses, loss adjustment expenses, and underwriting expenses to (ii) its earned premium. Hagerty Re's underwriting expenses primarily include ceding commissions and, to a lesser extent, certain administrative expenses. Hagerty Re Combined Ratio provides a benchmark to evaluate underwriting profitability, including expense trends. A combined ratio under 100% indicates underwriting income while a combined ratio exceeding 100% indicates an underwriting loss.
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

Our marketplace business earns fee-based revenue primarily from the sale of collector cars and enthusiast vehicles through live auctions, time-based digital auctions, and brokered private sales. Through our marketplace business, we also earn revenue from the sale of collector cars and enthusiast vehicles that we have opportunistically acquired for resale. In addition, we also earn finance revenue from loans made to qualified collectors and businesses secured by their collector cars.

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

Operating Expenses

Salaries and benefits

Salaries and benefits consist primarily of costs related to employee compensation, payroll taxes, employee benefits, and employee development costs. Employee compensation includes wages, as well as various forms of incentive compensation, including share-based compensation. Employee benefits primarily include the cost of our retirement, medical, dental, wellness, and severance plans. Costs related to employee education, training, and recruiting are recorded in employee development costs. Salaries and benefits are expensed as incurred except for costs that are required to be capitalized, which are amortized over the useful life of the asset created, such as internally developed software and software-as-a-service ("SaaS") implementation costs. Salaries and benefits are expected to increase in dollar amount over time as the business continues to grow but will likely decrease as a percent of revenue.

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

Sales expense

Sales expense includes costs related to the sale and servicing of insurance policies, as well as costs related to our membership and marketplace offerings, such as broker expense, cost of sales, promotion expense, and travel and entertainment expenses. Broker expense is the compensation paid to our agent partners and national broker partners when an insurance policy is written by our MGA subsidiaries through a broker relationship. Broker expense generally tracks with written premium growth. Cost of sales includes payment processing fees, emergency roadside service costs, postage and other variable costs associated with the sale and servicing of a policy. Cost of sales also includes the cost of acquired vehicles sold through our marketplace business, and sales commissions related to our marketplace business, as well as interest expense and borrowing costs associated with the Broad Arrow Capital LLC ("BAC") credit facility ("BAC Credit Facility"). Promotion expense includes various costs related to branding, events, advertising, marketing, and customer acquisition. Sales expenses, in general, are expensed as incurred and will trend with revenue growth.

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

Interest and other income (expense), net

Interest and other income (expense), net primarily includes interest income related to cash balances and fixed maturity securities, realized gains or losses from the sale of fixed maturity securities, and realized and unrealized gains and losses related to equity securities. Additionally, Interest and other income (expense), net includes interest expense related to outstanding borrowings, primarily related to our current and prior revolving credit facilities with JPMorgan Chase Bank, N.A. ("JPM"), as well as the State Farm Term Loan (as defined in Note 15 — Debt in Item 1 of Part I of this Quarterly Report) and changes in the value of the liability related to our Tax Receivable Agreement ("TRA") (the "TRA Liability") with Hagerty Holding Corp. ("HHC") and Markel (together the "Legacy Unit Holders"). Refer to Note 20 — Taxation in Item 1 of Part I of this Quarterly Report for additional information related to the TRA.

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

Results of Operations

Three Months Ended June 30, 2025 compared to the Three Months Ended June 30, 2024

The following table summarizes our results of operations for the three months ended June 30, 2025 and 2024, and the dollar and percentage changes between the two periods:

	Three months ended June 30,
	2025	2024	$ Change	% Change

REVENUE:	in thousands (except percentages)
Commission and fee revenue	$143,287	$128,816	$14,471	11.2%
Earned premium	177,785	157,612	20,173	12.8%
Membership, marketplace and other revenue	47,627	26,797	20,830	77.7%
Total revenue	368,699	313,225	55,474	17.7%
OPERATING EXPENSES:
Salaries and benefits	64,062	57,693	6,369	11.0%
Ceding commissions, net	82,938	73,446	9,492	12.9%
Losses and loss adjustment expenses	75,213	64,729	10,484	16.2%
Sales expense	67,380	47,990	19,390	40.4%
General and administrative expenses	22,574	21,373	1,201	5.6%
Depreciation and amortization	8,833	10,014	(1,181)	(11.8)%
Gain related to divestiture	—	(87)	87	N/M
Total operating expenses	321,000	275,158	45,842	16.7%
OPERATING INCOME	47,699	38,067	9,632	25.3%
Loss related to warrant liabilities, net	—	(1,941)	1,941	N/M
Interest and other income (expense), net	5,664	12,342	(6,678)	(54.1)%
INCOME BEFORE INCOME TAX EXPENSE	53,363	48,468	4,895	10.1%
Income tax expense	(6,161)	(5,811)	(350)	6.0%
NET INCOME	$47,202	$42,657	$4,545	10.7%

N/M = Not meaningful

Revenue

Commission and fee revenue

Commission and fee revenue was $143.3 million for the three months ended June 30, 2025, an increase of $14.5 million, or 11.2%, compared to 2024. This increase was driven by policy renewals, which contributed $14.4 million to the year-over-year improvement. Commission and fee revenue related to new policies was consistent with the prior year period.

The increase in revenue from policy renewals was primarily driven by a 14.3% increase in underlying policy premiums, as well as continued strong policy retention. The increase in renewal policy premiums is the result of rate increases in several states due to inflation and higher vehicle repair costs, both of which drive higher premiums and, in turn, higher commission revenue.

Commission and fee revenue from agent sources increased $8.1 million, or 11.6%, and Commission and fee revenue from direct sources increased $6.4 million, or 10.8%, during the three months ended June 30, 2025. Commission rates vary based on geography, but do not differ by distribution channel (i.e., whether they are direct-sourced or agent-sourced).

Earned premium

Earned premium at Hagerty Re was $177.8 million for the three months ended June 30, 2025, an increase of $20.2 million, or 12.8%, compared to 2024. This increase was almost entirely due to continued growth of subject premiums written through our MGA subsidiaries, which increased $33.7 million, or 11.9%, compared to the three months ended June 30, 2024.

The following tables present the amount of premiums assumed and earned by Hagerty Re, as well as the related quota share percentages for the three months ended June 30, 2025 and 2024:

	Three months ended June 30, 2025
	U.S.	Canada	U.K. (1)	Total

	in thousands (except percentages)
Subject premium (2)	$290,188	$27,014	$(43)	$317,159
Quota share percentage	81.0%	50.0%	80.0%	78.1%
Assumed premium in Hagerty Re	234,339	13,507	(34)	247,812
Reinsurance premiums ceded				(11,209)
Net assumed premium				236,603
Change in unearned premiums				(57,836)
Change in deferred reinsurance premiums				(982)
Earned premium				$177,785

	Three months ended June 30, 2024
	U.S.	Canada	U.K. (1)	Total

	in thousands (except percentages)
Subject premium (2)	$259,380	$24,270	$(154)	$283,496
Quota share percentage	81.0%	35.0%	80.0%	76.9%
Assumed premium in Hagerty Re	209,534	8,495	(122)	217,907
Reinsurance premiums ceded				(10,143)
Net assumed premium				207,764
Change in unearned premiums				(49,808)
Change in deferred reinsurance premiums				(344)
Earned premium				$157,612

(1)    Effective January 1, 2024, Hagerty Re is no longer reinsuring classic auto risks produced by its United Kingdom ("U.K.") MGA affiliate, and the book is in run-off.
(2)    Represents the portion of total written premium written by our MGA subsidiaries that is subject to reinsurance agreements between our insurance carrier partners and Hagerty Re.

Membership, marketplace and other revenue

Membership, marketplace and other revenue was $47.6 million for the three months ended June 30, 2025, an increase of $20.8 million, or 77.7%, compared to 2024.

Membership fee revenue was $15.7 million for the three months ended June 30, 2025, an increase of $1.5 million, or 10.9%, compared to 2024. This increase was primarily attributable to a $1.4 million, or 10.7%, increase in revenue attributable to new policies issued with a bundled HDC membership. For the three months ended June 30, 2025 and 2024, membership fees were 32.9% and 52.7%, respectively, of the Membership, marketplace and other revenue total.

Marketplace revenue was $26.8 million for the three months ended June 30, 2025, an increase of $20.5 million compared to 2024. This improvement was principally due to significantly higher levels of inventory sales and private sale commissions. To a lesser extent, the increase in Marketplace revenue was due to revenues earned from Broad Arrow's inaugural auction at Concorso d’Eleganza Villa d’Este, which was held in May 2025. For the three months ended June 30, 2025 and 2024, Marketplace revenue was 56.2% and 23.4%, respectively, of the Membership, marketplace and other revenue total.

Other revenue, which includes sponsorship, admission, advertising, valuation, and sublease revenue, totaled $5.2 million for the three months ended June 30, 2025, a decrease of $1.2 million, or 18.9%, compared to 2024. This decrease was primarily attributable to the loss of registration fee revenue associated with MSR, which was sold in June 2024, partially offset by an increase in advertising revenue. For the three months ended June 30, 2025 and 2024, other revenue was 10.9% and 23.9%, respectively, of the Membership, marketplace and other revenue total. Refer to Note 11 — Divestiture in Item 1 of Part I of this Quarterly Report for additional information related to the sale of MSR.

Costs and Expenses

Salaries and benefits

Salaries and benefits were $64.1 million for the three months ended June 30, 2025, an increase of $6.4 million, or 11.0%, compared to 2024. This increase was primarily due to annual merit increases, which occur in the second quarter of each year, as well as increased headcount year over year.

Ceding commissions, net

Ceding commissions, net was $82.9 million for the three months ended June 30, 2025, an increase of $9.5 million, or 12.9%, compared to 2024. This increase is primarily attributable to the 12.8% increase in Earned premium discussed above.

The following table summarizes the components of Ceding commissions, net for the three months ended June 30, 2025 and 2024:

	Three months ended June 30,
	2025	2024

	in thousands (except percentages)
Ceding commission:
Ceding commission – reinsurance assumed	$87,950	$77,428
Ceding commission – reinsurance ceded	(5,012)	(3,982)
Ceding commissions, net	$82,938	$73,446
Percentage of earned premium	46.7%	46.6%

Losses and loss adjustment expenses

Losses and loss adjustment expenses were $75.2 million for the three months ended June 30, 2025, an increase of $10.5 million, or 16.2%, compared to 2024. This increase was primarily driven by the 12.8% increase in Hagerty Re Earned premium discussed above.

For the three months ended June 30, 2025, our loss ratio was 42.3%, including the impact of catastrophe losses. For the three months ended June 30, 2024, our loss ratio was 41.1%, including the impact of catastrophe losses.

Sales expense

Sales expense was $67.4 million for the three months ended June 30, 2025, an increase of $19.4 million, or 40.4%, compared to 2024. This increase was due, in part, to a $15.3 million increase in cost of sales, predominantly as a result of a higher level of marketplace inventory sales, as well as a $3.6 million increase in sales commissions, consistent with revenue growth within the marketplace business. In addition, broker expense increased $2.2 million, consistent with the written premium growth within the agent insurance distribution channel.

General and administrative expenses

General and administrative expenses expense was $22.6 million for the three months ended June 30, 2025, an increase of $1.2 million, or 5.6%, compared to 2024. This increase was primarily due to an increase in software-related costs, partially offset by a $0.6 million decrease in professional services.

Depreciation and amortization

Depreciation and amortization expense was $8.8 million for the three months ended June 30, 2025, a decrease of $1.2 million, or 11.8%, compared to 2024. This decrease was primarily attributable to a smaller base of in-service fixed assets and finite-lived intangible assets as of June 30, 2025 when compared to the same period in 2024.

Other Items

Loss related to warrant liabilities, net

During the three months ended June 30, 2024, Loss related to warrant liabilities, net was $1.9 million as a result of the change in fair value of our then outstanding warrant liabilities. There were no warrants outstanding during the three months ended June 30, 2025 due to the Warrant Exchange transaction that was completed in July 2024. Refer to Note 6 — Fair Value Measurements in Item 1 of Part I of this Quarterly Report for additional information with respect to our warrants.

Interest and other income (expense), net

The following table presents the components of Interest and other income (expense), net for the three months ended June 30, 2025 and 2024:

	Three months ended June 30,
	2025	2024	$ Change	% Change

	in thousands (except percentages)
Interest income	$9,507	$11,209	$(1,702)	(15.2)%
Interest expense	(1,999)	(1,471)	(528)	35.9%
Net investment gains	1,194	510	684	134.1%
Other income (expense), net	(3,038)	2,094	(5,132)	N/M
Interest and other income (expense), net	$5,664	$12,342	$(6,678)	(54.1)%

N/M = Not meaningful

Interest and other income (expense), net decreased $6.7 million, or 54.1%, during the three months ended June 30, 2025, compared to 2024. This decrease was primarily due to a $3.1 million increase in the TRA Liability in the second quarter of 2025 and a $2.3 million gain on the sale of an interest rate swap in the second quarter of 2024, as well as lower yields on fixed income securities.

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

For the three months ended June 30, 2025, income tax expense was $6.2 million, representing an increase of $0.4 million, or 6.0%, compared to 2024. This increase was primarily due to an increase in THG earnings attributable to Hagerty, Inc. Refer to Note 20 — Taxation in Item 1 of Part I of this Quarterly Report for additional information with respect to items affecting our effective tax rate.

Six Months Ended June 30, 2025 compared to the Six Months Ended June 30, 2024

The following table summarizes our results of operations for the six months ended June 30, 2025 and 2024, and the dollar and percentage change between the two periods:

	Six months ended June 30,
	2025	2024	$ Change	% Change

REVENUE:	in thousands (except percentages)
Commission and fee revenue	$243,574	$217,656	$25,918	11.9%
Earned premium	347,140	309,231	37,909	12.3%
Membership, marketplace and other revenue	97,578	58,046	39,532	68.1%
Total revenue	688,292	584,933	103,359	17.7%
OPERATING EXPENSES:
Salaries and benefits	123,165	113,809	9,356	8.2%
Ceding commissions, net	160,271	144,376	15,895	11.0%
Losses and loss adjustment expenses	146,343	127,085	19,258	15.2%
Sales expense	122,006	87,650	34,356	39.2%
General and administrative expenses	44,759	41,235	3,524	8.5%
Depreciation and amortization	18,321	20,574	(2,253)	(11.0)%
Gain related to divestiture	—	(87)	87	N/M
Total operating expenses	614,865	534,642	80,223	15.0%
OPERATING INCOME	73,427	50,291	23,136	46.0%
Loss related to warrant liabilities, net	—	(8,081)	8,081	N/M
Interest and other income (expense), net	12,718	19,586	(6,868)	(35.1)%
INCOME BEFORE INCOME TAX EXPENSE	86,145	61,796	24,349	39.4%
Income tax expense	(11,650)	(10,940)	(710)	6.5%
NET INCOME	$74,495	$50,856	$23,639	46.5%

N/M = Not meaningful

Revenue

Commission and fee revenue

Commission and fee revenue was $243.6 million for the six months ended June 30, 2025, an increase of $25.9 million, or 11.9%, compared to 2024. This increase was driven by policy renewals, which contributed $26.4 million to the year-over-year improvement, partially offset by a $0.5 million decrease in revenue related to new policies.

The increase in revenue from policy renewals was primarily driven by a 15.3% increase in underlying policy premiums, as well as continued strong policy retention. The increase in renewal policy premiums is the result of rate increases in several states due to inflation and higher vehicle repair costs, both of which contribute to higher premiums and, in turn, higher commission revenue.

The decrease in revenue from new policies was primarily driven by a 3.5% decrease in new business count, the effect of which was partially offset by rate increases in several states due to inflation and higher vehicle repair costs.

Commission and fee revenue from agent sources increased $13.9 million, or 11.7%, and Commission and fee revenue from direct sources increased $12.0 million, or 12.1%, during the six months ended June 30, 2025. Commission rates vary based on geography, but do not differ by distribution channel (i.e., whether they are direct-sourced or agent-sourced).

Earned premium

Earned premium at Hagerty Re was $347.1 million for the six months ended June 30, 2025, an increase of $37.9 million, or 12.3%, compared to 2024. This increase was primarily due to continued growth of subject premiums written through our MGA subsidiaries, which increased $55.0 million, or 11.4%, compared to the six months ended June 30, 2024.

The following tables present premiums assumed and earned by Hagerty Re, as well as the related quota share percentages for the six months ended June 30, 2025 and 2024:

	Six months ended June 30, 2025
	U.S.	Canada	U.K. (1)	Total

	in thousands (except percentages)
Subject premium (2)	$502,056	$34,526	$(37)	$536,545
Quota share percentage	81.0%	50.0%	80.0%	78.9%
Assumed premium in Hagerty Re	406,089	17,263	(29)	423,323
Reinsurance premiums ceded				(31,069)
Net assumed premium				392,254
Change in unearned premiums				(52,414)
Change in deferred reinsurance premiums				7,300
Earned premium				$347,140

	Six months ended June 30, 2024
	U.S.	Canada	U.K. (1)	Total

	in thousands (except percentages)
Subject premium (2)	$450,444	$31,225	$(152)	$481,517
Quota share percentage	81.0%	35.0%	80.0%	77.9%
Assumed premium in Hagerty Re	364,213	10,929	(121)	375,021
Reinsurance premiums ceded				(32,969)
Net assumed premium				342,052
Change in unearned premiums				(45,235)
Change in deferred reinsurance premiums				12,414
Earned premium				$309,231

(1)    Effective January 1, 2024, Hagerty Re is no longer reinsuring classic auto risks produced by its U.K. MGA affiliate, and the book is in run-off.
(2)    Represents the portion of total written premium written by our MGA subsidiaries that is subject to reinsurance agreements between our insurance carrier partners and Hagerty Re.

Membership, marketplace and other revenue

Membership, marketplace and other revenue was $97.6 million for the six months ended June 30, 2025, an increase of $39.5 million, or 68.1%, compared to 2024.

Membership fee revenue was $31.0 million for the six months ended June 30, 2025, an increase of $3.4 million, or 12.5%, compared to 2024. This increase was primarily due to a $3.2 million, or 12.4%, increase in revenue attributable to new insurance policies issued with a bundled HDC membership. For the six months ended June 30, 2025 and 2024, membership fees were 31.8% and 47.5%, respectively, of total Membership, marketplace and other revenue.

Marketplace revenue was $55.8 million for the six months ended June 30, 2025, an increase of $39.0 million compared to 2024. This improvement was principally due to significantly higher levels of inventory sales, including cars acquired from The Academy of Art University Collection and sold at auction in February 2025, as well as increased private sale commissions. To a lesser extent, the increase in Marketplace revenue was attributable to revenues earned from Broad Arrow's inaugural auction at Concorso d’Eleganza Villa d’Este, which was held in May 2025. For the six months ended June 30, 2025 and 2024, Marketplace revenue was 57.1% and 28.9%, respectively, of total Membership, marketplace and other revenue.

Other revenue, which primarily includes sponsorship, admission, advertising, valuation, and sublease revenue, was $10.8 million for the six months ended June 30, 2025, a decrease of $2.9 million, or 21.0%, compared to 2024. This decrease was primarily attributable to the loss of registration fee revenue attributable to MSR, which was sold in June 2024, as well as a lower level of sponsorship revenue and a decrease in admission revenue due to poor weather at this year's Amelia Concours d'Elegance. For the six months ended June 30, 2025 and 2024, other revenue was 11.1% and 23.6%, respectively, of total Membership, marketplace and other revenue. Refer to Note 11 — Divestiture in Item 1 of Part I of this Quarterly Report for additional information related to the sale of MSR.

Costs and Expenses

Salaries and benefits

Salaries and benefits were $123.2 million for the six months ended June 30, 2025, an increase of $9.4 million, or 8.2%, compared to 2024. This increase was primarily due to annual merit increases, which occur in the second quarter of each year, as well as increased headcount year over year.

Ceding commissions, net

Ceding commissions, net was $160.3 million for the six months ended June 30, 2025, an increase of $15.9 million, or 11.0%, compared to 2024. This increase is primarily attributable to the 12.3% increase in Earned premium discussed above.

The following table summarizes the components of Ceding commissions, net for the six months ended June 30, 2025 and 2024:

	Six months ended June 30,
	2025	2024

	in thousands (except percentages)
Ceding commission:
Ceding commission – reinsurance assumed	$169,988	$152,180
Ceding commission – reinsurance ceded	(9,717)	(7,804)
Ceding commissions, net	$160,271	$144,376
Percentage of earned premium	46.2%	46.7%

Losses and loss adjustment expenses

Losses and loss adjustment expenses were $146.3 million for the six months ended June 30, 2025, an increase of $19.3 million, or 15.2%, compared to 2024. This increase was primarily driven by the 12.3% increase in Hagerty Re Earned premium discussed above.

For the six months ended June 30, 2025, our loss ratio was 42.2%, including the impact of $10.3 million of pre-tax catastrophe losses resulting from the Southern California wildfires in January 2025. For the six months ended June 30, 2024, our loss ratio was 41.1%, including the impact of catastrophe losses.

Sales expense

Sales expense was $122.0 million for the six months ended June 30, 2025, an increase of $34.4 million, or 39.2%, compared to 2024. This increase was due, in part, to a $27.5 million increase in cost of sales, predominantly as a result of a higher level of marketplace inventory sales, as well as a $4.3 million increase in sales commissions, consistent with revenue growth within the marketplace business. In addition, broker expense increased $3.9 million, consistent with the written premium growth within the agent insurance distribution channel.

General and administrative expenses

General and administrative expenses were $44.8 million for the six months ended June 30, 2025, an increase of $3.5 million, or 8.5%, compared to 2024. This increase was primarily due to an increase in software-related costs, partially offset by a $0.9 million decrease in professional services.

Depreciation and amortization

Depreciation and amortization expense was $18.3 million for the six months ended June 30, 2025, a decrease of $2.3 million, or 11.0%, compared to 2024. The decrease was primarily driven by a smaller base of in-service fixed assets and finite-lived intangible assets as of June 30, 2025, when compared to the same period in 2024.

Loss related to warrant liabilities, net

During the six months ended June 30, 2024, Loss related to warrant liabilities, net was $8.1 million as a result of the change in fair value of our then outstanding warrant liabilities. There were no warrants outstanding during the six months ended June 30, 2025 due to the Warrant Exchange transaction that was completed in July 2024. Refer to Note 6 — Fair Value Measurements in Item 1 of Part I of this Quarterly Report for additional information with respect to our warrants.

Interest and other income (expense), net

The following table summarizes the components of Interest and other income (expense), net for the six months ended June 30, 2025 and 2024:

	Six months ended June 30,
	2025	2024	$ Change	% Change

	in thousands (except percentages)
Interest income	$18,652	$20,434	$(1,782)	(8.7)%
Interest expense	(3,907)	(2,842)	(1,065)	37.5%
Net investment gains	879	510	369	72.4%
Other income (expense), net	(2,906)	1,484	(4,390)	N/M
Interest and other income (expense), net	$12,718	$19,586	$(6,868)	(35.1)%

N/M = Not meaningful

Interest and other income (expense), net decreased $6.9 million, or 35.1%, during the six months ended June 30, 2025, compared to 2024. This decrease was primarily due to a $3.1 million increase in the TRA Liability in the second quarter of 2025 and a $2.3 million gain on the sale of an interest rate swap in the second quarter of 2024, as well as lower yields on fixed income securities. In addition, Interest expense increased, primarily due to higher net borrowings under the 2025 JPM Credit Facility.

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

For the six months ended June 30, 2025, income tax expense was $11.7 million, representing an increase of $0.7 million, or 6.5%, compared to 2024. This increase was primarily due to an increase in THG earnings attributable to Hagerty, Inc. Refer to Note 20 — Taxation in Item 1 of Part I of this Quarterly Report for additional information with respect to items affecting our effective tax rate.

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

Our primary liquidity needs and capital requirements include cash required for: (i) funding the business operations of THG and its subsidiaries; (ii) funding strategic investments and acquisitions; (iii) servicing and repayment of borrowings under the 2025 JPM Credit Facility, the BAC Credit Facility, and the unsecured term loan credit facility with State Farm Mutual Automobile Insurance Company ("State Farm") (the "State Farm Term Loan"); (iv) funding potential cash dividend payments on the Series A Convertible Preferred Stock; (v) payment of income taxes; (vi) funding required distributions to the non-controlling interest unit holders of THG; and (vii) funding required payments to Legacy Unit Holders under the TRA.

As of June 30, 2025, we believe that our sources of liquidity will be sufficient to provide an adequate level of capital to support our anticipated short and long-term commitments, operating needs, and capital requirements.

Financing Arrangements

2025 JPM Credit Facility

In March 2025, THG entered into a credit agreement with JPM as administrative agent, issuing bank and swingline lender, the foreign subsidiary borrowers thereto, and the other financial institutions party thereto as lenders (the "2025 JPM Credit Agreement").

The 2025 JPM Credit Agreement provides for a senior unsecured revolving credit facility (the "2025 JPM Credit Facility") with an aggregate borrowing capacity of $375.0 million. The 2025 JPM Credit Agreement matures in March 2030, but may be extended if agreed to by THG and the lenders party thereto. Any unpaid balance on the 2025 JPM Credit Facility is due at maturity. As of June 30, 2025, total outstanding borrowings under the 2025 JPM Credit Facility were $111.6 million.

The 2025 JPM Credit Agreement requires us to, among other things, meet certain financial covenants, including a minimum fixed charge coverage ratio test and a maximum leverage ratio test. As of June 30, 2025, we were in compliance with these financial covenants.

BAC Credit Facility

BAC and its wholly owned subsidiary BAC Funding 2023-1, LLC, as borrower, have a revolving credit agreement (the "BAC Credit Agreement") that provides for a revolving credit facility (the "BAC Credit Facility") with an aggregate borrowing capacity of $75.0 million. The BAC Credit Facility's borrowing base is determined by the carrying value of certain BAC notes receivable. As of June 30, 2025, the applicable borrowing base and outstanding borrowings for the BAC Credit Agreement were $38.9 million.

The revolving borrowing period expires in December 2025, followed by an amortization period until the BAC Credit Facility ultimately matures in December 2026. The borrowing period and the maturity date may be extended by one year if requested by BAC and agreed by the administrative agent. BAC is not a borrower or guarantor of the BAC Credit Facility.

BAC and certain of its subsidiaries may transfer notes receivable to wholly owned, bankruptcy remote special purpose entities (each, an "SPE") to secure borrowings, isolating these assets from our other obligations. Recourse is limited to (i) an obligation of the applicable seller to repurchase a note receivable if it is determined that there was a breach of any representation or warranty relating to such note receivable as of the relevant date specified in the related transfer agreement and (ii) a limited guarantee for certain liabilities that may result under certain foreign exchange hedging activity of one of the SPEs.

BAC and BAC Funding 2023-1, LLC are required, among other things, to meet certain financial covenants including that BAC, as the servicer, maintain a minimum tangible net worth, minimum liquidity balances, and an indebtedness to tangible net worth ratio. As of June 30, 2025, we were in compliance with the financial covenants under the BAC Credit Agreement.

Refer to Note 15 — Debt in Item 1 of Part I of this Quarterly Report for additional information related to the 2025 JPM Credit Agreement and BAC Credit Agreement.

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

Capital Restrictions

Our reinsurance company, Hagerty Re, is subject to the Bermuda Solvency Capital Requirement ("BSCR"), which establishes a target capital level and enhanced capital requirements for each insurer. As of June 30, 2025, Hagerty Re maintained sufficient statutory capital and surplus to comply with the BSCR.

Similarly, our U.S. insurance company subsidiary, Drivers Edge, which holds certificates of authority in 39 states, is subject to state-specific minimum capital and surplus requirements, as well as risk-based capital ("RBC") requirements. RBC levels are reported on an annual basis. As of June 30, 2025, Drivers Edge maintained sufficient capital and surplus levels to comply with state insurance regulations.

Dividend Restrictions

Under Bermuda law, Hagerty Re is prohibited from declaring or issuing a dividend if it fails to meet its minimum solvency margin or minimum liquidity ratio. Prior approval from the BMA is also required if Hagerty Re's proposed dividend payments would exceed 25% of its prior year-end total statutory capital and surplus. Based on these restrictions, during 2025, Hagerty Re can pay $67.9 million in dividends without prior BMA approval; however, the amount that Hagerty Re can pay in dividends is further limited by the amount of unrestricted cash and liquid investments held outside of restricted accounts, which totaled $47.1 million as of June 30, 2025. As of June 30, 2025, there were no plans to issue dividends from Hagerty Re.

Similarly, state statutes restrict the amount of dividends that Drivers Edge may pay without prior approval of state insurance regulators. As of June 30, 2025, there were no plans to issue dividends from Drivers Edge and a change in such plans may require regulatory approval.

Comparative Cash Flows

The following table summarizes our cash flow data for the six months ended June 30, 2025 and 2024:

	Six months ended June 30,
	2025	2024	$ Change	% Change

	in thousands (except percentages)
Net Cash Provided by Operating Activities	$97,714	$122,255	$(24,541)	(20.1)%
Net Cash Used in Investing Activities	$(31,839)	$(479,937)	$(448,098)	(93.4)%
Net Cash Provided by (Used in) Financing Activities	$29,480	$(50,783)	$80,263	N/M

N/M = Not meaningful

Operating Activities

Cash provided by operating activities primarily consists of Net income, adjusted for non-cash items, and changes in working capital balances. Net cash provided by operating activities for the six months ended June 30, 2025 and 2024 is presented below:

	Six months ended June 30,
	2025	2024	$ Change	% Change

	in thousands (except percentages)
Net income	$74,495	$50,856	$23,639	46.5%
Non-cash adjustments to Net income	35,595	43,598	(8,003)	(18.4)%
Changes in operating assets and liabilities	(12,376)	27,801	(40,177)	N/M
Net Cash Provided by Operating Activities	$97,714	$122,255	$(24,541)	(20.1)%

N/M = Not meaningful

Net cash provided by operating activities for the six months ended June 30, 2025 was $97.7 million, a decrease of $24.5 million, or 20.1%, compared to 2024. This decrease was due to a $40.2 million decrease in cash from operating assets and liabilities, partially offset by a $15.6 million increase in Net income, net of non-cash adjustments. The $8.0 million decrease in non-cash adjustments to Net income was primarily the result of an $8.1 million fair value loss related to our warrant liabilities in the prior year. There was no such charge in the current year as our warrants were settled in connection with the consummation of the Warrant Exchange in the third quarter of 2024.

The $40.2 million decrease in net cash from operating assets and liabilities was primarily driven by the timing of the settlement of CUC receivables and payables, which resulted in a $31.6 million net decrease in operating cash flows, as well as claim payments made by Hagerty Re related to recent catastrophe events, including Hurricane Helene, Hurricane Milton, and the Southern California wildfires. To a lesser extent, the decrease was driven by extended payment term receivables associated with Broad Arrow auction and private sales transactions in the period. This decrease in net cash from operating assets and liabilities was partially offset by a $9.7 million increase in Reinsurance Premiums Payable due to a difference in the timing of settlements versus the prior period and to a lesser extent, growth of ceded High-Net-Worth Accounts written premium.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2025 decreased by $448.1 million when compared to 2024, almost entirely due to the diversification of our investment portfolio during the six months ended June 30, 2024, which resulted in the purchase of investment-grade fixed maturity securities and, to a much lesser extent, equity securities.

Financing Activities

Cash from financing activities for the six months ended June 30, 2025 increased $80.3 million when compared to 2024 primarily due to net proceeds received from credit facility borrowings, partially offset by a $25.1 million increase in required tax distributions to THG non-controlling interest unit holders.

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

As of June 30, 2025, the estimated value of the TRA Liability was $5.1 million, of which $2.0 million was classified as a current liability within "Accounts payable, accrued expenses and other current liabilities" and $3.1 million was classified as a long-term liability within "Other long-term liabilities" on the Condensed Consolidated Balance Sheets.

During the six months ended June 30, 2025, the Company made TRA payments of $0.2 million. No such payments were made during the six months ended June 30, 2024.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements as of June 30, 2025.

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

Our accounting policies are set forth in Note 1 — Summary of Significant Accounting Policies and New Accounting Standards to Consolidated Financial Statements contained in our Annual Report.

New Accounting Standards

New accounting standards are described in Note 2 — Summary of Significant Accounting Policies in Item 1 of Part I of this Quarterly Report, which are incorporated herein by reference.

Non-GAAP Financial Measures

Adjusted EBITDA

We define Adjusted EBITDA as consolidated Net income, excluding net interest and other income (expense), income tax expense, and depreciation and amortization, further adjusted to exclude (i) net gains and losses related to our warrant liabilities prior to the Warrant Exchange; (ii) share-based compensation expense; and when applicable, (iii) restructuring, impairment and related charges; (iv) gains, losses and impairments related to divestitures; and (v) certain other unusual items. Refer to Note 6 — Fair Value Measurements in Item 1 of Part I of this Quarterly Report for additional information regarding the Warrant Exchange.

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

The following table reconciles Adjusted EBITDA to the most directly comparable GAAP measure, which is Net income:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	in thousands
Net income	$47,202	$42,657	$74,495	$50,856
Interest and other (income) expense, net (1) (2)	(5,664)	(12,342)	(12,718)	(19,586)
Income tax expense	6,161	5,811	11,650	10,940
Depreciation and amortization	8,833	10,014	18,321	20,574
EBITDA	56,532	46,140	91,748	62,784
Loss related to warrant liabilities, net	—	1,941	—	8,081
Share-based compensation expense	5,146	4,383	9,538	8,926
Gain related to divestiture	—	(87)	—	(87)
Other unusual items (3)	2,066	736	2,066	736
Adjusted EBITDA	$63,744	$53,113	$103,352	$80,440

(1)    Excludes interest expense related to the BAC Credit Facility, which is recorded within "Sales expense" in the Condensed Consolidated Statements of Operations.
(2)    Includes interest income and net investment income related to our investment portfolio.
(3)    Other unusual items includes certain legal settlement expenses, certain professional fees, and certain material severance expenses for the three and six months ended June 30, 2025, and professional fees associated with the Warrant Exchange for the three and six months ended June 30, 2024. Refer to Note 6 — Fair Value Measurements in Item 1 of Part I of this Quarterly Report for additional information with respect to our warrants.

Adjusted EPS

We define Adjusted Earnings Per Share ("Adjusted EPS") as consolidated Net income, excluding net gains and losses related to our warrant liabilities prior to the Warrant Exchange, divided by our outstanding and total potentially dilutive securities, which includes (i) the weighted average issued and outstanding shares of Class A Common Stock; (ii) all issued and outstanding non-controlling interest units of THG; (iii) all issued and outstanding shares of our Series A Convertible Preferred Stock on an as-converted basis; (iv) all unissued share-based compensation awards; and (v) all unexercised warrants outstanding prior to the Warrant Exchange. Refer to Note 6 — Fair Value Measurements in Item 1 of Part I of this Quarterly Report for additional information regarding the Warrant Exchange.

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

Management uses Adjusted EPS (i) as a measurement of operating performance of our business on a fully consolidated and fully diluted basis; (ii) to evaluate the performance and effectiveness of our operational strategies; and (iii) as a preferred predictor of core operating performance, comparisons to prior periods and competitive positioning.

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

The following table reconciles Adjusted EPS to the most directly comparable GAAP measure, which is Basic EPS:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	in thousands (except per share amounts)
Numerator:
Net income available to Class A Common Stockholders (1)	$8,465	$7,912	$14,505	$4,955
Accretion of Series A Convertible Preferred Stock	1,875	1,839	3,750	3,677
Undistributed earnings allocated to Series A Convertible Preferred Stock	633	627	1,089	395
Net income attributable to non-controlling interest	36,229	32,279	55,151	41,829
Consolidated net income	47,202	42,657	74,495	50,856
Loss related to warrant liabilities, net	—	1,941	—	8,081
Adjusted consolidated net income (2)	$47,202	$44,598	$74,495	$58,937

Denominator:
Weighted average shares of Class A Common Stock outstanding (1)	90,698	85,687	90,374	85,171
Total potentially dilutive securities outstanding:
Non-controlling interest THG units	255,100	255,368	255,100	255,368
Series A Convertible Preferred Stock, on an as-converted basis	6,785	6,785	6,785	6,785
Total unissued share-based compensation awards	8,712	8,228	8,712	8,228
Total warrants outstanding (3)	—	3,876	—	3,876
Potentially dilutive shares outstanding	270,597	274,257	270,597	274,257
Fully dilutive shares outstanding (2)	361,295	359,944	360,971	359,428

Basic EPS (1)	$0.09	$0.09	$0.16	$0.06

Adjusted EPS (2)	$0.13	$0.12	$0.21	$0.16

(1)    Numerator and Denominator, respectively, of the GAAP measure Basic EPS
(2)    Numerator and Denominator, respectively, of the non-GAAP measure Adjusted EPS
(3)    For the three and six months ended June 30, 2024, the dilutive impact of the outstanding warrants included in the calculation of Adjusted EPS represents the number of Class A Common Stock shares issued in relation to the warrant exchange transaction that closed in July 2024. Refer to Note 6 — Fair Value Measurements in Item 1 of Part I of this Quarterly Report for additional information with respect to the warrant exchange transaction.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk during the six months ended June 30, 2025. For a discussion of our exposure to market risk, refer to the market risk disclosures set forth in Item 7A of Part II, "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report.

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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.

Changes in Internal Controls Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the three months ended June 30, 2025, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We may be unable to successfully enter into the Proposed Fronting Arrangement with Markel and, even if completed, we may be unable to realize the anticipated benefits from the Proposed Fronting Arrangement.

On July 24, 2025, we announced that we had entered into a non-binding letter of intent regarding the Potential Fronting Arrangement with Markel. Because the letter of intent is non-binding, either party may terminate discussions at any time prior to the execution of definitive agreements. The consummation of the Proposed Fronting Arrangement is subject to the negotiation and execution of definitive binding documentation and the receipt of all required regulatory approvals. There can be no assurance that the Proposed Fronting Arrangement will be completed on the terms currently contemplated, within the anticipated timeframe, or at all. Factors that could prevent the completion of the Proposed Fronting Arrangement include, among others, the inability of the parties to agree on commercially acceptable terms, a decision by either party to pursue alternative counterparties or arrangements, or the failure to obtain necessary regulatory approvals.

Furthermore, even if we are able to enter into definitive agreements and complete the Proposed Fronting Arrangement, we may not realize the anticipated benefits of the arrangement. The success of the Proposed Fronting Arrangement will depend on a variety of factors, including the effective implementation by both parties, changes in market or industry conditions, regulatory developments, and other factors, many of which are outside of our control. As a result, there can be no assurance that the Proposed Fronting Arrangement will achieve its intended objectives or that it will not have an adverse effect on our business, financial condition, or results of operations.

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

ITEM 5. OTHER INFORMATION

Trading Arrangements of Directors and Executive Officers

During the three months ended June 30, 2025, no director or executive officer of the Company has adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 4, 2025.

HAGERTY, INC.

By:	/s/ McKeel O Hagerty
McKeel O Hagerty
Chief Executive Officer

HAGERTY, INC.

By:	/s/ Patrick McClymont
Patrick McClymont
Chief Financial Officer