Form 10-Q
period 2025-09-30
Hagerty, Inc.
filed 2025-11-04
CIK 1840776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The registrant had 100,511,893 shares of Class A Common Stock outstanding and 241,552,156 shares of Class V Common Stock outstanding as of October 24, 2025.

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
•enter into and successfully implement the proposed fronting arrangement with Markel Group Inc. (together with its subsidiaries, "Markel") on acceptable terms and obtain all required regulatory approvals, and, if achieved, realize the anticipated benefits;
•underwrite and price new products, including Enthusiast+, consistent with expected loss ratios and risk tolerances;
•execute Broad Arrow's marketplace, private sale and financing strategies;
•manage the cyclical nature of the insurance business and broader macroeconomic conditions, including inflation, interest rates and potential recessionary pressures;
•address unexpected increases in the frequency or severity of claims, including catastrophe losses; and
•comply with the numerous laws and regulations applicable to our business, including state, federal and foreign laws relating to insurance and rate increases, privacy, the internet, and accounting matters.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Hagerty, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

REVENUE:	in thousands (except per share amounts)
Commission and fee revenue	$137,103	$116,161	$380,677	$333,817
Earned premium, net	187,039	165,686	534,179	474,917
Membership, marketplace and other revenue	55,852	41,527	153,430	99,573
Total revenue	379,994	323,374	1,068,286	908,307
OPERATING EXPENSES:
Salaries and benefits	68,110	47,192	191,275	161,001
Ceding commissions, net	87,411	77,501	247,682	221,877
Losses and loss adjustment expenses	78,626	99,430	224,969	226,515
Sales expense	77,672	59,141	199,678	146,791
General and administrative expenses	24,445	20,837	69,204	62,072
Depreciation and amortization	9,413	9,184	27,734	29,758
Gain related to divestiture	—	—	—	(87)
Total operating expenses	345,677	313,285	960,542	847,927
OPERATING INCOME	34,317	10,089	107,744	60,380
Loss related to warrant liabilities, net	—	(463)	—	(8,544)
Interest and other income (expense), net (Note 20)	(20,980)	8,359	(8,262)	27,945
INCOME BEFORE TAXES	13,337	17,985	99,482	79,781
Income tax (expense) benefit	32,834	1,022	21,184	(9,918)
NET INCOME	46,171	19,007	120,666	69,863
Net income attributable to non-controlling interest	(25,323)	(14,122)	(80,474)	(55,951)
Accretion of Series A Convertible Preferred Stock	(1,903)	(1,875)	(5,653)	(5,552)
NET INCOME ATTRIBUTABLE TO CLASS A COMMON STOCKHOLDERS	$18,945	$3,010	$34,539	$8,360

Earnings per share of Class A Common Stock:
Basic	$0.18	$0.03	$0.35	$0.09
Diluted	$0.11	$0.03	$0.29	$0.09

Weighted average shares of Class A Common Stock outstanding:
Basic	96,167	89,691	92,326	86,689
Diluted	347,240	89,691	346,672	87,601

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
See Note 21 for information regarding Related-Party Transactions.

Hagerty, Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	in thousands
Net income	$46,171	$19,007	$120,666	$69,863
Other comprehensive income, net of tax:
Change in net unrealized gain (loss) on available-for-sale investments	1,893	7,970	6,978	8,718
Foreign currency translation adjustments	720	402	2,427	(425)
Change in unrealized loss on interest rate swap	—	—	—	(2,234)
Other comprehensive income	2,613	8,372	9,405	6,059
Comprehensive income	48,784	27,379	130,071	75,922
Comprehensive income attributable to non-controlling interest	(27,200)	(20,380)	(87,367)	(60,475)
Accretion of Series A Convertible Preferred Stock	(1,903)	(1,875)	(5,653)	(5,552)
Comprehensive income attributable to Class A Common Stockholders	$19,681	$5,124	$37,051	$9,895

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
See Note 21 for information regarding Related-Party Transactions.

Hagerty, Inc.
Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
	2025	2024

ASSETS	in thousands (except share amounts)
Current Assets:
Cash and cash equivalents	$160,386	$104,784
Restricted cash and cash equivalents	172,261	128,061
Investments	130,147	73,957
Accounts receivable	107,476	84,763
Premiums receivable	230,919	153,748
Commissions receivable	27,404	20,430
Notes receivable	94,158	45,417
Deferred acquisition costs, net	192,496	156,466
Other current assets	99,073	90,779
Total current assets	1,214,320	858,405
Investments	543,772	515,570
Notes receivable	17,807	11,555
Lease right-of-use assets	42,229	44,485
Intangible assets, net	88,452	90,107
Goodwill	114,150	114,123
Deferred tax assets	45,265	—
Other long-term assets	85,960	75,093
TOTAL ASSETS	$2,151,955	$1,709,338
LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$147,868	$104,496
Current portion of long-term debt	73,118	792
Losses payable and provision for unpaid losses and loss adjustment expenses	276,678	266,878
Ceding commissions payable	107,473	77,389
Advance premiums and due to insurers	171,616	108,352
Unearned premiums	439,395	357,539
Total current liabilities	1,216,148	915,446
Long-term lease liabilities	40,511	43,178
Long-term debt, net	104,386	104,968
Deferred tax liability	24,185	18,065
Tax receivable agreement liability	37,913	1,956
Other long-term liabilities	14,021	17,556
TOTAL LIABILITIES	1,437,164	1,101,169
Commitments and Contingencies (Note 22)	—	—
TEMPORARY EQUITY
Preferred stock, $0.0001 par value (20,000,000 shares authorized, 8,483,561 Series A Convertible Preferred Stock issued and outstanding as of September 30, 2025 and December 31, 2024)	84,716	84,663
STOCKHOLDERS' EQUITY
Class A Common Stock, $0.0001 par value (500,000,000 shares authorized, 100,426,473 and 90,032,391 issued and outstanding as of September 30, 2025 and December 31, 2024, respectively)	10	9
Class V Common Stock, $0.0001 par value (300,000,000 authorized, 241,552,156 and 251,033,906 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively)	24	25
Additional paid-in capital	622,405	603,780
Accumulated earnings (deficit)	(411,786)	(451,978)
Accumulated other comprehensive income (loss)	998	(1,514)
Total stockholders' equity	211,651	150,322
Non-controlling interest	418,424	373,184
Total equity (Note 17)	630,075	523,506
TOTAL LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY	$2,151,955	$1,709,338
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
See Note 21 for information regarding Related-Party Transactions.

Hagerty, Inc.
Condensed Consolidated Statements of Changes in Temporary Equity and Stockholders' Equity (Unaudited)

				Three months ended September 30, 2025
	Temporary Equity		Stockholders' Equity
	Series A Convertible Preferred Stock		Class A Common Stock		Class V Common Stock		Additional Paid in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Non-controlling Interest	Total Equity
in thousands	Shares	Amount	Shares	Amount	Shares	Amount
Balance at July 1, 2025	8,484	$82,813	90,716	$9	251,034	$25	$604,621	$(432,634)	$262	$172,283	$405,755	$578,038
Net income	—	—	—	—	—	—	—	20,848	—	20,848	25,323	46,171
Accretion of Series A Convertible Preferred Stock	—	1,903	—	—	—	—	(1,903)	—	—	(1,903)	—	(1,903)
Other comprehensive income	—	—	—	—	—	—	—	—	736	736	1,877	2,613
Issuance of shares under employee plans, net of shares withheld for employee taxes	—	—	226	—	—	—	(1,084)	—	—	(1,084)	—	(1,084)
Share-based compensation	—	—	—	—	—	—	5,089	—	—	5,089	—	5,089
Exchange of THG units for Class A Common Stock	—	—	9,484	1	(9,482)	(1)	15,929	—	—	15,929	(15,929)	—
Deferred tax assets recorded upon exchange of THG units for shares of Class A Common Stock	—	—	—	—	—	—	6,956	—	—	6,956	—	6,956
Tax receivable agreement liabilities recorded upon exchange of THG units for shares of Class A Common Stock	—	—	—	—	—	—	(5,638)	—	—	(5,638)	—	(5,638)
Distributions paid to non-controlling interest unit holders	—	—	—	—	—	—	—	—	—	—	(167)	(167)
Reallocation between controlling and non-controlling interest	—	—	—	—	—	—	(1,565)	—	—	(1,565)	1,565	—
Balance at September 30, 2025	8,484	$84,716	100,426	$10	241,552	$24	$622,405	$(411,786)	$998	$211,651	$418,424	$630,075

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
See Note 21 for information regarding Related-Party Transactions.

Hagerty, Inc.
Condensed Consolidated Statements of Changes in Temporary Equity and Stockholders' Equity (Unaudited)

				Nine months ended September 30, 2025
	Temporary Equity		Stockholders' Equity
	Series A Convertible Preferred Stock		Class A Common Stock		Class V Common Stock		Additional Paid in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
in thousands	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2025	8,484	$84,663	90,032	$9	251,034	$25	$603,780	$(451,978)	$(1,514)	$150,322	$373,184	$523,506
Net income	—	—	—	—	—	—	—	40,192	—	40,192	80,474	120,666
Accretion of Series A Convertible Preferred Stock	—	5,653	—	—	—	—	(5,653)	—	—	(5,653)	—	(5,653)
Dividends related to Series A Convertible Preferred Stock	—	(5,600)	—	—	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	—	2,512	2,512	6,893	9,405
Issuance of shares under employee plans, net of shares withheld for employee taxes	—	—	832	—	—	—	(3,247)	—	—	(3,247)	—	(3,247)
Share-based compensation	—	—	—	—	—	—	14,627	—	—	14,627	—	14,627
Exchange of THG units for Class A Common Stock	—	—	9,562	1	(9,482)	(1)	16,641	—	—	16,641	(16,641)	—
Deferred tax assets recorded upon exchange of THG units for shares of Class A Common Stock	—	—	—	—	—	—	6,956	—	—	6,956	—	6,956
Tax receivable agreement liabilities recorded upon exchange of THG units for shares of Class A Common Stock	—	—	—	—	—	—	(5,638)	—	—	(5,638)	—	(5,638)
Distributions paid to non-controlling interest unit holders	—	—	—	—	—	—	—	—	—	—	(30,547)	(30,547)
Reallocation between controlling and non-controlling interest	—	—	—	—	—	—	(5,061)	—	—	(5,061)	5,061	—
Balance at September 30, 2025	8,484	$84,716	100,426	$10	241,552	$24	$622,405	$(411,786)	$998	$211,651	$418,424	$630,075

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
See Note 21 for information regarding Related-Party Transactions.

Hagerty, Inc.
Condensed Consolidated Statements of Changes in Temporary Equity and Stockholders' Equity (Unaudited)

				Three months ended September 30, 2024
	Temporary Equity		Stockholders' Equity
	Series A Convertible Preferred Stock		Class A Common Stock		Class V Common Stock		Additional Paid in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
in thousands	Shares	Amount	Shares	Amount	Shares	Amount
Balance at July 1, 2024	8,484	$80,913	85,703	$8	251,034	$25	$555,040	$(459,968)	$(667)	$94,438	$359,955	$454,393
Net income	—	—	—	—	—	—	—	4,885	—	4,885	14,122	19,007
Accretion of Series A Convertible Preferred Stock	—	1,875	—	—	—	—	(1,875)	—	—	(1,875)	—	(1,875)
Other comprehensive income	—	—	—	—	—	—	—	—	2,114	2,114	6,258	8,372
Issuance of shares under employee plans, net of shares withheld for employee taxes	—	—	212	—	—	—	(1,125)	—	—	(1,125)	—	(1,125)
Warrant Exchange (see Note 6)	—	—	3,876	1	—	—	42,569	—	—	42,570	—	42,570
Share-based compensation	—	—	—	—	—	—	4,092	—	—	4,092	—	4,092
Exchange of THG units for Class A Common Stock	—	—	189	—	—	—	2,055	—	—	2,055	(2,055)	—
Reallocation between controlling and non-controlling interest	—	—	—	—	—	—	1,111	—	—	1,111	(1,111)	—
Balance at September 30, 2024	8,484	$82,788	89,980	$9	251,034	$25	$601,867	$(455,083)	$1,447	$148,265	$377,169	$525,434

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
See Note 21 for information regarding Related-Party Transactions.

Hagerty, Inc.
Condensed Consolidated Statements of Changes in Temporary Equity and Stockholders' Equity (Unaudited)

				Nine months ended September 30, 2024
	Temporary Equity		Stockholders' Equity
	Series A Convertible Preferred Stock		Class A Common Stock		Class V Common Stock		Additional Paid in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
in thousands	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2024	8,484	$82,836	84,589	$8	251,034	$25	$561,754	$(468,995)	$(88)	$92,704	$317,805	$410,509
Net income	—	—	—	—	—	—	—	13,912	—	13,912	55,951	69,863
Accretion of Series A Convertible Preferred Stock	—	5,552	—	—	—	—	(5,552)	—	—	(5,552)	—	(5,552)
Dividends related to Series A Convertible Preferred Stock	—	(5,600)	—	—	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	—	1,535	1,535	4,524	6,059
Issuance of shares under employee plans, net of shares withheld for employee taxes	—	—	1,195	—	—	—	(5,713)	—	—	(5,713)	—	(5,713)
Warrant Exchange (see Note 6)	—	—	3,876	1	—	—	42,569	—	—	42,570	—	42,570
Share-based compensation	—	—	—	—	—	—	13,018	—	—	13,018	—	13,018
Exchange of THG units for Class A Common Stock	—	—	320	—	—	—	3,227	—	—	3,227	(3,227)	—
Distributions paid to non-controlling interest THG unitholders	—	—	—	—	—	—	—	—	—	—	(5,320)	(5,320)
Reallocation between controlling and non-controlling interest	—	—	—	—	—	—	(7,436)	—	—	(7,436)	7,436	—
Balance at September 30, 2024	8,484	$82,788	89,980	$9	251,034	$25	$601,867	$(455,083)	$1,447	$148,265	$377,169	$525,434

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
See Note 21 for information regarding Related-Party Transactions.

Hagerty, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended September 30,
	2025	2024

OPERATING ACTIVITIES:	in thousands
Net income	$120,666	$69,863
Adjustments to reconcile net income to net cash from operating activities:
Loss on disposals of equipment, software and other assets	1,440	401
Loss related to warrant liabilities, net	—	8,544
Expense related to tax receivable agreement liability	32,275	1,322
Depreciation and amortization	27,734	29,758
Provision for deferred taxes	(34,413)	2,772
Share-based compensation expense	14,627	13,018
Non-cash lease expense	6,590	5,920
Realized (gain) loss on investments, net	(2,150)	(1,783)
(Accretion) amortization of discount and premium, net	(3,489)	(1,755)
Other	1,681	1,775
Changes in operating assets and liabilities:
Accounts, premiums and commissions receivable	(124,250)	(28,062)
Deferred acquisition costs, net	(36,030)	(26,998)
Losses payable and provision for unpaid losses and loss adjustment expenses	9,800	60,328
Ceding commissions payable	30,084	(14,734)
Advance premiums and due to insurers	62,583	48,752
Unearned premiums	81,855	68,344
Operating lease assets and liabilities	(6,876)	(6,781)
Other assets and liabilities, net	7,758	(41,042)
Net Cash Provided by Operating Activities	189,885	189,642
INVESTING ACTIVITIES:
Capital expenditures	(18,499)	(17,278)
Acquisitions, net of cash acquired, and other investments	(2,125)	(23,865)
Issuance of notes receivable	(49,095)	(55,030)
Collection of notes receivable	14,832	32,099
Purchases of fixed maturity securities	(223,055)	(565,838)
Proceeds from sales of fixed maturity securities	41,173	53,253
Proceeds from maturities of fixed maturity securities	122,196	23,766
Purchases of equity securities	(10,565)	(10,602)
Proceeds from sales of equity securities	911	—
Other investing activities	1,421	1,005
Net Cash Used in Investing Activities	(122,806)	(562,490)
FINANCING ACTIVITIES:
Payments on long-term debt	(170,673)	(63,202)
Proceeds from long-term debt, net of issuance costs	240,701	52,718
Distributions paid to non-controlling interest unit holders	(30,547)	(5,320)
Payment of Series A Convertible Preferred Stock dividends	(5,600)	(5,600)
Funding of tax receivable agreement payments	(223)	—
Funding of employee tax obligations upon vesting of share-based payments	(3,536)	(5,713)
Other financing activities	289	—
Net Cash Provided by (Used in) Financing Activities	30,411	(27,117)
Effect of exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	2,312	(882)

Change in cash and cash equivalents and restricted cash and cash equivalents	99,802	(400,847)
Beginning cash and cash equivalents and restricted cash and cash equivalents	232,845	724,276
Ending cash and cash equivalents and restricted cash and cash equivalents	$332,647	$323,429
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

These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K ("Annual Report") for the year ended December 31, 2024. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

Principles of Consolidation — The Condensed Consolidated Financial Statements contain the accounts of Hagerty, Inc. and its majority-owned or controlled subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

As the sole managing member of THG, Hagerty operates and controls all of the business affairs of THG and has the sole voting interest in, and controls the management of, THG. Accordingly, Hagerty consolidates THG in its consolidated financial statements, resulting in a non-controlling interest related to the economic interest in THG held by other parties. As of September 30, 2025 and December 31, 2024, Hagerty, Inc.'s economic ownership of THG was 29.0% and 26.1%, respectively.

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

Significant estimates made by management include, but are not limited to: (i) the provision for unpaid losses and loss adjustment expenses, including incurred but not reported ("IBNR") claims (see Note 13); (ii) the valuation of the Company's deferred income tax assets (see Note 20); (iii) the amount of the liability associated with the tax receivable agreement entered into in connection with the consummation of the business combination that formed Hagerty, Inc. in 2021 (the "TRA") (the "TRA Liability") (see Note 20); (iv) the fair values of the reporting units used in assessing the recoverability of goodwill; and (v) the valuation and useful lives of intangible assets (see Note 12). Although some variability is inherent in these estimates, management believes that the current estimates are reasonable in all material respects. These estimates are reviewed regularly and adjusted as necessary. Adjustments related to changes in estimates are reflected in the Company's results of operations in the period during which those estimates changed.

Emerging Growth Company — The Company currently qualifies as an "emerging growth company" under the Jumpstart Our Business Startups Act of 2012 and can delay the adoption of new or revised accounting standards until those standards would apply to private companies.

The Company intends to avail itself of this extended transition period and, therefore, the Company may not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies or have opted out of using such extended transition period. As of September 30, 2025, the Company has not delayed the adoption of any new or revised accounting standards despite qualifying as an emerging growth company.

Segment Information — The Company has one operating segment and one reportable segment with its Chief Executive Officer ("CEO") acting as the Chief Operating Decision Maker ("CODM"). The Company's segment presentation reflects its business activities which place the automotive enthusiast at the center of operating and resource allocation decisions. Accordingly, the CODM evaluates performance and makes resource allocation decisions using a number of consolidated measures, including consolidated net income. The CODM is also regularly provided with information regarding the Company's significant expenses consistent with the level of information provided in the Condensed Consolidated Statements of Operations, as well as information regarding assets consistent with the level of detail provided on the Condensed Consolidated Balance Sheets. The CODM utilizes such consolidated financial information in connection with the Company's budgeting and forecasting process to monitor budget-to-actual variances when evaluating performance, allocating resources, and establishing management compensation.

Accounting Standards Not Yet Adopted

Income Taxes — In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-09 - Income Taxes (ASC 740), Improvements to Income Tax Disclosures, which enhances the transparency and decision usefulness of income tax disclosures through changes to the rate reconciliation and income taxes paid information. ASU No. 2023-09 modifies the rules on income tax disclosures to require entities to disclose (i) specific categories in the rate reconciliation, (ii) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign), and (iii) income tax expense or benefit from continuing operations (separated by federal, state, and foreign). ASU No. 2023-09 also requires entities to disclose their income tax payments to international, federal, state, and local jurisdictions, among other changes. ASU No. 2023-09 is effective for annual periods beginning after December 15, 2024. The Company will adopt ASU No. 2023-09 starting with its Annual Report on Form 10-K for the year ended December 31, 2025. Upon adoption, the Company will include the required additional disclosures in its Consolidated Financial Statements. The adoption of the ASU No. 2023-09 will expand the Company's disclosures, but will have no impact on its results of operations or financial position.

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

Internal-Use Software — In September 2025, the FASB issued ASU No. 2025-06, Targeted Improvements to the Accounting for Internal-Use Software (ASC 350-40), which modernizes the accounting guidance for the costs to develop software for internal use. The targeted improvements primarily introduce a new capitalization threshold based on management's commitment to funding and the probability of project completion. It removes all references to a sequential software development method. The new standard does not change the types of costs eligible for capitalization, the point at which capitalization ends, or the associated amortization and impairment guidance. ASU 2025-06 is effective for annual periods beginning after December 15, 2027 and the Company is still assessing its impact.

A comprehensive list of the Company's significant accounting policies are set forth in Note 1 to the Consolidated Financial Statements contained in its Annual Report.

3 — Supplemental Balance Sheet and Cash Flow Information

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents — As of September 30, 2025 and 2024, cash and cash equivalents and restricted cash and cash equivalents were as follows:

	September 30,
	2025	2024

	in thousands
Cash and cash equivalents	$160,386	$147,120
Restricted cash and cash equivalents	172,261	176,309
Total cash and cash equivalents and restricted cash and cash equivalents	$332,647	$323,429

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

The Company's wholly owned insurance carrier subsidiary, Drivers Edge Insurance Company ("Drivers Edge"), maintains assets on deposit with a number of regulatory authorities to support its insurance operations. Refer to Note 10 — Acquisition for additional information related to the acquisition of Drivers Edge.

BAC and its consolidated subsidiaries maintain bank accounts that are required for the operation of the BAC Credit Facility (as defined in Note 15 — Debt). The funds in these bank accounts represent security under the BAC Credit Facility and their use is restricted to the servicing of the debt outstanding under that facility.

The following table presents the components of the Company's restricted assets as of September 30, 2025 and December 31, 2024:

	Balance Sheet Classification	September 30,	December 31,
		2025	2024

		in thousands
Cash and cash equivalents	Restricted cash and cash equivalents	$172,261	$128,061
Fixed maturity securities	Investments	650,622	577,688
Equity securities	Investments	23,297	11,839
Total restricted assets		$846,180	$717,588

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

Refer to Note 7 — Notes Receivable and Note 15 — Debt for additional information.

The following table presents the assets and liabilities of the Company's consolidated VIEs as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
	2025	2024

ASSETS	in thousands
Cash and cash equivalents	$4,074	$1,746
Restricted cash and cash equivalents	4,631	1,221
Notes receivable	92,634	49,337
Other assets	1,192	1,961
TOTAL ASSETS	$102,531	$54,265
LIABILITIES
Accounts payable, accrued expenses and other liabilities	$1,841	$999
Debt, net	75,000	30,193
TOTAL LIABILITIES	$76,841	$31,192

Supplemental Cash Flow Information — The table below presents information regarding the Company's non-cash investing and financing activities, as well as the cash paid for interest and taxes for the nine months ended September 30, 2025 and 2024:

	Nine months ended September 30,
	2025	2024

Non-cash investing activities:	in thousands
Issuance of notes receivable (1)	$10,105	$5,290
Collection of notes receivable (1)	$2,102	$7,264
Capital expenditures	$732	$248

Non-cash financing activities:
Warrant Exchange (Refer to Note 6)	$—	$2,006
Exchange of THG units for shares of Class A Common Stock (Refer to Note 17)	$16,641	$3,227
Deferred tax assets and TRA liabilities recorded upon exchange of THG units for shares of Class A Common Stock (Refer to Note 20)	$1,318	$—

Cash paid for:
Interest	$7,360	$5,559
Income taxes	$12,410	$17,500

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

The issuance of shares of Class A Common Stock resulting from the vesting of restricted stock units ("RSUs") is a non-cash financing activity. Refer to Note 18 — Share-Based Compensation for information related to share-based compensation.

4 — Revenue

Disaggregation of Revenue — The tables below present the Company's revenue by distribution channel, as well as a reconciliation to total revenue for the three and nine months ended September 30, 2025 and 2024. Commission and fee revenue and contingent commission revenue earned from the agent distribution channel includes revenue generated through the Company's insurance distribution partnerships, as well as its relationships with independent agents and brokers. Commission and fee revenue and contingent commission revenue earned from the direct distribution channel includes revenue generated by Hagerty's employee agents.

	Three months ended September 30, 2025
	Agent	Direct	Total

	in thousands
Commission and fee revenue	$67,685	$54,049	$121,734
Contingent commission revenue	8,466	6,903	15,369
Membership revenue	—	15,961	15,961
Marketplace revenue	—	31,208	31,208
Other revenue	—	5,716	5,716
Total revenue from customer contracts	76,151	113,837	189,988
Earned premium, net (recognized under ASC 944)			187,039
Finance revenue (recognized under ASC 310)			2,967
Total revenue			$379,994

	Three months ended September 30, 2024
	Agent	Direct	Total

	in thousands
Commission and fee revenue	$57,857	$47,606	$105,463
Contingent commission revenue	5,997	4,701	10,698
Membership revenue	—	14,800	14,800
Marketplace revenue	—	19,332	19,332
Other revenue	—	5,165	5,165
Total revenue from customer contracts	63,854	91,604	155,458
Earned premium, net (recognized under ASC 944)			165,686
Finance revenue (recognized under ASC 310)			2,230
Total revenue			$323,374

	Nine months ended September 30, 2025
	Agent	Direct	Total

	in thousands
Commission and fee revenue	$186,455	$152,882	$339,337
Contingent commission revenue	22,352	18,988	41,340
Membership revenue	—	46,981	46,981
Marketplace revenue	—	82,660	82,660
Other revenue	—	16,524	16,524
Total revenue from customer contracts	208,807	318,035	526,842
Earned premium, net (recognized under ASC 944)			534,179
Finance revenue (recognized under ASC 310)			7,265
Total revenue			$1,068,286

	Nine months ended September 30, 2024
	Agent	Direct	Total

	in thousands
Commission and fee revenue	$164,737	$136,597	$301,334
Contingent commission revenue	17,869	14,614	32,483
Membership revenue	—	42,385	42,385
Marketplace revenue	—	32,357	32,357
Other revenue	—	18,847	18,847
Total revenue from customer contracts	182,606	244,800	427,406
Earned premium, net (recognized under ASC 944)			474,917
Finance revenue (recognized under ASC 310)			5,984
Total revenue			$908,307

The following tables present Hagerty's revenue disaggregated by geographic area, as well as a reconciliation to total revenue for the three months ended September 30, 2025 and 2024:

	Three months ended September 30, 2025
	U.S.	Canada	Europe	Total

	in thousands
Commission and fee revenue	$112,179	$7,556	$1,999	$121,734
Contingent commission revenue	15,072	—	297	15,369
Membership revenue	14,895	1,057	9	15,961
Marketplace revenue	25,303	3,729	2,176	31,208
Other revenue	5,026	63	627	5,716
Total revenue from customer contracts	172,475	12,405	5,108	189,988
Earned premium, net (recognized under ASC 944)				187,039
Finance revenue (recognized under ASC 310)				2,967
Total revenue				$379,994

	Three months ended September 30, 2024
	U.S.	Canada	Europe	Total

	in thousands
Commission and fee revenue	$96,688	$6,952	$1,823	$105,463
Contingent commission revenue	10,544	—	154	10,698
Membership revenue	13,844	955	1	14,800
Marketplace revenue	19,037	43	252	19,332
Other revenue	4,539	130	496	5,165
Total revenue from customer contracts	144,652	8,080	2,726	155,458
Earned premium, net (recognized under ASC 944)				165,686
Finance revenue (recognized under ASC 310)				2,230
Total revenue				$323,374

The following tables present Hagerty's revenue disaggregated by geographic area, as well as a reconciliation to total revenue for the nine months ended September 30, 2025 and 2024:

	Nine months ended September 30, 2025
	U.S.	Canada	Europe	Total

	in thousands
Commission and fee revenue	$313,219	$20,549	$5,569	$339,337
Contingent commission revenue	39,835	—	1,505	41,340
Membership revenue	43,930	3,032	19	46,981
Marketplace revenue	63,664	7,670	11,326	82,660
Other revenue	14,680	316	1,528	16,524
Total revenue from customer contracts	475,328	31,567	19,947	526,842
Earned premium, net (recognized under ASC 944)				534,179
Finance revenue (recognized under ASC 310)				7,265
Total revenue				$1,068,286

	Nine months ended September 30, 2024
	U.S.	Canada	Europe	Total

	in thousands
Commission and fee revenue	$277,613	$18,878	$4,843	$301,334
Contingent commission revenue	32,235	—	248	32,483
Membership revenue	39,592	2,792	1	42,385
Marketplace revenue	31,161	580	616	32,357
Other revenue	17,004	520	1,323	18,847
Total revenue from customer contracts	397,605	22,770	7,031	427,406
Earned premium, net (recognized under ASC 944)				474,917
Finance revenue (recognized under ASC 310)				5,984
Total revenue				$908,307

Refer to Note 14 — Reinsurance for information regarding "Earned premium, net" recognized under ASC Topic 944, Financial Services - Insurance ("ASC 944"). Refer to Note 7 — Notes Receivable for information regarding "Finance revenue" recognized under ASC Topic 310, Receivables ("ASC 310").

Contract Assets and Liabilities — The following table is a summary of the Company's contract assets and liabilities as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
	2025	2024

	in thousands
Contract assets	$18,689	$15,860
Contract liabilities	$50,703	$47,239

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

5 — Investments

The Company holds a diversified investment portfolio, consisting of fixed maturity securities and, to a much lesser extent, equity securities, with the fixed maturity securities classified as available-for-sale. As of September 30, 2025, all fixed maturity securities had an investment grade rating from at least one nationally recognized rating organization.

The following tables summarize the Company's available-for-sale investments as of September 30, 2025 and December 31, 2024:

	September 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Fixed maturity securities:	in thousands
Corporate	$246,554	$4,113	$(144)	$250,523
U.S. Treasury	174,317	695	(206)	174,806
States and municipalities	27,209	812	—	28,021
Foreign	27,814	84	(5)	27,893
Asset-backed securities	30,065	338	(44)	30,359
Mortgage-backed securities	136,792	2,630	(402)	139,020
Total fixed maturity securities	$642,751	$8,672	$(801)	$650,622

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Fixed maturity securities:	in thousands
Corporate	$230,917	$1,226	$(954)	$231,189
U.S. Treasury	146,211	424	(760)	145,875
States and municipalities	31,543	134	(92)	31,585
Foreign	21,022	59	(24)	21,057
Asset-backed securities	23,625	175	(120)	23,680
Mortgage-backed securities	125,351	396	(1,445)	124,302
Total fixed maturity securities	$578,669	$2,414	$(3,395)	$577,688

Security holdings in an unrealized loss position

The following table summarizes gross unrealized losses and the estimated fair value of available-for-sale fixed maturity securities that have continuously been in an unrealized loss position, as well as the length of time that such securities were in an unrealized loss position, as of September 30, 2025:

	September 30, 2025
	Less than 12 months		12 months or longer		Total
	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses

Fixed maturity securities:	in thousands
Corporate	$—	$—	$11,426	$(144)	$11,426	$(144)
U.S. Treasury	16,552	(72)	23,777	(134)	40,329	(206)
Foreign	8,237	(5)	—	—	8,237	(5)
Asset-backed securities	1,516	(2)	1,876	(42)	3,392	(44)
Mortgage-backed securities	1,244	(6)	19,246	(396)	20,490	(402)
Total fixed maturity securities	$27,549	$(85)	$56,325	$(716)	$83,874	$(801)

As of September 30, 2025, the Company held 36 available-for-sale fixed maturity securities in an unrealized loss position with a total estimated fair value of $83.9 million and gross unrealized losses of $0.8 million. Of those securities, 23 were in a continuous unrealized loss position for one year or longer as of September 30, 2025. The Company regularly reviews all fixed maturity securities within its investment portfolio to determine whether a credit loss has occurred. Based on the Company's review as of September 30, 2025, unrealized losses were a result of interest rate changes which were not credit-specific issues.

As of December 31, 2024, no credit loss allowance was recorded and all unrealized losses on available-for-sale fixed maturity securities were in such position for less than one year.

Contractual maturities of available-for-sale fixed maturity securities

The following table summarizes the contractual maturities of the Company's available-for-sale investments as of September 30, 2025:

	Amortized Cost	Estimated Fair Value

	in thousands
Due in one year or less	$106,600	$106,851
Due after one year through five years	271,631	275,364
Due after five years through ten years	97,663	99,028
Mortgage-backed and asset-backed securities	166,857	169,379
Total fixed maturity securities	$642,751	$650,622

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Net investment income

The following table presents the components of net investment income, which is recorded within "Interest and other income (expense), net" in the Condensed Consolidated Statements of Operations, for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

Interest income:	in thousands
Cash and cash equivalents and restricted cash and cash equivalents	$2,543	$4,514	$7,267	$21,154
Fixed maturity securities	7,716	5,127	21,644	8,921
Total interest income	10,259	9,641	28,911	30,075
Dividends on equity securities	42	34	121	58
Gross investment income	10,301	9,675	29,032	30,133
Investment expenses	(149)	(91)	(406)	(213)
Net investment income	$10,152	$9,584	$28,626	$29,920

Net realized and unrealized gains (losses) on investments

The table below presents the components of pre-tax net investment gains (losses), which is recorded within "Interest and other income (expense), net" in the Condensed Consolidated Statements of Operations, and the pre-tax change in net unrealized gains included in the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2025 and 2024. The gross amounts of realized investment gains and losses on fixed maturity securities were not material to the Condensed Consolidated Financial Statements and are presented on a net basis in the table below:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

Fixed maturity securities:	in thousands
Net realized investment gains	$116	$700	$347	$731
Equity securities:
Total change in fair value of equity securities	1,155	574	1,803	1,052
Net investment gains	$1,271	$1,274	$2,150	$1,783
Change in net unrealized gains on available-for-sale investments included in Other comprehensive income:
Fixed maturity securities	$2,406	$10,081	$8,827	$11,032

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

The Company recorded increases to "Class A Common Stock" and "Additional paid-in capital", representing the $42.6 million fair value of the Class A Common Stock that was issued in connection with the Warrant Exchange. The difference between the fair value of the warrants immediately prior to the Warrant Exchange and the fair value of Class A Common Stock issued resulted in a $2.0 million loss, which is reflected within "Loss related to warrant liabilities, net" in the Condensed Consolidated Statements of Operations.

The following table presents a reconciliation of the Company's warrant liabilities that were classified as Level 3 within the fair value hierarchy for the nine months ended September 30, 2024:

	Private Warrants	Underwriter Warrants	OTM Warrants	PIPE Warrants	Total

	in thousands
Balance at December 31, 2023	$476	$53	$3,981	$20,020	$24,530
Change in fair value of warrant liabilities	55	5	546	4,056	4,662
Warrant Exchange	(531)	(58)	(4,527)	(24,076)	(29,192)
Balance at September 30, 2024	$—	$—	$—	$—	$—

Summary of assets and liabilities measured at fair value

The fair values of the Company's financial assets as of September 30, 2025 and December 31, 2024 are shown in the following tables:

	Estimated Fair Value as of September 30, 2025
	Total	Level 1	Level 2	Level 3

	in thousands
Investments:
Corporate	$250,523	$—	$250,523	$—
U.S. Treasury	174,806	—	174,806	—
States and municipalities	28,021	—	28,021	—
Foreign	27,893	—	27,893	—
Asset-backed securities	30,359	—	30,359	—
Mortgage-backed securities	139,020	—	139,020	—
Common stocks	23,297	23,297	—	—
Total	$673,919	$23,297	$650,622	$—

	Estimated Fair Value as of December 31, 2024
	Total	Level 1	Level 2	Level 3

	in thousands
Investments:
Corporate	$231,189	$—	$231,189	$—
U.S. Treasury	145,875	—	145,875	—
States and municipalities	31,585	—	31,585	—
Foreign	21,057	—	21,057	—
Asset-backed securities	23,680	—	23,680	—
Mortgage-backed securities	124,302	—	124,302	—
Common stocks	11,839	11,839	—	—
Total	$589,527	$11,839	$577,688	$—

7 — Notes Receivable

Broad Arrow Capital

BAC provides financing solutions to qualified collectors and businesses by structuring loans secured by collector cars. The loans underwritten by BAC include term loans and short-term bridge financings. The loans underwritten by BAC are recorded on the Condensed Consolidated Balance Sheets within "Notes receivable".

Loans carry either a fixed or variable rate of interest and typically require periodic interest payments over the life of the loan with the principal amount due at maturity. Loans have an initial maturity of up to two years, often with an option for the borrower to renew for one year increments, provided the borrower remains in good standing, including maintaining a specified targeted loan-to-value ("LTV") ratio for the loan. As of September 30, 2025, the loans underwritten by BAC were classified as Level 3 within the fair value hierarchy, with the carrying values of the loans approximating their fair values due to the relatively short-term maturities and the variable interest rates associated with most loans. The lending activities of BAC are funded, in part, with borrowings drawn from the BAC Credit Facility, with the remainder funded by the Company's available liquidity. Refer to Note 15 — Debt for additional information regarding the BAC Credit Facility.

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

As of September 30, 2025, BAC's net notes receivable balance was $100.1 million, of which $82.4 million was classified within current assets and $17.7 million was classified within long-term assets on the Condensed Consolidated Balance Sheets. As of December 31, 2024, BAC's net notes receivable balance was $57.0 million, of which $45.4 million was classified within current assets and $11.6 million was classified within long-term assets on the Condensed Consolidated Balance Sheets. The classification of a loan as current or long-term is based on the contractual maturity date of the loan as of the balance sheet date.

The table below provides the aggregate LTV ratio for BAC's loan portfolio as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
	2025	2024

	in thousands
Secured loans	$100,055	$56,972
Estimate of collateral value	$171,541	$95,778
Aggregate LTV ratio	58.3%	59.5%

Management considers a loan to be past due when an interest payment is not paid within 10 business days of the monthly due date, or if the principal amount is not repaid by the contractual maturity date. Typically, a loan becomes past due only for a short period of time during which the loan is renewed or collateral is sold to satisfy the borrower's obligations. As of September 30, 2025 and December 31, 2024, the amount of past due principal and interest payments was not material.

A non-accrual loan is a loan for which future finance revenue is not recorded due to management's determination that it is probable that future interest on the loan will not be collectible. When a loan is placed on non-accrual status, any accrued interest receivable deemed not collectible is reversed against finance revenue. Any cash receipts subsequently received on non-accrual loans are first applied to reduce the recorded principal balance of the loan, with any proceeds in excess of the principal balance then applied to interest and expenses owed by the borrower. As of September 30, 2025 and December 31, 2024, there were no non-accrual loans.

As of September 30, 2025 and December 31, 2024, the allowance for expected credit losses related to the BAC loan portfolio was not material based on management's quarterly evaluation, which takes into consideration a number of factors including the level of historical losses for similar loans, the quality of the collateral, the LTV ratio of the loans, management's overall assessment of the current circumstances and risks related to each loan, and, to a lesser extent, the circumstances related to each borrower.

Other Notes Receivable

From time-to-time, Broad Arrow provides financing for its auction and private sale buyers, retaining a security interest in the purchased vehicle. The resulting loans are typically interest-bearing with required periodic interest payments and, in certain cases, required periodic principal payments. As of September 30, 2025, the related outstanding Notes receivable balance was $9.7 million and was classified within current assets on the Condensed Consolidated Balance Sheets.

Broad Arrow also makes consignor advances secured by vehicle(s) that are contractually committed, in the near term, to be offered for sale at auction. Consignor advances allow sellers to receive funds upon consignment for an auction that will occur up to one year in the future and normally have short-term maturities. In the event the vehicle(s) are not successfully sold at auction, the consignor can repay the outstanding principal and accrued interest of the advance or convert the advance to a BAC loan. As of September 30, 2025, the outstanding Notes receivable balance associated with consignor advances was $2.1 million and was classified within current assets on the Condensed Consolidated Balance Sheets.

Under certain circumstances, Broad Arrow also provides loans to certain car dealers to finance the purchase of collectible cars, retaining a security interest in the purchased vehicle. In these situations, Broad Arrow acquires a partial ownership interest in the car in addition to providing the loan. Upon the eventual sale of the acquired car, the loan is repaid. As of September 30, 2025, this outstanding Notes receivable balance was $0.1 million and was recorded within long-term assets on the Condensed Consolidated Balance Sheets.

These loans are classified on the Condensed Consolidated Statements of Cash Flows within Operating Activities as they are made in support of Broad Arrow's auction and private sale activities.

Concentration Risk

As of September 30, 2025, there were no borrowers with loan balances that exceeded 10% of the total notes receivable balance.

8 — Other Assets

As of September 30, 2025 and December 31, 2024, other assets, current and long-term, consisted of:

	September 30,	December 31,
	2025	2024

	in thousands
Prepaid software-as-a-service ("SaaS") implementation costs	$55,588	$41,110
Prepaid sales, general and administrative expenses	21,961	20,134
Deferred reinsurance premiums ceded	24,216	18,521
Inventory (1)	14,168	18,484
Property and equipment, net	17,110	18,205
Reinsurance recoverable	17,831	11,927
Other investments	10,533	10,312
Contract costs	9,940	9,399
Accrued investment income	4,703	4,827
Deferred financing costs related to revolving credit facilities	3,284	3,489
Other	5,699	9,464
Other assets	$185,033	$165,872

(1)    Inventory primarily includes vehicles owned by Broad Arrow that have been purchased for resale purposes.

As of September 30, 2025, Other primarily included $2.7 million of collector vehicle investments, $1.6 million related to capitalized digital media content, and a $1.3 million tax receivable. As of December 31, 2024, Other primarily included $2.5 million of collector vehicle investments, $2.2 million related to capitalized digital media content, and a $2.0 million tax receivable.

9 — Leases

The following table summarizes the components of the Company's operating lease expense for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	in thousands
Operating lease expense (1)	$2,364	$1,882	$6,590	$5,920
Variable lease expense (1) (2)	993	1,505	2,761	3,475
Sublease revenue (3)	(254)	(344)	(809)	(1,000)
Lease cost, net	$3,103	$3,043	$8,542	$8,395

(1)    Classified within "General and administrative expenses" in the Condensed Consolidated Statements of Operations.
(2)    Amounts include payments for maintenance, taxes, insurance, and payments affected by the Consumer Price Index.
(3)    Classified within "Membership, marketplace and other revenue" in the Condensed Consolidated Statements of Operations.

The following tables summarize supplemental balance sheet information related to operating leases as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
	2025	2024

	in thousands
Operating lease ROU assets	$42,229	$44,485

Current lease liabilities (1)	6,860	6,715
Long-term lease liabilities	40,511	43,178
Total operating lease liabilities	$47,371	$49,893

(1)    Current lease liabilities are recorded within "Accounts payable, accrued expenses and other current liabilities" on the Condensed Consolidated Balance Sheets.

	September 30,	December 31,
	2025	2024

	in thousands
ROU assets obtained in exchange for new operating lease liabilities	$2,374	$1,317
Weighted average lease term	7.63	8.23
Weighted average discount rate	5.1%	5.0%

The following table summarizes information about the amount and timing of the Company's future operating lease commitments as of September 30, 2025:

in thousands
2025 - remaining	$2,333
2026	8,971
2027	8,518
2028	8,446
2029	6,665
Thereafter	22,757
Total lease payments	57,690
Less: imputed interest	(10,319)
Total lease liabilities	$47,371

10 — Acquisition

On September 1, 2024, the Company's subsidiary, Hagerty Insurance Holdings, Inc., acquired all of the issued and outstanding capital stock of Consolidated National Insurance Company, which was subsequently renamed Drivers Edge Insurance Company, for a purchase price of $19.3 million, including $0.9 million in direct and incremental transaction costs. The acquisition of Drivers Edge was accounted for as an asset acquisition with the $19.3 million purchase price allocated to approved state licenses ($11.3 million), cash and cash equivalents ($3.9 million), restricted fixed maturity securities ($3.7 million), and restricted cash and cash equivalents ($0.4 million).

In the third quarter of 2025, Drivers Edge launched Enthusiast+ in Colorado and the Company plans to implement a phased, nationwide rollout over the next four years. Enthusiast+ is a new insurance product tailored for modern enthusiast vehicles that are typically driven more frequently and stored more flexibly than traditional collector cars and is designed to broaden the Company's addressable market by offering coverage to a wider range of vehicles and customer profiles.

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

12 — Intangible Assets

The cost and accumulated amortization of intangible assets as of September 30, 2025 and December 31, 2024 are as follows:

	September 30, 2025
	Weighted average useful life	Gross carrying amount	Accumulated amortization	Net carrying amount

		in thousands
Internally developed software	3.4	$149,831	$(97,638)	$52,193
Renewal rights	10.0	21,647	(10,064)	11,583
Trade names and trademarks	14.2	11,867	(4,113)	7,754
State licenses (1)	Indefinite	11,263	—	11,263
Relationships and customer lists	15.5	7,907	(2,248)	5,659
Other	3.6	619	(619)	—
Total intangible assets		$203,134	$(114,682)	$88,452

(1)    Represents approved state licenses related to the acquisition of Drivers Edge. Refer to Note 10 — Acquisition for additional details.

	December 31, 2024
	Weighted average useful life	Gross carrying amount	Accumulated amortization	Net carrying amount

		in thousands
Internally developed software	3.3	$136,235	$(82,903)	$53,332
Renewal rights	9.9	19,187	(8,458)	10,729
Trade names and trademarks	14.1	12,061	(3,393)	8,668
State licenses (1)	Indefinite	11,263	—	11,263
Relationships and customer lists	15.4	7,975	(1,896)	6,079
Other	4.2	1,065	(1,029)	36
Total intangible assets		$187,786	$(97,679)	$90,107

(1)    Represents approved state licenses related to the acquisition of Drivers Edge. Refer to Note 10 — Acquisition for additional details.

Intangible asset amortization expense was $5.7 million and $6.2 million for the three months ended September 30, 2025 and 2024, respectively, and $17.9 million and $20.5 million for the nine months ended September 30, 2025 and 2024, respectively.

Estimated future aggregate amortization expense related to intangible assets as of September 30, 2025 is as follows:

in thousands
2025 - remaining	$6,013
2026	22,475
2027	19,142
2028	13,165
2029	5,393
Thereafter	11,001
Total	$77,189

13 — Provision for Unpaid Losses and Loss Adjustment Expenses

The following table presents a reconciliation of the beginning and ending provision for unpaid losses and loss adjustment expenses, net of amounts recoverable from various reinsurers:

	Nine months ended September 30,
	2025	2024

	in thousands
Gross reserves for unpaid losses and loss adjustment expenses, beginning	$168,492	$136,507
Less: Reinsurance recoverable on unpaid losses and loss adjustment expenses	5,769	2,235
Net reserves for unpaid losses and loss adjustment expenses, beginning	162,723	134,272
Incurred losses and loss adjustment expenses:
Current accident year	224,969	226,515
Total incurred losses and loss adjustment expenses	224,969	226,515
Payments:
Current accident year	61,819	50,683
Prior accident years	63,571	59,090
Total payments	125,390	109,773
Effect of foreign currency rate changes	(63)	84
Net reserves for unpaid losses and loss adjustment expenses, ending	262,239	251,098
Reinsurance recoverable on unpaid losses and loss adjustment expenses	14,406	7,738
Gross reserves for unpaid losses and loss adjustment expenses, ending	$276,645	$258,836

Losses and loss adjustment expenses for the nine months ended September 30, 2025 and 2024 includes approximately $10.3 million of pre-tax losses related to the Southern California Wildfires and approximately $24.7 million of pre-tax losses related to Hurricane Helene, respectively.

Reserving Methodology

The Company records an estimate of quarterly losses and loss adjustment expenses in the Condensed Consolidated Statements of Operations using an annual loss ratio, which is based on statistical analysis performed by the Company's internal and external actuarial teams that consider several factors, including projected levels of catastrophe events. Management believes this approach provides a more consistent view of loss experience over the year given the seasonality of the Company's business. The annual loss ratio is reviewed throughout the year and adjusted, as necessary.

The provision for unpaid losses and loss adjustment expenses recorded on the Condensed Consolidated Balance Sheets represents (i) the difference between management's estimate of the ultimate cost of losses and loss adjustment expenses incurred by the Company and (ii) the amount of paid losses as of the reporting date. These reserves reflect management's best estimate of unpaid losses related to reported claims and IBNR claims and also include management's best estimate of all expenses associated with processing and settling reported and unreported claims.

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

14 — Reinsurance

The following table presents the Company's total premiums assumed and ceded on a written and earned basis for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

Premiums written:	in thousands
Assumed	$228,882	$199,721	$652,205	$574,742
Ceded	(10,999)	(9,906)	(42,068)	(42,875)
Net	$217,883	$189,815	$610,137	$531,867

Premiums earned:
Assumed	$199,679	$176,611	$570,588	$506,398
Ceded	(12,640)	(10,925)	(36,409)	(31,481)
Net	$187,039	$165,686	$534,179	$474,917

The following table presents total loss and loss adjustment expenses assumed and ceded for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

Losses and loss adjustment expenses:	in thousands
Assumed	$81,788	$101,254	$243,173	$235,390
Ceded	(3,162)	(1,824)	(18,204)	(8,875)
Net	$78,626	$99,430	$224,969	$226,515

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

15 — Debt

As of September 30, 2025 and December 31, 2024, "Long-term debt, net" consisted of the following:

		September 30,	December 31,
	Maturity	2025	2024

		in thousands
2025 JPM Credit Facility	March 2030	$77,484	$—
Prior JPM Credit Facility (1)	October 2026	—	50,296
BAC Credit Facility	December 2026	75,000	30,193
State Farm Term Loan	September 2033	25,000	25,000
Notes payable	October 2025	496	792
Total debt		177,980	106,281
Less: BAC Credit Facility, current portion		(72,622)	—
Less: Notes payable, current portion		(496)	(792)
Less: Unamortized debt issuance costs related to the State Farm Term Loan		(476)	(521)
Total long-term debt, net		$104,386	$104,968

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

THG used borrowings from the 2025 JPM Credit Facility to repay in full all indebtedness, liabilities and other obligations outstanding under, and terminated, THG's prior credit agreement with JPM, as administrative agent, issuing bank and swingline lender, the foreign subsidiary borrowers party thereto, and the other financial institutions party thereto as lenders (the "Prior JPM Credit Agreement"). THG incurred approximately $1.0 million in fees for the 2025 JPM Credit Agreement, which, along with the remaining unamortized fees associated with the Prior JPM Credit Agreement, are being amortized over the agreement's five-year term.

The 2025 JPM Credit Facility accrues interest at the applicable reference rate, primarily Term SOFR, depending on the currency of the borrowing plus an applicable margin determined by the Company's net leverage ratio for the preceding period (as defined in the 2025 JPM Credit Facility). The effective interest rates related to the 2025 JPM Credit Agreement and the Prior JPM Credit Agreement were 5.74% and 6.88% for the nine months ended September 30, 2025 and 2024, respectively.

The 2025 JPM Credit Agreement requires THG to, among other things, meet certain financial covenants, including a minimum fixed charge coverage ratio test and a maximum leverage ratio test. As of September 30, 2025, THG was in compliance with these financial covenants.

As of September 30, 2025, the carrying value of the outstanding borrowings under the 2025 JPM Credit Facility approximated its fair value due to the variable interest rates associated with the outstanding borrowings.

BAC Credit Facility

BAC and its wholly owned subsidiary BAC Funding 2023-1, LLC, as borrower, have a revolving credit agreement (the "BAC Credit Agreement") that provides for a revolving credit facility (the "BAC Credit Facility") with an aggregate commitment of $75.0 million. The BAC Credit Facility's borrowing base is determined by the carrying value of certain BAC notes receivable, which is then limited by the amount of the aggregate commitment. As of September 30, 2025, the applicable borrowing base for the BAC Credit Agreement was $79.2 million, and the outstanding borrowings were $75.0 million.

The revolving borrowing period of the BAC Credit Facility expires in December 2025, followed by an amortization period until it ultimately matures in December 2026. The borrowing period and the maturity date of the BAC Credit Facility may be extended by one year if requested by BAC and agreed by the administrative agent. BAC is not a borrower or guarantor of the BAC Credit Facility.

BAC and certain of its subsidiaries may transfer notes receivable to wholly owned, bankruptcy remote SPEs to secure borrowings under the BAC Credit Facility, isolating these assets from the Company's other obligations. Recourse is limited to (i) an obligation of the applicable seller to repurchase a note receivable if it is determined that there was a breach of any representation or warranty relating to such note receivable as of the relevant date specified in the related transfer agreement and (ii) a limited guarantee for certain liabilities that may result under certain foreign exchange hedging activity of one of the SPEs.

BAC and BAC Funding 2023-1, LLC are required, among other things, to meet certain financial covenants including that BAC, as the servicer, maintain a minimum tangible net worth, minimum liquidity balances, and an indebtedness to tangible net worth ratio. As of September 30, 2025, the Company was in compliance with the financial covenants under the BAC Credit Agreement.

As of September 30, 2025, the carrying value of the $75.0 million in outstanding borrowings under the BAC Credit Facility approximated its fair value due to the variable interest rates associated with the outstanding borrowings. The current portion of the outstanding BAC Credit Agreement borrowings is recorded within "Current portion of long-term debt" on the Condensed Consolidated Balance Sheets.

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

Notes Payable

As of September 30, 2025 and December 31, 2024, the Company had outstanding notes payable, which are used to fund certain loans made by BAC in the United Kingdom ("U.K."), totaling $0.5 million and $0.8 million, respectively. The effective interest rate for the notes payable is 9.8% with repayment due October 2025. Refer to Note 7 — Notes Receivable for additional information on the lending activities of BAC.

Letters of Credit

As of September 30, 2025, the Company has authorized three letters of credit for a total of $10.8 million for operational purposes, primarily related to Hagerty Re's Section 953(d) tax structuring election, and to a much lesser extent, a requirement under a quota share agreement, and lease down payment support.

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

The Investors include State Farm, Markel, and individuals related to Hagerty Holding Corp. ("HHC"). State Farm and Markel each own over 5% of the Company's outstanding common stock. McKeel Hagerty, the Company's CEO and the Chairman of its Board of Directors (the "Board"), along with Tammy Hagerty, may be deemed to control HHC, the controlling stockholder of the Company. Both State Farm and Markel can nominate one director to the Board, while HHC can nominate two directors. Refer to Note 17 — Stockholders' Equity and Note 21 — Related-Party Transactions for additional information.

The net proceeds from the Private Placement after deducting issuance costs of approximately $0.8 million were $79.2 million, which was recorded within Temporary Equity on the Company's Condensed Consolidated Balance Sheets. The Company used the net proceeds from the Private Placement for general corporate purposes.

As of September 30, 2025, the estimated redemption value of the Series A Convertible Preferred Stock was $107.8 million, which represents the maximum cash payment, including cumulative dividends, that would be required to be paid if the Optional Term Redemption provision in the Certificate of Designations, as summarized below, is exercised as of the earliest possible redemption date of June 23, 2028. The decision to redeem the Series A Convertible Preferred Stock for cash is made at the discretion of the Company; however, the Company is controlled by HHC through its voting control of the Company. Accordingly, the redemption of the Series A Convertible Preferred Stock is considered outside the control of the Company and, as a result, the Series A Convertible Preferred Stock is recorded within Temporary Equity on the Company's Condensed Consolidated Balance Sheets.

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

Dividends — Dividends on the Series A Convertible Preferred Stock are cumulative and accrue from the date of issuance at the rate per annum of 7% of the Series A Purchase Price of each share, plus the amount of previously accrued dividends, compounded annually (the "Accruing Dividends"). The Company may elect to pay the Accruing Dividends either in cash or in additional shares of Series A Convertible Preferred Stock. Prior to the third anniversary of the Closing, the Series A Convertible Preferred Stock will participate on an as-converted basis in dividends declared and paid on the Class A Common Stock. In each of June 2025 and 2024, the Company paid $5.6 million, respectively, of cash dividends on the Series A Convertible Preferred Stock to the Investors.

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

As of September 30, 2025, no shares of Series A Convertible Preferred Stock had been converted and the outstanding shares of Series A Convertible Preferred Stock were convertible into 6,785,410 shares of Class A Common Stock.

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

17 — Stockholders' Equity

Class A Common Stock

Hagerty, Inc. is authorized to issue 500,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. Holders of Class A Common Stock are entitled to one vote for each share. As of September 30, 2025 and December 31, 2024, there were 100,426,473 and 90,032,391 shares of Class A Common Stock issued and outstanding, respectively.

Class V Common Stock

Hagerty, Inc. is authorized to issue 300,000,000 shares of Class V Common Stock with a par value of $0.0001 per share. Class V Common Stock represents voting, non-economic interests in Hagerty, Inc. Holders of Class V Common Stock are entitled to 10 votes for each share. In connection with the business combination that formed Hagerty, Inc. in 2021, shares of Class V Common Stock were issued to HHC and Markel (together, the "Legacy Unit Holders") along with an equivalent number of THG units. Each share of Class V Common Stock, together with the corresponding THG unit, is exchangeable for one share of Class A Common Stock. As of September 30, 2025 and December 31, 2024, there were 241,552,156 and 251,033,906 shares of Class V Common Stock issued and outstanding, respectively. See "Exchange of THG Units" below.

Preferred Stock

Hagerty, Inc. is authorized to issue 20,000,000 shares of Preferred Stock with a par value of $0.0001 per share. The Board has the authority to issue shares of Preferred Stock with such designations, voting and other rights and preferences as may be determined from time to time.

As of September 30, 2025 and December 31, 2024, there were 8,483,561 shares of Preferred Stock issued and outstanding, which may, at the option of the holder, be converted at any time into shares of Class A Common Stock. Refer to Note 16 — Convertible Preferred Stock for additional information.

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

The following table summarizes the changes in ownership of THG units for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
THG units held by Hagerty, Inc.
Beginning of period	90,715,648	85,703,286	90,032,391	84,588,536
Issuance of shares under employee plans	226,575	211,582	831,530	1,194,808
Exchange of THG units for Class A Common Stock	9,484,250	189,294	9,562,552	320,818
Warrant Exchange (refer to Note 6)	—	3,876,201	—	3,876,201
End of period	100,426,473	89,980,363	100,426,473	89,980,363
Ownership percentage
Beginning of period	26.2%	25.1%	26.1%	24.9%
End of period	29.0%	26.1%	29.0%	26.1%

THG units held by other unit holders
Beginning of period	255,100,044	255,367,640	255,178,346	255,499,164
Exchange of THG units for Class A Common Stock	(9,484,250)	(189,294)	(9,562,552)	(320,818)
End of period	245,615,794	255,178,346	245,615,794	255,178,346
Ownership percentage
Beginning of period	73.8%	74.9%	73.9%	75.1%
End of period	71.0%	73.9%	71.0%	73.9%

Total THG units outstanding	346,042,267	345,158,709	346,042,267	345,158,709

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

During the nine months ended September 30, 2025 and 2024, the Company received 797,980 and 1,194,808 THG units, respectively, in connection with shares of Class A Common Stock that were issued as a result of share-based compensation awards vesting under the 2021 Stock Incentive Plan. In addition, during the nine months ended September 30, 2025, the Company received 33,550 THG units in connection with shares of Class A Common Stock that were issued related to the 2021 Employee Stock Purchase Plan. No shares related to the Company's 2021 Employee Stock Purchase Plan were issued during the nine months ended September 30, 2024.

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

In the third quarter of 2025, HHC completed an exchange of 9,481,750 THG units, together with the corresponding shares of Class V Common Stock, for 9,481,750 shares of Class A Common Stock (the "THG Unit Exchange"). Upon the consummation of the THG Unit Exchange, the exchanged shares of Class V Common Stock were cancelled. In addition, during the nine months ended September 30, 2025 and 2024, certain other holders of THG units that do not hold corresponding shares of Class V Common Stock exchanged approximately 80,802 and 320,818, respectively, THG units for an equal number of shares of Class A Common Stock.

Immediately following the THG Unit Exchange, pursuant to an underwriting agreement dated as of August 7, 2025, (the "Underwriting Agreement"), by and among the Company, THG, the Underwriters and the Selling Stockholders named therein, HHC sold 9,481,750 shares of Class A Common Stock to the Underwriters (the "Secondary Offering"). The Company did not sell any securities in the Secondary Offering and did not receive any proceeds from the sale of shares by the Selling Stockholders in the Secondary Offering. The Company incurred $1.2 million in expenses associated with the THG Unit Exchange and Secondary Offering, which were recorded within "General and administrative expenses" on the Condensed Consolidated Statements of Operations.

These exchanges resulted in reductions to "Non-controlling interest" and corresponding increases to "Additional paid-in capital" of $16.6 million and $3.2 million, during the nine months ended September 30, 2025 and 2024, respectively.

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

The THG Preferred Units are recorded on the financial statements of THG based on their estimated redemption value, which represents the maximum cash payment, including cumulative dividends, that would be required to be paid to Hagerty, Inc. if the Optional Term Redemption of the Series A Convertible Preferred Stock is exercised. Amounts recognized to accrete the THG Preferred Units to their estimated redemption value are treated as a deemed dividend due to Hagerty, Inc. The amount of this deemed dividend is attributed entirely to Hagerty, Inc. prior to allocating the remainder of THG's consolidated net income between controlling and non-controlling interests. In each of June 2025 and 2024, THG paid $5.6 million of cash dividends to Hagerty, Inc. on the THG Preferred Units. Refer to Note 16 — Convertible Preferred Stock for additional information on the Private Placement and the Series A Convertible Preferred Stock.

Distributions to Unit Holders of THG

Under the terms of the THG LLC Agreement, THG is obligated to make tax distributions to its unit holders. During the nine months ended September 30, 2025 and 2024, THG made tax distributions of $30.5 million and $5.3 million, respectively, to non-controlling interest unit holders and $11.9 million and $1.1 million, respectively, of tax distributions to Hagerty, Inc.

18 — Share-Based Compensation

The Company's 2021 Stock Incentive Plan provides for the issuance of up to approximately 38.3 million shares of Class A Common Stock to employees and non-employee directors. The 2021 Stock Incentive Plan allows for the issuance of incentive stock options, non-qualified stock options, restricted stock awards, stock appreciation rights, RSUs, and PRSUs. As of September 30, 2025, there were approximately 25.9 million shares available for future grants under the 2021 Stock Incentive Plan.

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

The following table summarizes share-based compensation expense recognized during the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	in thousands
Restricted stock units	$3,579	$2,962	$10,500	$10,004
Performance restricted stock units	1,510	1,130	4,127	3,014
Total share-based compensation expense	$5,089	$4,092	$14,627	$13,018

Restricted Stock Units

RSUs typically vest over a two to five-year period based on the requisite service period. The grant date fair value is determined based on the closing market price of the Class A Common Stock on the business day prior to the grant date and the related share-based compensation expense is recognized over the requisite service period on a straight-line basis.

The following table provides a summary of RSU activity during the nine months ended September 30, 2025:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2024	3,682,679	$9.65
Granted	1,166,295	9.07
Vested (1)	(1,174,388)	9.57
Forfeited	(85,048)	9.21
Unvested balance as of September 30, 2025	3,589,538	$9.50

(1)    For the nine months ended September 30, 2025, 797,980 shares of Class A Common Stock were issued related to the vesting of RSUs in the period, net of shares withheld for the funding of employee tax obligations.

The following table provides additional data related to RSU award activity during the nine months ended September 30, 2025 and 2024:

	Nine months ended September 30,
	2025	2024

	in thousands (except years)
Total fair value of shares vested (1)	$11,241	$18,324
Unrecognized compensation expense	$25,934	$28,962
Weighted average period awards are expected to be recognized (in years)	2.56	2.93

(1)    The tax impact related to vested RSUs for the nine months ended September 30, 2025 and 2024 was not material to the Company's Condensed Consolidated Financial Statements.

Performance Restricted Stock Units

Market Condition PRSUs

In April 2022, the Company's CEO was granted 3,707,136 market condition PRSUs, which provide him the opportunity to receive up to 3,707,136 shares of Class A Common Stock. The award had a grant date fair value of approximately $19.2 million, which was estimated using a Monte Carlo simulation model. These PRSUs have both market-based and service-based vesting conditions. Shares of Class A Common Stock issuable under this award can be earned based on the achievement of the following stock price targets: (i) 25% of the shares can be earned when the stock price of the Class A Common Stock exceeds $20.00 per share for 60 consecutive days, (ii) 25% of the shares can be earned when the stock price of the Class A Common Stock exceeds $25.00 per share for 60 consecutive days, and (iii) 50% of the shares can be earned when the stock price of the Class A Common Stock exceeds $30.00 per share for 60 consecutive days. These market-based conditions must be met in order for the PRSUs to vest; therefore, it is possible that no shares will ultimately vest. If any of the market-based conditions are met, the PRSUs will vest contingent upon continued service through the earlier of three years after achievement of the stock price target or the end of the seven-year performance period. As of September 30, 2025, no market condition PRSUs had vested.

The Company will recognize the entire $19.2 million of compensation expense for this award over the requisite service period, regardless of whether such market-based conditions are met. As of September 30, 2025, unrecognized compensation expense related to this award was $9.2 million, which the Company expects to recognize over a period of 3.50 years.

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

The following table provides a summary of the activity related to PRSUs granted under the 2024 PRSU Agreement during the nine months ended September 30, 2025:

	Performance Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2024	295,166	$9.33
Granted	243,365	9.04
Unvested balance as of September 30, 2025	538,531	$9.20

As of September 30, 2025, the maximum number of shares of Class A Common Stock that may be issued with respect to PRSUs granted under the 2024 PRSU Agreement is 1,077,062, assuming full achievement of the Performance Target.

The following table provides additional data related to performance condition PRSU award activity during the nine months ended September 30, 2025 and 2024:

	Nine months ended September 30,
	2025	2024

	in thousands (except years)
Unrecognized compensation expense	$5,343	$5,324
Weighted average period awards are expected to be recognized (in years)	1.99	2.50

Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (the "ESPP") allows substantially all of the Company's employees to purchase shares of Class A Common Stock at a discount. As of September 30, 2025, 261,866 shares had been purchased under the ESPP and there were approximately 11.2 million shares available for future purchases.

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

The Company's potentially dilutive securities consist of (i) unvested restricted stock units, shares issuable under the ESPP, and unexercised warrants (prior to the completion of the Warrant Exchange) with the dilutive effect calculated using the Treasury Stock Method, (ii) unvested performance restricted stock units with the dilutive effect calculated using the Contingently Issuable Method, and (iii) non-controlling interest THG units and Series A Convertible Preferred Stock, with the dilutive effect calculated using the more dilutive of the If-Converted Method and the Two-Class Method.

In periods in which the Company reports a net loss attributable to Class A Common Stockholders, diluted net loss per share attributable to Class A Common Stockholders would be equal to basic net loss per share because potentially dilutive shares of Class A Common Stock are not assumed to be issued if their effect is anti-dilutive.

The following table summarizes the basic and diluted earnings per share calculations for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	in thousands (except per share amounts)
Basic Earnings per Share
Net income available to Class A Common Stockholders	$17,696	$2,798	$32,174	$7,753
Weighted average shares of Class A Common Stock outstanding	96,167	89,691	92,326	86,689
Basic earnings per share	$0.18	$0.03	$0.35	$0.09

Diluted Earnings per Share
Net income available to Class A Common Stockholders	$39,408	$2,798	$100,699	$7,802
Weighted average shares of Class A Common Stock outstanding	347,240	89,691	346,672	87,601
Diluted earnings per share	$0.11	$0.03	$0.29	$0.09

Net income available to Class A Common Stockholders
Net income	$46,171	$19,007	$120,666	$69,863
Net income attributable to non-controlling interest	(25,323)	(14,122)	(80,474)	(55,951)
Accretion of Series A Convertible Preferred Stock	(1,903)	(1,875)	(5,653)	(5,552)
Undistributed earnings allocated to Series A Convertible Preferred Stock	(1,249)	(212)	(2,365)	(607)
Net income available to Class A Common Stockholders, Basic	17,696	2,798	32,174	7,753
Undistributed earnings allocated to Series A Convertible Preferred Stock	479	—	394	—
Adjustment for potentially dilutive THG units	21,146	—	68,059	—
Adjustment for potentially dilutive share-based compensation awards	87	—	72	49
Net income available to Class A Common Stockholders, Diluted	$39,408	$2,798	$100,699	$7,802

Weighted Average Shares of Class A Common Stock Outstanding
Weighted average shares of Class A Common Stock outstanding, Basic	96,167	89,691	92,326	86,689
Adjustment for potentially dilutive THG units	249,870	—	253,363	—
Adjustment for potentially dilutive share-based compensation awards	1,203	—	983	912
Weighted average shares of Class A Common Stock outstanding, Diluted	347,240	89,691	346,672	87,601

The following table summarizes the weighted average potential shares of Class A Common Stock excluded from diluted earnings per share of Class A Common Stock as their effect would be anti-dilutive for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	in thousands
THG units	—	255,252	—	255,378
Series A Convertible Preferred Stock	6,785	6,785	6,785	6,785
Unvested shares associated with share-based compensation awards	4,080	7,746	3,941	3,918
Total	10,865	269,783	10,726	266,081

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

Tax Legislation — On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted. The law contains several key provisions including the reinstatement of immediate expensing of qualifying research and development expenses and permanent extensions of certain provisions within the Tax Cuts and Jobs Act. The immediate expensing provisions of the OBBBA is expected to reduce the Company's cash taxes payable for the 2025 tax year. Additionally, the OBBBA enacted changes to the entity aggregation rule, which ensures that all related companies within a corporate group are treated as one single entity when applying the limitations on deductibility of executive compensation. These changes resulted in a $1.0 million reduction to Company's deferred tax assets related to share-based compensation and a corresponding recognition of income tax expense in the third quarter of 2025.

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

Income Tax Expense — For the nine months ended September 30, 2025 and 2024, income tax expense reflected in the Condensed Consolidated Statements of Operations differs from the tax computed by applying the statutory U.S. federal rate of 21% to "Income tax (benefit) expense" as follows:

	Nine months ended September 30,
	2025		2024

	in thousands (except percentages)
Income tax expense at statutory rate	$20,891	21.0%	$16,754	21.0%
State taxes	38	—%	360	0.5%
Net impact of noncontrolling interest and non-partnership operations on partnership outside basis	(4,983)	(5.0)%	(7,992)	(10.0)%
Foreign rate differential	11	—%	(165)	(0.2)%
Change in valuation allowance	(38,072)	(38.3)%	(1,319)	(1.7)%
(Gain) loss related to warrant liabilities, net	—	—%	1,794	2.2%
Permanent items	1,124	1.1%	507	0.6%
Effect of changes in tax rates	475	0.5%	—	—%
Other, net	(668)	(0.7)%	(21)	—%
Income tax (benefit) expense	$(21,184)	(21.4)%	$9,918	12.4%

Deferred Tax Assets — The Company has historically maintained a full valuation allowance on its deferred tax assets related to the difference between the outside tax basis and book basis of its investment in the assets of THG. The realization of deferred tax assets is dependent upon the generation of future taxable income sufficient to utilize these deferred tax assets. As of December 31, 2024, management concluded that it was more likely than not that certain deferred tax assets, including the deferred tax asset for the investment in the assets of THG, would not be realized because the Company was in a three-year cumulative loss position and the generation of sufficient future taxable income to utilize these deferred tax assets was uncertain.

As of each reporting period, management considers new evidence, both positive and negative, that could affect its view of the future realization of its deferred tax assets. As of September 30, 2025, management's continued assessment of the realizability of the Company's deferred tax assets concluded that sufficient future taxable income will be generated to realize a portion of the deferred tax assets related to the outside basis in its investment in THG and other tax attributes of the Hagerty, Inc. filing entity. In assessing the realizability of these deferred tax assets, management considered all sources of positive and negative evidence, including (i) that the Company had achieved cumulative three-year profitability during the quarter; (ii) that the Company's forecasts indicated continued profitability; and (iii) other positive business factors. Based on this evaluation, management determined it was appropriate to release a portion of the valuation allowance previously recorded against the Company's federal and state deferred tax assets. As a result, $38.1 million of the valuation allowance was released during the third quarter of 2025 and a corresponding income tax benefit was recognized within "Income tax (expense) benefit" on the Condensed Consolidated Statements of Operations.

As of September 30, 2025 and December 31, 2024, the Company had deferred tax assets of $168.0 million and $148.1 million, respectively, related to the outside basis difference in its investment in THG. A portion of the total outside basis difference is expected to reverse only upon the eventual sale of the Company's interest in THG, which would likely result in a capital loss. Accordingly, as of September 30, 2025 and December 31, 2024, the Company maintained a corresponding valuation allowance of $136.8 million and $148.1 million, respectively, against the deferred tax assets associated with the outside basis difference.

Tax Examinations — The Company is subject to taxation and files income tax returns in the U.S. federal jurisdiction, as well as many state and foreign jurisdictions. As of September 30, 2025, tax years 2020 to 2023 are subject to examination by various tax authorities. With few exceptions, as of September 30, 2025, the Company is no longer subject to U.S. federal, state, local or foreign examinations for years before 2020. THG is currently under audit by the IRS for the 2021 tax year.

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

As of September 30, 2025 and December 31, 2024, the Company did not have any unrecognized tax benefits and had no material accrued interest or penalties related to uncertain tax positions. If recorded, interest and penalties would be recorded within "Income tax (expense) benefit" in the Condensed Consolidated Statements of Operations.

TRA Liability — In connection with the consummation of the business combination that formed Hagerty, Inc. in 2021, Hagerty, Inc. entered into a TRA with the Legacy Unit Holders. The TRA provides for payment to the Legacy Unit Holders of 85% of the U.S. federal, state and local income tax savings realized by Hagerty, Inc. as a result of the increases in tax basis and certain other tax benefits, as outlined in the Business Combination Agreement, upon the exchange of THG units and shares of Hagerty, Inc. Class V Common Stock for shares of Hagerty, Inc. Class A Common Stock or cash. The Business Combination Agreement is provided as Exhibit 2.1, incorporated by reference within Item 6. Exhibits, in this Quarterly Report. In connection with the filing of its 2019 income tax return, THG made an election under Section 754 of the IRC for each taxable year in which TRA exchanges occur. This election cannot be revoked without the permission of the IRS Commissioner and will be in place for any future exchange of THG units. The remaining 15% cash tax savings resulting from the basis adjustments will be retained by Hagerty, Inc.

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

In general, under the TRA, cash tax savings result in a year when the tax liability of Hagerty, Inc. for the year, computed without regard to the deductions attributable to the amortization of the basis increase and other deductions that arise in connection with the payment of the cash consideration under the TRA or the exchange of THG units and shares of Hagerty, Inc. Class V Common Stock for shares of Hagerty, Inc. Class A Common Stock, would be more than the tax liability for the year taking into account such deductions. Payments under the TRA are due when the Company produces taxable income and the resulting cash tax liability is reduced by deducting the amortization of the basis increase on a filed tax return. The payments under the TRA are expected to be substantial.

The estimation of the TRA Liability is, by its nature, imprecise and subject to significant assumptions regarding the amount and timing of Hagerty Inc.'s future taxable income. Based on Hagerty, Inc.'s forecast of future taxable income, as of September 30, 2025, the estimated value of the TRA Liability was $39.9 million, including $34.8 million recorded in the third quarter of 2025. This amount includes (i) $5.6 million related to the THG Unit Exchange and recorded as an increase to "Additional paid-in capital" on the Condensed Consolidated Balance Sheets and (ii) $29.2 million related to prior THG unit exchanges and recorded in connection with the release of the valuation allowance within "Interest and other income (expense), net" on the Condensed Consolidated Statements of Operations. Refer to Note 17 — Stockholders' Equity for additional information about the THG Unit Exchange.

As of September 30, 2025, $2.0 million of the $39.9 million TRA Liability was classified as a current liability within "Accounts payable, accrued expenses and other current liabilities" and $37.9 million was classified as a long-term liability within "Tax receivable agreement liability" on the Condensed Consolidated Balance Sheets. As of December 31, 2024, the estimated value of the TRA Liability was $2.2 million, of which $0.2 million was classified as a current liability within "Accounts payable, accrued expenses and other current liabilities" and $2.0 million was classified as a long-term liability within "Tax receivable agreement liability" on the Condensed Consolidated Balance Sheets.

For the three and nine months ended September 30, 2025, changes in the value of the TRA Liability recorded within "Interest and other income (expense), net" on the Condensed Consolidated Statements of Operations were $29.2 million and $32.3 million, respectively. For the three and nine months ended September 30, 2024, the change in the value of the TRA Liability recorded within "Interest and other income (expense), net" on the Condensed Consolidated Statements of Operations was $1.3 million.

During the nine months ended September 30, 2025, Hagerty, Inc. made TRA payments of $0.2 million to the Legacy Unit Holders. There were no such TRA payments during the nine months ended September 30, 2024.

21 — Related-Party Transactions

As of September 30, 2025, Markel and State Farm had the following equity interests in Hagerty and, as a result, are considered related parties:

	Markel		State Farm
Equity Interest	Shares/Units	Percentage of total outstanding (1)	Shares/Units	Percentage of total outstanding (1)
Hagerty, Inc. Class A Common Stock	3,108,000	3.1%	51,800,000	51.6%
Hagerty, Inc. Class V Common Stock	75,000,000	31.0%	—	—%
Hagerty, Inc. Series A Convertible Preferred Stock	1,590,668	18.8%	5,302,226	62.5%
THG units	75,000,000	21.7%	—	—%

Controlling interest	3,108,000	3.1%	51,800,000	51.6%
Non-controlling interest	75,000,000	30.5%	—	—%

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

The following tables provide information related to Markel-affiliated "Commission revenue" and "Due to insurer" liabilities associated with the Markel Alliance Agreement:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	in thousands (except percentages)
Commission revenue	$122,386	$105,461	$343,813	$305,105
Percent of total	91%	92%	92%	93%

	September 30,	December 31,
	2025	2024

	in thousands (except percentages)
Due to insurer	$123,343	$78,792
Percent of total	92%	94%

Refer to Note 4 — Revenue for information on related party balances within "Commissions receivable," which primarily consist of CUC receivables due from Markel.

Reinsurance Agreement

Hagerty Re has a quota share agreement with Evanston to assume approximately 80% of the risks written through the Company's U.S. MGAs, with the exception of High-Net-Worth Accounts, in which Hagerty Re assumes 100% of the risk. Refer to Note 14 — Reinsurance for additional information on the Company's reinsurance programs.

The following tables summarize all balances related to the Company's reinsurance business with Markel subsidiaries:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

Revenue:	in thousands
Earned premium, net	$191,315	$170,921	$549,289	$489,577
Expenses:
Ceding commission, net	$88,998	$79,193	$253,333	$226,589
Losses and loss adjustment expenses	78,194	98,070	232,703	227,491
Total expenses	$167,192	$177,263	$486,036	$454,080

	September 30,	December 31,
	2025	2024

Assets:	in thousands
Premiums receivable	$221,014	$150,436
Commissions receivable	1,326	489
Deferred acquisition costs, net	194,169	160,360
Other current assets	4,505	2,926
Total assets	$421,014	$314,211
Liabilities:
Accounts payable, accrued expenses and other current liabilities	$2,381	$806
Losses payable and provision for unpaid losses and loss adjustment expenses	261,300	254,422
Ceding commissions payable	103,319	76,001
Unearned premiums	420,353	347,501
Total liabilities	$787,353	$678,730

Pursuant to the terms of the quota share agreement with Evanston, Hagerty Re maintains assets in trust for the benefit of Evanston. These assets are included within "Restricted cash and cash equivalents" and "Investments" on the Company's Condensed Consolidated Balance Sheets. The assets held in trust for the benefit of Evanston totaled $650.1 million and $589.2 million as of September 30, 2025 and December 31, 2024, respectively.

State Farm

Alliance Agreement

Hagerty has a 10-year master alliance agreement and associated managing general underwriter agreement with State Farm, under which State Farm Classic+ policies are offered to State Farm's customers through State Farm agents. This program began issuing policies in certain states in September 2023. Several states were added in the nine months ended September 30, 2025, with additional states planned for the remainder of 2025 and 2026. Under the master alliance agreement, State Farm paid Hagerty an advanced commission of $20.0 million, which is being recognized as "Commission and fee revenue" over the remaining life of the arrangement. In addition, the Company is paid a commission for underwriting, binding coverage, and issuing State Farm Classic+ policies and can offer HDC memberships to State Farm Classic+ customers, providing Hagerty with an additional revenue opportunity.

Reinsurance Agreement

Hagerty Re has a quota share agreement to cede 50% of the risk assumed from a subsidiary of Markel in relation to High-Net-Worth Accounts to Oglesby Reinsurance Company, a wholly owned subsidiary of State Farm. Refer to Note 14 — Reinsurance for additional information on the Company's reinsurance programs.

The following tables summarize all balances related to the risk ceded by Hagerty Re to State Farm subsidiaries:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

Revenue:	in thousands
Earned premium, net (1)	$(4,923)	$(4,089)	$(14,114)	$(12,111)
Expenses:
Ceding commission, net (2)	$(2,559)	$(2,126)	$(7,339)	$(6,298)
Losses and loss adjustment expenses (3)	(1,577)	(906)	(9,084)	(4,510)
Total expenses	$(4,136)	$(3,032)	$(16,423)	$(10,808)

(1)    Represents premiums ceded to State Farm subsidiaries, which are accounted for as a reduction to "Earned premium, net".
(2)    Represents commissions from State Farm subsidiaries related to ceded reinsurance, which are accounted for as a reduction to "Ceding commissions, net".
(3)    Represents loss recoveries associated with reinsurance ceded to State Farm subsidiaries, which are accounted for as a reduction to "Losses and loss adjustment expenses".

	September 30,	December 31,
	2025	2024

Assets:	in thousands
Commissions receivable	$2,780	$2,095
Deferred acquisition costs, net (1)	(5,330)	(4,448)
Other current assets (2)	17,596	14,758
Total assets	$15,046	$12,405
Liabilities:
Accounts payable, accrued expenses and other current liabilities (3)	$5,346	$4,028
Total liabilities	$5,346	$4,028

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

Data Security Incident — In 2021, the Company experienced an unauthorized access into its online insurance quote feature whereby attackers used personal information already in their possession to obtain additional consumer data, including driver's license numbers. The unauthorized access issue has been remediated; however, the incident became the subject of coordinated industry-wide regulatory investigations. In October 2025, the Company entered into consent orders with each of the New York Department of Financial Services (the "NY DFS") and the New York Attorney General (the "NY AG") to settle all claims related to these investigations. Pursuant to the consent orders, the Company agreed to pay $1.85 million to the NY DFS and $1.3 million to the NY AG, respectively. These amounts, which were recorded as a liability in the Company's Condensed Consolidated Financial Statements prior to the third quarter of 2025, will be paid in the fourth quarter of 2025.

23 — Subsequent Events

Management has evaluated subsequent events through November 4, 2025, which is the date these Condensed Consolidated Financial Statements were issued, and no material subsequent events were identified that are required to be reported.

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

Recent Developments

Markel Proposed Fronting Arrangement

On July 24, 2025, we announced our entry into a non-binding letter of intent with respect to a proposed fronting arrangement (the "Proposed Fronting Arrangement") with Markel Group Inc. (together with its subsidiaries, "Markel"). The Proposed Fronting Arrangement is expected to be signed in the fourth quarter of 2025 and become effective on January 1, 2026. Markel is the ultimate parent company of Essentia Insurance Company ("Essentia"), which serves as the dedicated carrier for the specialty collector vehicle insurance policies sold by our U.S. MGA subsidiaries.

Under the Proposed Fronting Arrangement: (i) we would continue to issue policies through Essentia, but our underwriting authority (including pricing decisions, rate filing, insurance rating, and risk selections) and claims authority would be expanded to the maximum levels permitted by applicable law; (ii) we would increase our administrative responsibilities for the policies issued through Essentia; (iii) Hagerty Re would control 100% of the premium and assume 100% of the risk for policies written through Essentia; and (iv) Hagerty Re would initially pay a 2% fronting fee to Markel for administrative support, which would incrementally decrease based on the volume of policies issued by Essentia in each calendar year. We expect these changes to result in increased profitability and additional control allowing for enhanced operational efficiencies.

The Proposed Fronting Arrangement remains subject to the negotiation and execution of definitive documentation and the receipt of all required regulatory approvals, and there can be no assurance that the Proposed Fronting Arrangement will be completed on the terms described herein or at all.

Enthusiast+ Product

Through our wholly owned insurance carrier subsidiary, Drivers Edge Insurance Company ("Drivers Edge"), we recently launched Enthusiast+, a new insurance product tailored for modern enthusiast vehicles that are typically driven more frequently and stored more flexibly than traditional collector cars. This product is designed to broaden our addressable market by offering coverage to a wider range of vehicles and customer profiles.

Enthusiast+ policies are expected to command higher premiums and, given the distinct risk characteristics of the targeted vehicles and customer segments, are anticipated to have higher loss ratios relative to our traditional insurance offerings. The product features differentiated pricing and advanced coverage options, representing a strategic evolution in our risk profile and business model. We expect that Enthusiast+ policies will generate attractive returns for us, widen our funnel of insurable vehicles and aid in our growth.

The initial launch of Enthusiast+ took place in Colorado in the third quarter of 2025. We plan to implement a phased, nationwide rollout over the next four years. We believe that Enthusiast+ will enable us to better meet the needs of modern vehicle enthusiasts and contribute to the long-term growth and diversification of our insurance portfolio.

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

Financial Highlights

For the three months ended September 30, 2025, we reported Net income of $46.2 million, representing a $27.2 million, or 142.9%, increase compared to the prior year, and Adjusted EBITDA of $49.7 million, representing a $25.5 million, or 105.7%, increase compared to the prior year. These improvements are primarily attributable to 16.1% growth in Written Premium, which drove an 18.0% increase in Commission and fee revenue and a 12.9% increase in Earned premium, net. The comparison to the prior year is also favorably impacted by a lower level of losses and loss adjustment expenses as prior year results included $24.7 million of estimated pre-tax losses related to Hurricane Helene. In addition, current year results reflect significantly higher levels of Broad Arrow inventory sales and private sale commissions.

For the nine months ended September 30, 2025, we reported Net income of $120.7 million, representing a $50.8 million, or 72.7%, increase compared to the prior year, and Adjusted EBITDA of $153.1 million, representing a $48.5 million, or 46.3%, increase compared to the prior year. These improvements are primarily attributable to 13.0% growth in Written Premium, which drove a 14.0% increase in Commission and fee revenue and a 12.5% increase in Earned premium, net. The comparison to the prior year is also favorably impacted by a lower level of losses and loss adjustment expenses as prior year results included $24.7 million of estimated pre-tax losses related to Hurricane Helene. In addition, current year results reflect significantly higher levels of Broad Arrow inventory sales and private sale commissions, as well as the results from Broad Arrow's inaugural auction at Concorso d’Eleganza Villa d’Este.

Adjusted EBITDA is a non-GAAP financial measure. Please see the section titled "Non-GAAP Financial Measures" below for a description of non-GAAP financial measures and a reconciliation to the most comparable GAAP measure.

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

	Three months ended September 30,
	2025	2024	Change

Operational Metrics	dollars in thousands (except per share amounts)
Total Written Premium (1)	$334,048	$287,609	$46,439	16.1%
Hagerty Re Loss Ratio (2)	42.0%	60.0%	(18.0)%	N/M
Hagerty Re Combined Ratio (3)	89.6%	107.7%	(18.1)%	N/M
New Business Count — Insurance (4)	114,513	77,418	37,095	47.9%

GAAP Financial Measures
Total Revenue	$379,994	$323,374	$56,620	17.5%
Operating Income	$34,317	$10,089	$24,228	240.1%
Net Income	$46,171	$19,007	$27,164	142.9%
Basic Earnings Per Share	$0.18	$0.03	$0.15	N/M
Diluted Earnings Per Share	$0.11	$0.03	$0.08	N/M

Non-GAAP Financial Measures
Adjusted EBITDA (5)	$49,714	$24,165	$25,549	105.7%
Adjusted Earnings Per Share (5)	$0.13	$0.05	$0.08	160.0%

N/M = Not meaningful

	Nine months ended September 30,
	2025	2024	Change

Operational Metrics	dollars in thousands (except per share amounts)
Total Written Premium (1)	$934,360	$827,068	$107,292	13.0%
Hagerty Re Loss Ratio (2)	42.1%	47.7%	(5.6)%	N/M
Hagerty Re Combined Ratio (3)	89.3%	95.1%	(5.8)%	N/M
New Business Count — Insurance (4)	257,694	225,753	31,941	14.1%

GAAP Financial Measures
Total Revenue	$1,068,286	$908,307	$159,979	17.6%
Operating Income	$107,744	$60,380	$47,364	78.4%
Net Income	$120,666	$69,863	$50,803	72.7%
Basic Earnings Per Share	$0.35	$0.09	$0.26	N/M
Diluted Earnings Per Share	$0.29	$0.09	$0.20	N/M

Non-GAAP Financial Measures
Adjusted EBITDA (5)	$153,066	$104,605	$48,461	46.3%
Adjusted Earnings Per Share (5)	$0.34	$0.22	$0.12	54.5%

N/M = Not meaningful

	September 30,	December 31,
	2025	2024	Change

Operational Metrics
Policies in Force (6)	1,617,231	1,506,451	110,780	7.4%
Policies in Force Retention (7)	88.6%	89.0%	(0.4)%	N/M
Vehicles in Force (8)	2,739,037	2,576,700	162,337	6.3%
HDC Paid Member Count (9)	920,725	875,822	44,903	5.1%
Net Promoter Score (10)	82	82	—	—%

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
(3)    Hagerty Re Combined Ratio is the ratio of (i) Hagerty Re's losses, loss adjustment expenses, and underwriting expenses to (ii) its earned premium. Hagerty Re's underwriting expenses primarily include ceding commissions and, to a lesser extent, certain administrative expenses. Hagerty Re Combined Ratio provides a benchmark to evaluate underwriting profitability. A combined ratio under 100% indicates underwriting income while a combined ratio exceeding 100% indicates an underwriting loss.
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

Earned premium, net

Earned premium, net represents the earned portion of written premiums that Hagerty Re has assumed under quota share reinsurance agreements with our insurance carrier partners, net of premiums ceded to various reinsurers and the cost of catastrophe reinsurance coverage. Premiums assumed and ceded are recognized on a pro-rata basis over the term of the reinsured policies, which is generally 12 months. The cost of catastrophe reinsurance coverage is recognized over the contract period in proportion to the related earned premium.

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

Our marketplace business earns fee-based revenue primarily from the sale of collector cars and enthusiast vehicles through live auctions, time-based digital auctions, and brokered private sales. Through our marketplace business, we also earn revenue from the sale of collector cars and enthusiast vehicles that we have opportunistically acquired for resale. In addition, we earn finance revenue from loans made to qualified collectors and businesses secured by their collector cars.

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

Operating Expenses

Salaries and benefits

Salaries and benefits consist primarily of costs related to employee compensation, payroll taxes, employee benefits, and employee development costs. Employee compensation includes wages, as well as various forms of incentive compensation, including share-based compensation. Employee benefits primarily include the cost of our retirement, medical, dental, wellness, and severance plans. Costs related to employee education, training, and recruiting are considered employee development costs. Salaries and benefits are expensed as incurred except for costs that are required to be capitalized, which are amortized over the useful life of the asset created, such as internally developed software and software-as-a-service ("SaaS") implementation costs. Salaries and benefits are expected to increase in dollar amount over time as the business continues to grow but will likely decrease as a percent of revenue.

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

We record an estimate of quarterly losses and loss adjustment expenses in the Condensed Consolidated Statements of Operations using an annual loss ratio, which is based on statistical analysis performed by our internal and external actuarial teams and considers several factors, including projected levels of catastrophe events. Management believes this approach provides a more consistent view of loss experience over the year given the seasonality of Hagerty Re's business. The annual loss ratio is reviewed throughout the year and adjusted, as necessary.

Sales expense

Sales expense includes costs related to the sale and servicing of insurance policies, as well as costs related to our membership and marketplace offerings, such as broker expense, cost of sales, promotion expense, and travel and entertainment expenses. Broker expense is the compensation paid to our agent partners and national broker partners when an insurance policy is written by our MGA subsidiaries through a broker relationship. Broker expense generally trends with written premium growth. Cost of sales includes payment processing fees, emergency roadside service costs, postage and other variable costs associated with the sale and servicing of a policy. Cost of sales also includes the cost of acquired vehicles sold through our marketplace business, and sales commissions related to our marketplace business, as well as interest expense and borrowing costs associated with the Broad Arrow Capital LLC ("BAC") credit facility ("BAC Credit Facility"). Promotion expense includes various costs related to branding, events, advertising, marketing, and customer acquisition. Sales expenses, in general, are expensed as incurred and will trend with revenue growth.

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

Interest and other income (expense), net

Interest and other income (expense), net primarily includes interest income related to cash balances and fixed maturity securities, realized gains or losses from the sale of fixed maturity securities, and realized and unrealized gains and losses related to equity securities. Additionally, Interest and other income (expense), net includes interest expense related to outstanding borrowings, primarily related to our current and prior revolving credit facilities with JPMorgan Chase Bank, N.A. ("JPM"), as well as the State Farm Term Loan (as defined in Note 15 — Debt in Item 1 of Part I of this Quarterly Report). Lastly, Interest and other income (expense), net also includes expense related to changes in the value of the liability related to our Tax Receivable Agreement ("TRA") (the "TRA Liability") with Hagerty Holding Corp. ("HHC") and Markel (together the "Legacy Unit Holders"). Refer to Note 20 — Taxation in Item 1 of Part I of this Quarterly Report for additional information related to the TRA.

Income tax (expense) benefit

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

Results of Operations

Three Months Ended September 30, 2025 compared to the Three Months Ended September 30, 2024

The following table summarizes our results of operations for the three months ended September 30, 2025 and 2024, and the dollar and percentage changes between the two periods:

	Three months ended September 30,
	2025	2024	$ Change	% Change

REVENUE:	in thousands (except percentages)
Commission and fee revenue	$137,103	$116,161	$20,942	18.0%
Earned premium, net	187,039	165,686	21,353	12.9%
Membership, marketplace and other revenue	55,852	41,527	14,325	34.5%
Total revenue	379,994	323,374	56,620	17.5%
OPERATING EXPENSES:
Salaries and benefits	68,110	47,192	20,918	44.3%
Ceding commissions, net	87,411	77,501	9,910	12.8%
Losses and loss adjustment expenses	78,626	99,430	(20,804)	(20.9)%
Sales expense	77,672	59,141	18,531	31.3%
General and administrative expenses	24,445	20,837	3,608	17.3%
Depreciation and amortization	9,413	9,184	229	2.5%
Total operating expenses	345,677	313,285	32,392	10.3%
OPERATING INCOME	34,317	10,089	24,228	240.1%
Loss related to warrant liabilities, net	—	(463)	463	N/M
Interest and other income (expense), net	(20,980)	8,359	(29,339)	N/M
INCOME BEFORE TAXES	13,337	17,985	(4,648)	(25.8)%
Income tax benefit	32,834	1,022	31,812	N/M
NET INCOME	$46,171	$19,007	$27,164	142.9%

N/M = Not meaningful

Revenue

Commission and fee revenue

Commission and fee revenue was $137.1 million for the three months ended September 30, 2025, an increase of $20.9 million, or 18.0%, compared to 2024. This increase was driven by both policy renewals and new policies, which contributed $15.3 million and $5.6 million, respectively, to the year-over-year improvement.

The increase in revenue from policy renewals was primarily driven by a 14.6% increase in underlying policy premiums, as well as continued strong policy retention. The increase in renewal policy premiums is the result of rate increases in several states due to inflation and higher vehicle repair costs, both of which drive higher premiums and, in turn, higher commission revenue. The increase in revenue from new policies was driven by a 47.9% increase in new policies written when compared to the prior year period, principally resulting from business generated by our master alliance agreement with State Farm Mutual Automobile Insurance Company ("State Farm"). Refer to Note 21 — Related-Party Transactions in Item 1 of Part I of this Quarterly Report for additional information with respect to our master alliance agreement with State Farm.

Commission and fee revenue from agent sources increased $12.3 million, or 19.3%, and Commission and fee revenue from direct sources increased $8.6 million, or 16.5%, during the three months ended September 30, 2025. Commission rates vary based on geography, but do not differ by distribution channel (i.e., whether they are direct-sourced or agent-sourced).

Earned premium, net

Earned premium, net was $187.0 million for the three months ended September 30, 2025, an increase of $21.4 million, or 12.9%, compared to 2024. This increase was primarily due to continued growth of subject premiums written through our MGA subsidiaries, which increased $33.3 million, or 12.9%, compared to the three months ended September 30, 2024.

The following tables present the amount of premiums assumed and earned, as well as the related quota share percentages for the three months ended September 30, 2025 and 2024:

	Three months ended September 30, 2025
	U.S.	Canada	U.K. (1)	Total

	in thousands (except percentages)
Subject premium (2)	$271,043	$19,532	$—	$290,575
Quota share percentage	81.0%	50.0%	80.0%	78.8%
Assumed premium	219,116	9,766	—	228,882
Reinsurance premiums ceded				(10,999)
Net assumed premium				217,883
Change in unearned premiums				(29,202)
Change in deferred reinsurance premiums				(1,642)
Earned premium, net				$187,039

(1)    Effective January 1, 2024, we are no longer reinsuring classic auto risks produced by our United Kingdom ("U.K.") MGA affiliate, and the book is in run-off.
(2)    Represents the portion of total written premium written by our MGA subsidiaries that is subject to reinsurance agreements with our insurance carrier partners.

	Three months ended September 30, 2024
	U.S.	Canada	U.K. (1)	Total

	in thousands (except percentages)
Subject premium (2)	$239,301	$17,967	$(4)	$257,264
Quota share percentage	81.0%	35.0%	80.0%	77.6%
Assumed premium	193,437	6,288	(4)	199,721
Reinsurance premiums ceded				(9,906)
Net assumed premium				189,815
Change in unearned premiums				(23,109)
Change in deferred reinsurance premiums				(1,020)
Earned premium, net				$165,686

(1)    Effective January 1, 2024, we are no longer reinsuring classic auto risks produced by our U.K. MGA affiliate, and the book is in run-off.
(2)    Represents the portion of total written premium written by our MGA subsidiaries that is subject to reinsurance agreements with our insurance carrier partners.

Membership, marketplace and other revenue

Membership, marketplace and other revenue was $55.9 million for the three months ended September 30, 2025, an increase of $14.3 million, or 34.5%, compared to 2024.

Membership fee revenue was $16.0 million for the three months ended September 30, 2025, an increase of $1.2 million, or 7.9%, compared to 2024, which was primarily attributable to a $1.0 million, or 7.6%, increase in revenue attributable to new insurance policies issued with a bundled HDC membership. For the three months ended September 30, 2025 and 2024, membership fees were 28.6% and 35.6%, respectively, of the Membership, marketplace and other revenue total.

Marketplace revenue was $34.2 million for the three months ended September 30, 2025, an increase of $12.6 million, or 58.5%, compared to 2024. This improvement was principally due to significantly higher levels of inventory sales and private sale commissions. For the three months ended September 30, 2025 and 2024, Marketplace revenue was 61.2% and 51.9%, respectively, of the Membership, marketplace and other revenue total.

Other revenue, which includes sponsorship, admission, advertising, valuation, and sublease revenue, totaled $5.7 million for the three months ended September 30, 2025, an increase of $0.6 million, or 10.7%, compared to 2024. This increase was primarily attributable to higher admission and sponsorship revenue related to our Motorlux event at Monterey Car Week, as well as higher advertising revenue. For the three months ended September 30, 2025 and 2024, other revenue was 10.2% and 12.4%, respectively, of the Membership, marketplace and other revenue total.

Costs and Expenses

Salaries and benefits

Salaries and benefits were $68.1 million for the three months ended September 30, 2025, an increase of $20.9 million, or 44.3%, compared to 2024. This increase was primarily driven by higher accrued incentive compensation, reflecting stronger performance compared to the prior year, when losses related to Hurricane Helene significantly reduced accrued incentive compensation. To a lesser extent, Salaries and benefits increased as a result of increased headcount and merit increases year-over-year.

Ceding commissions, net

Ceding commissions, net was $87.4 million for the three months ended September 30, 2025, an increase of $9.9 million, or 12.8%, compared to 2024. This increase is primarily attributable to the 12.9% increase in Earned premium, net discussed above.

The following table summarizes the components of Ceding commissions, net for the three months ended September 30, 2025 and 2024:

	Three months ended September 30,
	2025	2024

Ceding commission:	in thousands (except percentages)
Ceding commission – reinsurance assumed	$92,634	$81,660
Ceding commission – reinsurance ceded	(5,223)	(4,159)
Ceding commissions, net	$87,411	$77,501
Percentage of earned premium	46.7%	46.8%

Losses and loss adjustment expenses

Losses and loss adjustment expenses were $78.6 million for the three months ended September 30, 2025, a decrease of $20.8 million, or 20.9%, compared to 2024. This decrease was primarily driven by $24.7 million of estimated pre-tax losses incurred in 2024 related to Hurricane Helene, for which there were no comparable losses in the current year period. This factor was partially offset by increased losses due to the 12.9% increase in Earned premium, net discussed above.

For the three months ended September 30, 2025, our loss ratio was 42.0%, including the impact of catastrophe losses. For the three months ended September 30, 2024, our loss ratio was 60.0%, including the impact of catastrophe losses, primarily Hurricane Helene, which resulted in $24.7 million of estimated pre-tax losses.

Sales expense

Sales expense was $77.7 million for the three months ended September 30, 2025, an increase of $18.5 million, or 31.3%, compared to 2024. This increase was due, in part, to a $14.7 million increase in cost of sales, predominantly as a result of a higher level of marketplace inventory sales, as well as a $1.8 million increase in sales commissions, consistent with revenue growth within the marketplace business. In addition, broker expense increased $2.3 million, consistent with the written premium growth within the agent insurance distribution channel.

General and administrative expenses

General and administrative expenses were $24.4 million for the three months ended September 30, 2025, an increase of $3.6 million, or 17.3%, compared to 2024. This increase was primarily attributable to a $2.8 million increase in professional fees, driven by transaction costs associated with an exchange of THG units for Class A Common Stock (the "THG Unit Exchange") and related secondary offering consummated in the third quarter of 2025, as well as professional fees related to the Proposed Fronting Arrangement and Broad Arrow's global expansion. Lastly, costs related to software-related costs increased $1.4 million, primarily driven by costs related to our new insurance policy management system. Refer to Note 17 — Stockholders' Equity in Item 1 of Part I of this Quarterly Report for additional information related to the THG Unit Exchange and related secondary offering.

Depreciation and amortization

Depreciation and amortization expense was $9.4 million for the three months ended September 30, 2025, an increase of $0.2 million, or 2.5%, compared to 2024. This increase was primarily attributable to amortization of SaaS implementation costs related to our new insurance policy management system. This increase was offset by a smaller base of in-service fixed assets and finite-lived intangible assets as of September 30, 2025.

Other Items

Loss related to warrant liabilities, net

During the three months ended September 30, 2024, Loss related to warrant liabilities, net was $0.5 million. The $0.5 million loss in the prior year period consists of a $2.0 million loss related to the Warrant Exchange, partially offset by a $1.5 million gain resulting from the change in fair value of our then outstanding warrant liabilities. There were no warrants outstanding during the three months ended September 30, 2025 due to the Warrant Exchange transaction that was completed in July 2024. Refer to Note 6 — Fair Value Measurements in Item 1 of Part I of this Quarterly Report for additional information with respect to our warrants.

Interest and other income (expense), net

The following table presents the components of Interest and other income (expense), net for the three months ended September 30, 2025 and 2024:

	Three months ended September 30,
	2025	2024	$ Change	% Change

	in thousands (except percentages)
Interest income	$10,259	$9,641	$618	6.4%
Interest expense	(2,018)	(1,447)	(571)	39.5%
Net investment gains	1,271	1,274	(3)	(0.2)%
Expense related to TRA Liability	(29,197)	(1,322)	(27,875)	N/M
Other income (expense), net	(1,295)	213	(1,508)	N/M
Interest and other income (expense), net	$(20,980)	$8,359	$(29,339)	N/M

N/M = Not meaningful

Interest and other income (expense), net decreased $29.3 million during the three months ended September 30, 2025, compared to 2024, primarily due to expense related to the TRA Liability. In the third quarter of 2025, we determined it was appropriate to release a portion of the valuation allowance previously recorded against our federal and state deferred tax assets. In connection with this release, we remeasured our TRA Liability, resulting in an expense of $29.2 million, recorded within Interest and other income (expense), net, representing 85% of the expected tax benefit to be paid to the Legacy Unit Holders. Refer to Note 20 — Taxation in Item 1 of Part I of this Quarterly Report for additional information.

Income tax (expense) benefit

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

We have historically maintained a full valuation allowance on our deferred tax assets related to the difference between the outside tax basis and book basis of our investment in the assets of THG. The realization of deferred tax assets is dependent upon the generation of future taxable income sufficient to utilize these deferred tax assets. As of each reporting date, we consider new evidence, both positive and negative, that could affect our view of the future realization of our deferred tax assets. As of December 31, 2024, we concluded that it was more likely than not that certain deferred tax assets, including the deferred tax asset for the investment in the assets of THG, would not be realized because we were in a three-year cumulative loss position and the generation of sufficient future taxable income to utilize these deferred tax assets was uncertain.

As of September 30, 2025, our continued assessment of the realizability of our deferred tax assets concluded that sufficient sources of future taxable income will be generated to realize a portion of the deferred tax assets related to the outside basis in our investment in THG and other tax attributes of the Hagerty, Inc. filing entity. In assessing the realizability of these deferred tax assets, we considered all sources of positive and negative evidence, including (i) that we had achieved cumulative three-year profitability during the quarter; (ii) that our forecasts indicated continued profitability; and (iii) other positive business factors. Based on this evaluation, we determined it was appropriate to release a portion of the valuation allowance previously recorded against our federal and state deferred tax assets. As a result, $38.1 million of the valuation allowance was released during the third quarter of 2025 and a corresponding income tax benefit was recognized within "Income tax (expense) benefit" on the Condensed Consolidated Statements of Operations.

For the three months ended September 30, 2025, we recorded an income tax benefit of $32.8 million, representing an increase of $31.8 million compared to 2024. This increase was primarily a result of the release of the valuation allowance discussed above.

Refer to Note 20 — Taxation in Item 1 of Part I of this Quarterly Report for additional information with respect to items affecting our effective tax rate.

Nine Months Ended September 30, 2025 compared to the Nine Months Ended September 30, 2024

The following table summarizes our results of operations for the nine months ended September 30, 2025 and 2024, and the dollar and percentage change between the two periods:

	Nine months ended September 30,
	2025	2024	$ Change	% Change

REVENUE:	in thousands (except percentages)
Commission and fee revenue	$380,677	$333,817	$46,860	14.0%
Earned premium, net	534,179	474,917	59,262	12.5%
Membership, marketplace and other revenue	153,430	99,573	53,857	54.1%
Total revenue	1,068,286	908,307	159,979	17.6%
OPERATING EXPENSES:
Salaries and benefits	191,275	161,001	30,274	18.8%
Ceding commissions, net	247,682	221,877	25,805	11.6%
Losses and loss adjustment expenses	224,969	226,515	(1,546)	(0.7)%
Sales expense	199,678	146,791	52,887	36.0%
General and administrative expenses	69,204	62,072	7,132	11.5%
Depreciation and amortization	27,734	29,758	(2,024)	(6.8)%
Gain related to divestiture	—	(87)	87	N/M
Total operating expenses	960,542	847,927	112,615	13.3%
OPERATING INCOME	107,744	60,380	47,364	78.4%
Loss related to warrant liabilities, net	—	(8,544)	8,544	N/M
Interest and other income (expense), net	(8,262)	27,945	(36,207)	(129.6)%
INCOME BEFORE TAXES	99,482	79,781	19,701	24.7%
Income tax (expense) benefit	21,184	(9,918)	31,102	N/M
NET INCOME	$120,666	$69,863	$50,803	72.7%

N/M = Not meaningful

Revenue

Commission and fee revenue

Commission and fee revenue was $380.7 million for the nine months ended September 30, 2025, an increase of $46.9 million, or 14.0%, compared to 2024. This increase was driven by policy renewals, which contributed $41.7 million to the year-over-year improvement, and to a lesser extent, new policies, which resulted in a $5.1 million increase in revenue.

The increase in revenue from policy renewals was primarily driven by a 15.0% increase in underlying policy premiums, as well as continued strong policy retention. The increase in renewal policy premiums is the result of rate increases in several states due to inflation and higher vehicle repair costs, both of which contribute to higher premiums and, in turn, higher commission revenue. The increase in revenue from new policies was primarily driven by a 14.1% increase in new policies written when compared to the prior year period, principally resulting from business generated by our master alliance agreement with State Farm. Refer to Note 21 — Related-Party Transactions in Item 1 of Part I of this Quarterly Report for additional information with respect to our master alliance agreement with State Farm.

Commission and fee revenue from agent sources increased $26.2 million, or 14.3%, and Commission and fee revenue from direct sources increased $20.7 million, or 13.7%, during the nine months ended September 30, 2025. Commission rates vary based on geography, but do not differ by distribution channel (i.e., whether they are direct-sourced or agent-sourced).

Earned premium, net

Earned premium, net was $534.2 million for the nine months ended September 30, 2025, an increase of $59.3 million, or 12.5%, compared to 2024. This increase was primarily due to continued growth of subject premiums written through our MGA subsidiaries, which increased $88.3 million, or 12.0%, compared to the nine months ended September 30, 2024.

The following tables present premiums assumed and earned by the Company, as well as the related quota share percentages for the nine months ended September 30, 2025 and 2024:

	Nine months ended September 30, 2025
	U.S.	Canada	U.K. (1)	Total

	in thousands (except percentages)
Subject premium (2)	$773,099	$54,058	$(37)	$827,120
Quota share percentage	81.0%	50.0%	80.0%	78.9%
Assumed premium	625,205	27,029	(29)	652,205
Reinsurance premiums ceded				(42,068)
Net assumed premium				610,137
Change in unearned premiums				(81,616)
Change in deferred reinsurance premiums				5,658
Earned premium, net				$534,179

(1)    Effective January 1, 2024, we are no longer reinsuring classic auto risks produced by our U.K. MGA affiliate, and the book is in run-off.
(2)    Represents the portion of total written premium written by our MGA subsidiaries that is subject to reinsurance agreements with our insurance carrier partners.

	Nine months ended September 30, 2024
	U.S.	Canada	U.K. (1)	Total

	in thousands (except percentages)
Subject premium (2)	$689,745	$49,192	$(156)	$738,781
Quota share percentage	81.0%	35.0%	80.0%	77.8%
Assumed premium	557,650	17,217	(125)	574,742
Reinsurance premiums ceded				(42,875)
Net assumed premium				531,867
Change in unearned premiums				(68,344)
Change in deferred reinsurance premiums				11,394
Earned premium, net				$474,917

(1)    Effective January 1, 2024, we are no longer reinsuring classic auto risks produced by our U.K. MGA affiliate, and the book is in run-off.
(2)    Represents the portion of total written premium written by our MGA subsidiaries that is subject to reinsurance agreements with our insurance carrier partners.

Membership, marketplace and other revenue

Membership, marketplace and other revenue was $153.4 million for the nine months ended September 30, 2025, an increase of $53.9 million, or 54.1%, compared to 2024.

Membership fee revenue was $47.0 million for the nine months ended September 30, 2025, an increase of $4.6 million, or 10.8%, compared to 2024, which was primarily due to a $4.2 million, or 10.7%, increase in revenue attributable to new insurance policies issued with a bundled HDC membership. For the nine months ended September 30, 2025 and 2024, membership fees were 30.6% and 42.6%, respectively, of total Membership, marketplace and other revenue.

Marketplace revenue was $89.9 million for the nine months ended September 30, 2025, an increase of $51.6 million compared to 2024. This improvement was principally due to significantly higher levels of inventory sales, including cars acquired from The Academy of Art University Collection and sold at auction in February 2025, as well as increased private sale commissions. To a lesser extent, the increase in Marketplace revenue was attributable to revenues earned from Broad Arrow's inaugural auction at Concorso d’Eleganza Villa d’Este, which was held in May 2025. For the nine months ended September 30, 2025 and 2024, Marketplace revenue was 58.6% and 38.5%, respectively, of total Membership, marketplace and other revenue.

Other revenue, which primarily includes sponsorship, admission, advertising, valuation, and sublease revenue, was $16.5 million for the nine months ended September 30, 2025, a decrease of $2.3 million, or 12.3%, compared to 2024. This decrease was primarily attributable to the loss of registration fee revenue attributable to MSR, which was sold in June 2024. For the nine months ended September 30, 2025 and 2024, other revenue was 10.8% and 18.9%, respectively, of total Membership, marketplace and other revenue. Refer to Note 11 — Divestiture in Item 1 of Part I of this Quarterly Report for additional information related to the sale of MSR.

Costs and Expenses

Salaries and benefits

Salaries and benefits were $191.3 million for the nine months ended September 30, 2025, an increase of $30.3 million, or 18.8%, compared to 2024. This increase was primarily driven by higher accrued incentive compensation, reflecting stronger performance compared to the prior year, when losses related to Hurricane Helene significantly reduced accrued incentive compensation. To a lesser extent, Salaries and benefits increased as a result of increased headcount and merit increases year-over-year.

Ceding commissions, net

Ceding commissions, net was $247.7 million for the nine months ended September 30, 2025, an increase of $25.8 million, or 11.6%, compared to 2024. This increase is primarily attributable to the 12.5% increase in Earned premium, net discussed above.

The following table summarizes the components of Ceding commissions, net for the nine months ended September 30, 2025 and 2024:

	Nine months ended September 30,
	2025	2024

Ceding commission:	in thousands (except percentages)
Ceding commission – reinsurance assumed	$262,622	$233,840
Ceding commission – reinsurance ceded	(14,940)	(11,963)
Ceding commissions, net	$247,682	$221,877
Percentage of earned premium	46.4%	46.7%

Losses and loss adjustment expenses

Losses and loss adjustment expenses were $225.0 million for the nine months ended September 30, 2025, a decrease of $1.5 million, or 0.7%, compared to 2024. This decrease was primarily driven by $24.7 million of estimated pre-tax losses incurred in 2024 related to Hurricane Helene, for which there were no comparable losses in the current year period. This factor was almost entirely offset by increased losses due to the 12.5% increase in Earned premium, net discussed above.

For the nine months ended September 30, 2025, our loss ratio was 42.1%, including the impact of $10.3 million of pre-tax catastrophe losses resulting from the Southern California wildfires in January 2025. For the nine months ended September 30, 2024, our loss ratio was 47.7%, including the impact of catastrophe losses, primarily Hurricane Helene, which resulted in $24.7 million of estimated pre-tax losses.

Sales expense

Sales expense was $199.7 million for the nine months ended September 30, 2025, an increase of $52.9 million, or 36.0%, compared to 2024. This increase was due, in part, to a $42.2 million increase in cost of sales, predominantly as a result of a higher level of marketplace inventory sales, as well as a $6.1 million increase in sales commissions, consistent with revenue growth within the marketplace business. In addition, broker expense increased $6.1 million, consistent with the written premium growth within the agent insurance distribution channel.

General and administrative expenses

General and administrative expenses were $69.2 million for the nine months ended September 30, 2025, an increase of $7.1 million, or 11.5%, compared to 2024. This increase was primarily due to a $3.5 million increase in software-related costs, largely driven by costs related to our new insurance policy management system, and to a lesser extent, a $1.8 million increase in professional fees. The increase in professional fees is primarily driven by transaction costs associated with the THG Unit Exchange and related secondary offering that was consummated in the third quarter of 2025, as well as professional fees related to the Proposed Fronting Arrangement and Broad Arrow's global expansion. Refer to Note 17 — Stockholders' Equity in Item 1 of Part I of this Quarterly Report for additional information related to the THG Unit Exchange and related secondary offering.

Depreciation and amortization

Depreciation and amortization expense was $27.7 million for the nine months ended September 30, 2025, a decrease of $2.0 million, or 6.8%, compared to 2024. This decrease was primarily driven by a smaller base of in-service fixed assets and finite-lived intangible assets as of September 30, 2025, when compared to the same period in 2024.

Loss related to warrant liabilities, net

During the nine months ended September 30, 2024, Loss related to warrant liabilities, net was $8.5 million. The $8.5 million loss in the prior year period consists of a $2.0 million loss related to the Warrant Exchange and a $6.5 million loss related to the change in fair value of our then outstanding warrant liabilities. There were no warrants outstanding during the nine months ended September 30, 2025 due to the Warrant Exchange transaction that was completed in July 2024. Refer to Note 6 — Fair Value Measurements in Item 1 of Part I of this Quarterly Report for additional information with respect to our warrants.

Interest and other income (expense), net

The following table summarizes the components of Interest and other income (expense), net for the nine months ended September 30, 2025 and 2024:

	Nine months ended September 30,
	2025	2024	$ Change	% Change

	in thousands (except percentages)
Interest income	$28,911	$30,075	$(1,164)	(3.9)%
Interest expense	(5,925)	(4,289)	(1,636)	38.1%
Net investment gains	2,150	1,783	367	20.6%
Expense related to TRA Liability	(32,275)	(1,322)	(30,953)	N/M
Other income (expense), net	(1,123)	1,698	(2,821)	(166.1)%
Interest and other income (expense), net	$(8,262)	$27,945	$(36,207)	(129.6)%

N/M = Not meaningful

Interest and other income (expense), net decreased $36.2 million during the nine months ended September 30, 2025, compared to 2024, primarily due to expense related to the TRA Liability, as discussed below. To a lesser extent, the decrease was also due to a $2.3 million non-recurring gain on the sale of an interest rate swap in the second quarter of 2024, lower yields on fixed income securities, and an increase in Interest expense, primarily due to higher net borrowings under the 2025 JPM Credit Facility.

In the third quarter of 2025, we determined it was appropriate to release a portion of the valuation allowance previously recorded against our federal and state deferred tax assets. In connection with this release, we remeasured our TRA Liability, resulting in an expense of $29.2 million, recorded within "Interest and other income (expense), net" on the Condensed Consolidated Statements of Operations, representing 85% of the expected tax benefit to be paid to the Legacy Unit Holders. Refer to Note 20 — Taxation in Item 1 of Part I of this Quarterly Report for additional information.

Income tax (expense) benefit

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

We have historically maintained a full valuation allowance on our deferred tax assets related to the difference between the outside tax basis and book basis of our investment in the assets of THG. The realization of deferred tax assets is dependent upon the generation of future taxable income sufficient to utilize these deferred tax assets. As of each reporting date, we consider new evidence, both positive and negative, that could affect our view of the future realization of our deferred tax assets. As of December 31, 2024, we concluded that it was more likely than not that certain deferred tax assets, including the deferred tax asset for the investment in the assets of THG, would not be realized because we were in a three-year cumulative loss position and the generation of sufficient future taxable income to utilize these deferred tax assets was uncertain.

As of September 30, 2025, our continued assessment of the realizability of our deferred tax assets concluded that sufficient sources of future taxable income will be generated to realize a portion of the deferred tax assets related to the outside basis in our investment in THG and other tax attributes of the Hagerty, Inc. filing entity. In assessing the realizability of these deferred tax assets, we considered all sources of positive and negative evidence, including (i) that we achieved cumulative three-year profitability during the quarter; (ii) that our forecasts indicated continued profitability; and (iii) other positive business factors. Based on this evaluation, we determined it was appropriate to release a portion of the valuation allowance previously recorded against our federal and state deferred tax assets. As a result, $38.1 million of the valuation allowance was released during the third quarter of 2025 and a corresponding income tax benefit was recognized within "Income tax (expense) benefit" on the Condensed Consolidated Statements of Operations.

For the nine months ended September 30, 2025, income tax benefit was $21.2 million, representing an increase of $31.1 million compared to 2024. This increase was primarily a result of the release of the valuation allowance discussed above.

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

As of September 30, 2025, we believe that our sources of liquidity will be sufficient to provide an adequate level of capital to support our anticipated short and long-term commitments, operating needs, and capital requirements.

Financing Arrangements

2025 JPM Credit Facility

In March 2025, THG entered into a credit agreement with JPM, as administrative agent, issuing bank and swingline lender, the foreign subsidiary borrowers thereto, and the other financial institutions party thereto as lenders (the "2025 JPM Credit Agreement").

The 2025 JPM Credit Agreement provides for a senior unsecured revolving credit facility (the "2025 JPM Credit Facility") with an aggregate borrowing capacity of $375.0 million. The 2025 JPM Credit Agreement matures in March 2030, but may be extended if agreed to by THG and the lenders party thereto. Any unpaid balance on the 2025 JPM Credit Facility is due at maturity. As of September 30, 2025, total outstanding borrowings under the 2025 JPM Credit Facility were $77.5 million.

The 2025 JPM Credit Agreement requires us to, among other things, meet certain financial covenants, including a minimum fixed charge coverage ratio test and a maximum leverage ratio test. As of September 30, 2025, we were in compliance with these financial covenants.

BAC Credit Facility

BAC and its wholly owned subsidiary BAC Funding 2023-1, LLC, as borrower, have a revolving credit agreement (the "BAC Credit Agreement") that provides for a revolving credit facility (the "BAC Credit Facility") with an aggregate commitment of $75.0 million. The BAC Credit Facility's borrowing base is determined by the carrying value of certain BAC notes receivable, which is then limited by the amount of the aggregate commitment. As of September 30, 2025, the applicable borrowing base for the BAC Credit Agreement was $79.2 million, and the outstanding borrowings were $75.0 million.

The revolving borrowing period of the BAC Credit Facility expires in December 2025, followed by an amortization period until it ultimately matures in December 2026. The borrowing period and the maturity date of the BAC Credit Facility may be extended by one year if requested by BAC and agreed by the administrative agent. BAC is not a borrower or guarantor of the BAC Credit Facility.

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

BAC and BAC Funding 2023-1, LLC are required, among other things, to meet certain financial covenants including that BAC, as the servicer, maintain a minimum tangible net worth, minimum liquidity balances, and an indebtedness to tangible net worth ratio. As of September 30, 2025, we were in compliance with the financial covenants under the BAC Credit Agreement.

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

Capital Restrictions

Our reinsurance company, Hagerty Re, is subject to the Bermuda Solvency Capital Requirement ("BSCR"), which establishes a target capital level and enhanced capital requirements for each insurer. As of September 30, 2025, Hagerty Re maintained sufficient statutory capital and surplus to comply with the BSCR.

Similarly, our U.S. insurance company subsidiary, Drivers Edge, which holds certificates of authority in 41 states, is subject to state-specific minimum capital and surplus requirements, as well as risk-based capital ("RBC") requirements. RBC levels are reported on an annual basis. As of September 30, 2025, Drivers Edge maintained sufficient capital and surplus levels to comply with state insurance regulations.

Dividend Restrictions

Under Bermuda law, Hagerty Re is prohibited from declaring or issuing a dividend if it fails to meet its minimum solvency margin or minimum liquidity ratio. Prior approval from the BMA is also required if Hagerty Re's proposed dividend payments would exceed 25% of its prior year-end total statutory capital and surplus. Based on these restrictions, during 2025, Hagerty Re can pay $67.9 million in dividends without prior BMA approval; however, the amount that Hagerty Re can pay in dividends is further limited by the amount of unrestricted cash and liquid investments held outside of restricted accounts, which totaled $49.4 million as of September 30, 2025. As of September 30, 2025, there were no plans to issue dividends from Hagerty Re.

Similarly, state statutes restrict the amount of dividends that Drivers Edge may pay without prior approval of state insurance regulators. As of September 30, 2025, there were no plans to issue dividends from Drivers Edge and a change in such plans may require regulatory approval.

Comparative Cash Flows

The following table summarizes our cash flow data for the nine months ended September 30, 2025 and 2024:

	Nine months ended September 30,
	2025	2024	$ Change	% Change

	in thousands (except percentages)
Net Cash Provided by Operating Activities	$189,885	$189,642	$243	0.1%
Net Cash Used in Investing Activities	$(122,806)	$(562,490)	$(439,684)	(78.2)%
Net Cash Provided by (Used in) Financing Activities	$30,411	$(27,117)	$57,528	N/M

N/M = Not meaningful

Operating Activities

Cash provided by operating activities primarily consists of Net income, adjusted for non-cash items, and changes in working capital balances. Net cash provided by operating activities for the nine months ended September 30, 2025 and 2024 is presented below:

	Nine months ended September 30,
	2025	2024	$ Change	% Change

	in thousands (except percentages)
Net income	$120,666	$69,863	$50,803	72.7%
Non-cash adjustments to Net income	44,295	59,972	(15,677)	(26.1)%
Changes in operating assets and liabilities	24,924	59,807	(34,883)	(58.3)%
Net Cash Provided by Operating Activities	$189,885	$189,642	$243	0.1%

Net cash provided by operating activities for the nine months ended September 30, 2025 was $189.9 million, an increase of $0.2 million, or 0.1%, compared to 2024. This increase was due to a $35.1 million increase in Net income, net of non-cash adjustments, partially offset by a $34.9 million decrease in cash from operating assets and liabilities.

The $34.9 million decrease in net cash from operating assets and liabilities was primarily driven by the timing of the settlement of CUC receivables and payables, which resulted in a $29.8 million net decrease in operating cash flows, as well as claim payments made by Hagerty Re related to recent catastrophe events, including Hurricane Helene, Hurricane Milton, and the Southern California wildfires. To a lesser extent, the decrease was driven by extended payment term receivables associated with Broad Arrow auction and private sales transactions in the period.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2025 decreased by $439.7 million when compared to 2024, almost entirely due to the diversification of our investment portfolio during the nine months ended September 30, 2024, which resulted in the purchase of investment-grade fixed maturity securities and, to a much lesser extent, equity securities. This factor was partially offset by a $11.3 million increase in net fundings of BAC notes receivable.

Financing Activities

Cash from financing activities for the nine months ended September 30, 2025 increased $57.5 million when compared to 2024 primarily due to net proceeds received from credit facility borrowings, which was largely used to fund issuances of notes receivable by BAC. These proceeds were partially offset by a $25.2 million increase in required tax distributions to THG non-controlling interest unit holders.

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

As of September 30, 2025, the estimated value of the TRA Liability was $39.9 million, of which $2.0 million was classified as a current liability within "Accounts payable, accrued expenses and other current liabilities" and $37.9 million was classified as a long-term liability within "Tax receivable agreement liability" on the Condensed Consolidated Balance Sheets.

During the nine months ended September 30, 2025, we made TRA payments of $0.2 million. No such payments were made during the nine months ended September 30, 2024.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements as of September 30, 2025.

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

The following table reconciles Adjusted EBITDA to the most directly comparable GAAP measure, which is Net income:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	in thousands
Net income	$46,171	$19,007	$120,666	$69,863
Interest and other (income) expense, net (1) (2)	20,980	(8,359)	8,262	(27,945)
Income tax expense (benefit) (3)	(32,834)	(1,022)	(21,184)	9,918
Depreciation and amortization	9,413	9,184	27,734	29,758
EBITDA	43,730	18,810	135,478	81,594
Loss related to warrant liabilities, net	—	463	—	8,544
Share-based compensation expense	5,089	4,092	14,627	13,018
Gain related to divestiture	—	—	—	(87)
Other unusual items (4)	895	800	2,961	1,536
Adjusted EBITDA	$49,714	$24,165	$153,066	$104,605

(1)    Excludes interest expense related to the BAC Credit Facility, which is recorded within "Sales expense" in the Condensed Consolidated Statements of Operations.
(2)    Principally includes interest income, net investment income related to our investment portfolio, and interest expense, as well as changes in the value of the TRA liability, which totaled $29.2 million and $32.3 million during the three and nine months ended September 30, 2025, respectively, and $1.3 million during the three and nine months ended September 30, 2024. Refer to Note 20 — Taxation in Item 1 of Part I of this Quarterly Report for additional information.
(3)    Income tax expense (benefit) for the three and nine months ended September 30, 2025 includes a $38.1 million benefit related to the release of a portion of the valuation allowance against our deferred tax assets. Refer to Note 20 — Taxation in Item 1 of Part I of this Quarterly Report for additional information.
(4)    For the three and nine months ended September 30, 2025, other unusual items includes certain legal settlement expenses, professional fees associated with the THG Unit Exchange and related Secondary Offering, and certain material severance expenses. For the three and nine months ended September 30, 2024, other unusual items includes professional fees associated with the Warrant Exchange. Refer to Note 17 — Stockholders' Equity in Item 1 of Part I of this Quarterly Report for additional information with respect to the THG Unit Exchange and Note 6 — Fair Value Measurements in Item 1 of Part I of this Quarterly Report for additional information with respect to our warrants.

Adjusted EPS

We define Adjusted Earnings Per Share ("Adjusted EPS") as consolidated Net income, excluding net gains and losses related to our warrant liabilities prior to the Warrant Exchange, divided by our outstanding and total potentially dilutive securities, which includes (i) the weighted average issued and outstanding shares of Class A Common Stock; (ii) all issued and outstanding non-controlling interest units of THG; (iii) all issued and outstanding shares of our Series A Convertible Preferred Stock on an as-converted basis; and (iv) all unissued share-based compensation awards. Refer to Note 6 — Fair Value Measurements in Item 1 of Part I of this Quarterly Report for additional information regarding the Warrant Exchange.

The most directly comparable GAAP measure to Adjusted EPS is basic earnings per share ("Basic EPS"), which is calculated as Net income available to Class A Common Stockholders divided by the weighted average number of Class A Common Stock shares outstanding during the period.

We present Adjusted EPS because we consider it to be an important supplemental measure of our operating performance and believe it is used by securities analysts, investors and other interested parties in evaluating the consolidated performance of other companies in our industry. We also believe that Adjusted EPS, which compares our consolidated Net income with our weighted average number of Class A Common Stock shares outstanding and potentially dilutive shares, provides useful information to investors regarding our performance on a consolidated and diluted basis.

Management uses Adjusted EPS (i) as a measure of the operating performance of our business on a consolidated and diluted basis; (ii) to evaluate the performance and effectiveness of our operational strategies; and (iii) as a preferred predictor of core operating performance, comparisons to prior periods and competitive positioning.

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

The following table reconciles Adjusted EPS to the most directly comparable GAAP measure, which is Basic EPS:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	in thousands (except per share amounts)
Numerator:
Net income available to Class A Common Stockholders (1)	$17,696	$2,798	$32,174	$7,753
Accretion of Series A Convertible Preferred Stock	1,903	1,875	5,653	5,552
Undistributed earnings allocated to Series A Convertible Preferred Stock	1,249	212	2,365	607
Net income attributable to non-controlling interest	25,323	14,122	80,474	55,951
Consolidated net income	46,171	19,007	120,666	69,863
Loss related to warrant liabilities, net	—	463	—	8,544
Adjusted consolidated net income (2)	$46,171	$19,470	$120,666	$78,407

Denominator:
Weighted average shares of Class A Common Stock outstanding (1)	96,167	89,691	92,326	86,689
Total potentially dilutive securities outstanding:
Non-controlling interest THG units	245,616	255,178	245,616	255,178
Series A Convertible Preferred Stock, on an as-converted basis	6,785	6,785	6,785	6,785
Total unissued share-based compensation awards	8,374	8,076	8,374	8,076
Potentially dilutive shares outstanding	260,775	270,039	260,775	270,039
Dilutive shares outstanding (2)	356,942	359,730	353,101	356,728

Basic EPS (1)	$0.18	$0.03	$0.35	$0.09

Adjusted EPS (2)	$0.13	$0.05	$0.34	$0.22

(1)    Numerator and Denominator, respectively, of the GAAP measure Basic EPS
(2)    Numerator and Denominator, respectively, of the non-GAAP measure Adjusted EPS

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk during the nine months ended September 30, 2025. For a discussion of our exposure to market risk, refer to the market risk disclosures set forth in Item 7A of Part II, "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report.

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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Controls Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the three months ended September 30, 2025, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION

Trading Arrangements of Directors and Executive Officers

Except as described below, during the three months ended September 30, 2025, no director or executive officer of the Company has adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

On September 15, 2025, Kenneth Ahn, our President, Marketplace, in his capacity as sole member of Quadrifoglio Holdings LLC ("Quadrifoglio"), adopted a programmed plan of transactions intended to satisfy the affirmative defense provided by Rule 10b5-1 (the "Ahn 10b5-1 Plan"). The Ahn 10b5-1 Plan provides for a first possible trade date of December 15, 2025, and terminates automatically on the earlier of the execution of all trades contemplated by the Ahn 10b5-1 Plan or July 31, 2026. The aggregate number of shares to be sold pursuant to the Ahn 10b5-1 Plan is 500,000 shares of Class A Common Stock, which Quadrifoglio will obtain upon the conversion of 500,000 THG units that it currently holds into shares of Class A Common Stock.

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 4, 2025.

HAGERTY, INC.

By:	/s/ McKeel O Hagerty
McKeel O Hagerty
Chief Executive Officer

HAGERTY, INC.

By:	/s/ Patrick McClymont
Patrick McClymont
Chief Financial Officer