Form 10-Q
period 2026-03-31
Hagerty, Inc.
filed 2026-05-06
CIK 1840776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The registrant had 101,802,246 shares of Class A Common Stock outstanding and 241,552,156 shares of Class V Common Stock outstanding as of April 24, 2026.

Where You Can Find More Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, as well as any amendments to those reports, are available free of charge through our website at investor.hagerty.com after we file them with, or furnish them to, the Securities and Exchange Commission ("SEC"). We use our investor relations website, investor.hagerty.com, as a means of disclosing information which may be of interest or material to our investors and for complying with disclosure obligations under Regulation FD. Accordingly, investors should monitor our investor relations website, in addition to following our press releases, SEC filings, public conference calls, webcasts, and social media channels. Information contained on or accessible through our website or social media channels is not a part of, and is not incorporated by reference into, this Quarterly Report on Form 10-Q (this "Quarterly Report") or any other report or document we file with the SEC. Any reference to our website in this Quarterly Report is intended to be an inactive textual reference only.

Unless the context indicates otherwise, the terms "we," "our," "us," "Hagerty," and the "Company" refer to Hagerty, Inc. and its consolidated subsidiaries, including The Hagerty Group, LLC ("THG").

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report, as well as other oral or written information we provide, contain statements that constitute "forward-looking statements" within the meaning of the federal securities laws. All statements we provide, other than statements of historical fact, are forward-looking statements, including those regarding our future operating results and financial position, our business strategy and plans, products, services, and technology implementations, market conditions, growth and trends, expansion plans and opportunities, and our objectives for future operations. The words "anticipate," "believe," "envision," "estimate," "expect," "intend," "may," "plan," "predict," "project," "target," "potential," "will," "would," "could," "should," "continue," "ongoing," "contemplate," and similar expressions, and the negative of these expressions, are intended to identify forward-looking statements.

We have based these forward-looking statements largely on our current expectations about future events, which may not materialize. Actual results could differ materially and adversely from those anticipated or implied in our forward-looking statements. Some of the factors that could cause actual results to differ from our expectations include the risks and uncertainties described in Item 1A of Part II — Risk Factors of this Quarterly Report and Item 1A of Part I — Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2025, which highlight, among other risks, our ability to:

•compete effectively within our industry and attract and retain our insurance policyholders and paid Hagerty Drivers Club subscribers (collectively, "Members");
•maintain key strategic relationships with our insurance distribution and underwriting carrier partners;
•prevent, monitor, and detect fraudulent activity;
•manage risks associated with disruptions, interruptions, outages, or other issues with our technology platforms or our use of third-party services;
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

You should not rely on forward-looking statements as predictions of future events. These statements are based on management's current expectations and assumptions and are not guarantees of future performance. We operate in a very competitive and rapidly changing environment and new risks emerge from time to time. The forward-looking statements in this Quarterly Report represent our views as of the date hereof. We undertake no obligation to update any of these forward-looking statements for any reason after the date of this Quarterly Report.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Hagerty, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended March 31,
	2026	2025

REVENUES:	(in thousands, except per share amounts)
Earned premium, net	$239,642	$169,355
Commission and fee revenue	16,435	100,287
Marketplace revenue	25,652	29,086
Membership and other revenue	22,127	20,865
Net investment income	10,263	9,058
Net investment losses	(2,289)	(315)
Total revenue	311,830	328,336
EXPENSES:
Losses and loss adjustment expenses, net	97,919	71,130
Policy acquisition costs, net	101,922	77,333
Underwriting and other insurance expenses	59,588	1,357
Selling, general, and administrative expenses	72,416	144,045
Interest expense and other, net	922	1,689
Total expenses	332,767	295,554
INCOME (LOSS) BEFORE TAXES	(20,937)	32,782
Income tax (expense) benefit	8,192	(5,489)
NET INCOME (LOSS)	(12,745)	27,293
Net (income) loss attributable to non-controlling interest	8,254	(18,922)
Accretion of Series A Convertible Preferred Stock	(2,030)	(1,875)
NET INCOME (LOSS) ATTRIBUTABLE TO CLASS A COMMON STOCKHOLDERS	$(6,521)	$6,496

Earnings (loss) per share of Class A Common Stock:
Basic	$(0.06)	$0.07
Diluted	$(0.06)	$0.07

Weighted average shares of Class A Common Stock outstanding:
Basic	101,034	90,047
Diluted	101,034	346,311

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
See Note 20 for information regarding Related-Party Transactions.

Hagerty, Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended March 31,
	2026	2025

	in thousands
Net income (loss)	$(12,745)	$27,293
Other comprehensive income (loss), net of tax:
Change in net unrealized gain (loss) on available-for-sale investments	(4,953)	4,037
Foreign currency translation adjustments	518	24
Other comprehensive income (loss)	(4,435)	4,061
Comprehensive income (loss)	(17,180)	31,354
Comprehensive (income) loss attributable to non-controlling interest	11,394	(21,924)
Accretion of Series A Convertible Preferred Stock	(2,030)	(1,875)
Comprehensive income (loss) attributable to Class A Common Stockholders	$(7,816)	$7,555

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
See Note 20 for information regarding Related-Party Transactions.

Hagerty, Inc.
Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2026	2025

ASSETS	in thousands (except share amounts)
Fixed maturity securities available-for-sale, at fair value (amortized cost: $670,922 in 2026, $687,813 in 2025)	$673,100	$696,271
Equity securities, at fair value	47,804	34,871
Total investments	720,904	731,142
Cash and cash equivalents	212,371	160,177
Restricted cash and cash equivalents	154,362	138,823
Accounts receivable	27,993	98,872
Premiums receivable	92,446	180,529
Deferred acquisition costs, net	143,552	179,224
Reinsurance recoverables	11,863	15,296
Prepaid reinsurance premiums	40,405	21,950
Notes receivable	148,944	113,887
Intangible assets, net	89,125	88,915
Goodwill	114,150	114,164
Deferred tax assets	40,092	43,011
Other assets	228,386	207,986
TOTAL ASSETS	$2,024,593	$2,093,976
LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses	$85,847	$111,947
Advance premiums	50,748	28,287
Due to insurers	14,366	94,930
Losses payable and reserves for unpaid losses and loss adjustment expenses	203,987	264,204
Unearned premiums	508,003	412,058
Ceding commissions payable	1,870	86,165
Debt, net	228,608	177,907
Contract liabilities	46,383	46,450
Deferred tax liability	5,697	23,489
Tax receivable agreement liability	38,284	39,829
Other liabilities	106,757	61,684
TOTAL LIABILITIES	1,290,550	1,346,950
Commitments and Contingencies (Note 21)	—	—
TEMPORARY EQUITY
Preferred stock, $0.0001 par value (20,000,000 shares authorized, 8,483,561 Series A Convertible Preferred Stock issued and outstanding as of March 31, 2026 and December 31, 2025)	88,648	86,618
STOCKHOLDERS' EQUITY
Class A Common Stock, $0.0001 par value (500,000,000 shares authorized, 101,085,283 and 100,706,893 issued and outstanding as of March 31, 2026 and December 31, 2025, respectively)	10	10
Class V Common Stock, $0.0001 par value (300,000,000 authorized, 241,552,156 shares issued and outstanding as of March 31, 2026 and December 31, 2025)	24	24
Additional paid-in capital	626,166	623,013
Accumulated earnings (deficit)	(407,451)	(402,960)
Accumulated other comprehensive income (loss)	(66)	1,229
Total stockholders' equity	218,683	221,316
Non-controlling interest	426,712	439,092
Total equity (Note 16)	645,395	660,408
TOTAL LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY	$2,024,593	$2,093,976
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
See Note 20 for information regarding Related-Party Transactions.

Hagerty, Inc.
Condensed Consolidated Statements of Changes in Temporary Equity and Stockholders' Equity (Unaudited)

				Three months ended March 31, 2026
	Temporary Equity		Stockholders' Equity
	Series A Convertible Preferred Stock		Class A Common Stock		Class V Common Stock		Additional Paid in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
in thousands	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2026	8,484	$86,618	100,707	$10	241,552	$24	$623,013	$(402,960)	$1,229	$221,316	$439,092	$660,408
Net loss	—	—	—	—	—	—	—	(4,491)	—	(4,491)	(8,254)	(12,745)
Accretion of Series A Convertible Preferred Stock	—	2,030	—	—	—	—	(2,030)	—	—	(2,030)	—	(2,030)
Other comprehensive loss	—	—	—	—	—	—	—	—	(1,295)	(1,295)	(3,140)	(4,435)
Issuance of shares under employee plans, net of shares withheld for employee taxes	—	—	8	—	—	—	(61)	—	—	(61)	—	(61)
Share-based compensation	—	—	—	—	—	—	4,617	—	—	4,617	—	4,617
Exchange of THG units for Class A Common Stock	—	—	370	—	—	—	698	—	—	698	(698)	—
Distributions paid to non-controlling interest unit holders	—	—	—	—	—	—	—	—	—	—	(359)	(359)
Reallocation between controlling and non-controlling interest	—	—	—	—	—	—	(71)	—	—	(71)	71	—
Balance at March 31, 2026	8,484	$88,648	101,085	$10	241,552	$24	$626,166	$(407,451)	$(66)	$218,683	$426,712	$645,395

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
See Note 20 for information regarding Related-Party Transactions.

Hagerty, Inc.
Condensed Consolidated Statements of Changes in Temporary Equity and Stockholders' Equity (Unaudited)

				Three months ended March 31, 2025
	Temporary Equity		Stockholders' Equity
	Series A Convertible Preferred Stock		Class A Common Stock		Class V Common Stock		Additional Paid in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
in thousands	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2025	8,484	$84,663	90,032	$9	251,034	$25	$603,780	$(451,978)	$(1,514)	$150,322	$373,184	$523,506
Net income	—	—	—	—	—	—	—	8,371	—	8,371	18,922	27,293
Accretion of Series A Convertible Preferred Stock	—	1,875	—	—	—	—	(1,875)	—	—	(1,875)	—	(1,875)
Other comprehensive income	—	—	—	—	—	—	—	—	1,059	1,059	3,002	4,061
Issuance of shares under employee plans, net of shares withheld for employee taxes	—	—	9	—	—	—	(44)	—	—	(44)	—	(44)
Share-based compensation	—	—	—	—	—	—	4,392	—		4,392	—	4,392
Exchange of THG units for Class A Common Stock	—	—	24	—	—	—	234	—	—	234	(234)	—
Distributions paid to non-controlling interest unit holders	—	—	—	—	—	—	—	—	—	—	(24,676)	(24,676)
Reallocation between controlling and non-controlling interest	—	—	—	—	—	—	485	—	—	485	(485)	—
Balance at March 31, 2025	8,484	$86,538	90,065	$9	251,034	$25	$606,972	$(443,607)	$(455)	$162,944	$369,713	$532,657

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
See Note 20 for information regarding Related-Party Transactions.

Hagerty, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended March 31,
	2026	2025

OPERATING ACTIVITIES:	in thousands
Net income (loss)	$(12,745)	$27,293
Adjustments to reconcile net income (loss) to net cash from operating activities:
Loss on disposals of equipment, software, and other assets	213	1,136
Depreciation and amortization	9,706	9,488
Provision for deferred taxes	(13,528)	(939)
Share-based compensation expense	4,617	4,392
Non-cash lease expense	2,108	2,109
Net investment losses	2,289	315
(Accretion) amortization of discount and premium, net	(1,358)	(1,184)
Amortization of gain on loss portfolio transfer	(1,308)	—
Other	575	1,852
Changes in assets and liabilities:
Accounts and premiums receivable	157,636	(42,812)
Deferred acquisition costs, net	35,672	4,196
Reinsurance recoverables	3,433	(7,561)
Prepaid reinsurance premiums	(18,455)	(8,285)
Advance premiums	22,512	19,921
Due to insurers	(80,441)	25,336
Losses payable and reserves for unpaid losses and loss adjustment expenses	(60,217)	(14,958)
Unearned premiums	95,945	(5,377)
Ceding commissions payable	(84,295)	1,926
Other assets and liabilities, net	(46,106)	26,982
Net Cash Provided by Operating Activities	16,253	43,830
INVESTING ACTIVITIES:
Capital expenditures	(7,712)	(5,389)
Issuance of notes receivable	(48,133)	(9,886)
Collection of notes receivable	14,014	1,650
Purchases of fixed maturity securities	(149,982)	(39,150)
Purchases of equity securities	(51,041)	(246)
Proceeds from maturities and sales of fixed maturity securities	167,537	48,526
Proceeds from sales of equity securities	35,405	247
Other investing activities	(13)	(233)
Net Cash Used in Investing Activities	(39,925)	(4,481)
FINANCING ACTIVITIES:
Repayments of debt	(6,159)	(120,880)
Proceeds from debt, net of issuance costs	57,911	160,067
Proceeds from loss portfolio transfer	50,500	—
Claims payments made from loss portfolio transfer	(9,248)	—
Distributions paid to non-controlling interest unit holders	(359)	(24,676)
Funding of TRA Liability payments	(1,545)	(223)
Funding of employee tax obligations upon vesting of share-based payments	(61)	(44)
Net Cash Provided by Financing Activities	91,039	14,244
Effect of exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	366	(130)

Change in cash and cash equivalents and restricted cash and cash equivalents	67,733	53,463
Beginning cash and cash equivalents and restricted cash and cash equivalents	299,000	232,845
Ending cash and cash equivalents and restricted cash and cash equivalents	$366,733	$286,308
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

Hagerty is a market leader in providing insurance for collector cars and enthusiast vehicles, helping the automotive enthusiast community protect and enjoy their special cars for over 40 years. Through Hagerty's insurance model, the Company's wholly owned subsidiary, Hagerty Reinsurance Limited ("Hagerty Re"), reinsures collector car and enthusiast vehicle insurance risks. Hagerty Re reinsures risks predominantly from policies issued by Essentia Insurance Company ("Essentia"), a subsidiary of Markel Group Inc. ("Markel"). Markel is a related party to the Company. Refer to Note 20 — Related-Party Transactions for additional information on related party transactions with Markel.

The Company also operates as a Managing General Agent ("MGA") by underwriting, selling, and servicing collector car and enthusiast vehicle insurance policies on behalf of insurance carriers, including Hagerty Re under the Markel Fronting Arrangement. Hagerty's insurance products are complemented by its membership product, Hagerty Drivers Club ("HDC"), its renowned car events, and its media and entertainment platforms.

Complementing its insurance offerings, Hagerty also operates a trusted marketplace where collectors and enthusiasts can buy and sell a wide range of vehicles, from entry level enthusiast vehicles to high value collector cars. Through its marketplace, Hagerty also provides financing solutions by structuring loans secured by collector cars.

On December 31, 2025, the Company entered into new contractual arrangements and amended the terms of its existing contractual arrangements with Markel and its affiliates. These coordinated transactions with Markel formed an arrangement that became effective January 1, 2026 (the "Markel Fronting Arrangement"). Due to the expanded underwriting and claims authority granted under the Markel Fronting Arrangement, the Company now controls the Essentia book of business, with Hagerty Re's quota share percentage for the risks that it assumes from Essentia increasing from 80% to 100% effective January 1, 2026. Refer to Note 3 — Markel Fronting Arrangement for additional information.

2 — Summary of Significant Accounting Policies

Basis of Presentation — These unaudited Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as permitted by such rules and regulations.

These unaudited Condensed Consolidated Financial Statements reflect all normal recurring adjustments and accruals that are, in the opinion of management, necessary for a fair statement of the Company's financial position and results of operations for the interim periods presented.

These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K ("Annual Report") for the year ended December 31, 2025. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

Beginning with its Annual Report for the year ended December 31, 2025, the Company presents its Consolidated Financial Statements in accordance with Article 7 of Regulation S-X ("Article 7"), which governs financial reporting for insurance companies. In prior reporting periods, the Company presented its Consolidated Financial Statements in accordance with Article 5 of Regulation S-X ("Article 5"), which is applicable to entities operating in non-specialized industries. The adoption of Article 7 reflects the continued expansion of the Company's insurance operations, including expanded risk assumption under the Markel Fronting Arrangement and the introduction of the Enthusiast+ product.

The principal changes resulting from the transition to Article 7 include the discontinuation of a classified balance sheet and the reclassification of certain line items on the Condensed Consolidated Balance Sheets. In addition, "Net investment income" and "Net investment losses" are reported as components of revenue within the Condensed Consolidated Statements of Operations. Prior period financial information has been recast to conform to the requirements of Article 7. The following table presents a reconciliation of Total revenue as presented in the prior period in accordance with Article 5, to the current presentation in accordance with Article 7:

Three months ended March 31, 2025

in thousands
Total revenue presented in accordance with Article 5	$319,593
Net investment income	9,058
Net investment losses	(315)
Total revenue presented in accordance with Article 7	$328,336

Principles of Consolidation — These unaudited Condensed Consolidated Financial Statements contain the accounts of Hagerty, Inc. and its majority-owned or controlled subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

As the sole managing member of THG, Hagerty operates and controls all of the business affairs of THG and has the sole voting interest in, and controls the management of, THG. Accordingly, Hagerty consolidates THG in its consolidated financial statements, resulting in a non-controlling interest related to the economic interest in THG held by other parties. As of March 31, 2026 and December 31, 2025, Hagerty, Inc.'s economic ownership of THG was 29.2% and 29.1%, respectively. Refer to Note 16 — Stockholders' Equity for additional information related to the non-controlling interest in THG.

The financial statements of THG are consolidated by the Company under the voting interest method in accordance with Accounting Standards Codification ("ASC") Topic 810, Consolidations ("ASC 810"). Non-controlling interest is presented separately in the Condensed Consolidated Statements of Operations, the Condensed Consolidated Statements of Comprehensive Income (Loss), the Condensed Consolidated Balance Sheets, and the Condensed Consolidated Statements of Changes in Temporary Equity and Stockholders' Equity.

Use of Estimates — The preparation of these unaudited Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities as of the date of the Condensed Consolidated Financial Statements, as well as the reported amounts of revenue and expenses during the reporting period. Although the estimates are considered reasonable, actual results could materially differ from those estimates.

Significant estimates made by management include, but are not limited to: (i) the reserves for unpaid losses and loss adjustment expenses, including incurred but not reported ("IBNR") claims (see Note 12); (ii) the valuation of deferred income tax assets (see Note 19); (iii) the amount of the liability associated with the tax receivable agreement entered into in connection with the consummation of the business combination that formed Hagerty, Inc. in 2021 (the "TRA") (the "TRA Liability") (see Note 19); and (iv) the fair values of the reporting units used in assessing the recoverability of goodwill. Although some variability is inherent in these estimates, management believes that the current estimates are reasonable in all material respects. These estimates are reviewed regularly and adjusted as necessary. Adjustments related to changes in estimates are reflected in the Company's results of operations in the period during which those estimates changed.

Deferred Acquisition Costs — Deferred acquisition costs include costs directly related to the successful acquisition of insurance policies where the Company assumes risk. Deferred acquisition costs are amortized over the average policy life, which is 12 months, within Policy acquisition costs, net on the Condensed Consolidated Statements of Operations.

Prior to January 1, 2026, Deferred acquisition costs included only the ceding commissions paid to insurance carriers for the risks assumed under quota share reinsurance agreements with those carriers. Effective January 1, 2026, the Company's accounting policy for Deferred acquisition costs also includes costs associated with policies issued through the Markel Fronting Arrangement (refer to Note 3 — Markel Fronting Arrangement) such as (i) third-party broker expense; (ii) certain salaries, benefits, and other costs associated with underwriting, policy issuance, processing, and selling activities; (iii) fronting fees; and (iv) premium taxes.

Deferred acquisition costs are considered to be recoverable if the sum of expected future earned premiums exceeds expected future claims and expenses. Anticipated investment income is also a factor in the recoverability analysis. If, as a result of the recoverability analysis, a loss is determined to be probable, a premium deficiency reserve is recognized in the period in which such determination is made. As of March 31, 2026 and December 31, 2025, the Company did not have a premium deficiency reserve recorded related to its deferred acquisition costs.

Reclassifications — Beginning with this Quarterly Report on Form 10-Q ("Quarterly Report") for the period ended March 31, 2026, the Company updated certain line items presented in its Condensed Consolidated Statements of Operations and Condensed Consolidated Balance Sheets to reflect changes to its business resulting from the Markel Fronting Arrangement (refer to Note 3 — Markel Fronting Arrangement).

In the Condensed Consolidated Statements of Operations: (i) "Ceding commissions, net" was renamed "Policy acquisition costs, net" and expanded to include the amortization of Deferred acquisition costs associated with policies issued through the Markel Fronting Arrangement, as discussed above; (ii) expenses associated with the risk-taking activities of the Company’s Insurance segment that were previously recorded within "Sales expense", "Salaries and benefits", "General and administrative expenses", and "Depreciation and amortization" have been reclassified within "Underwriting and other insurance expenses"; and (iii) expenses associated with the non-risk taking activities of the Insurance segment, the Marketplace segment, and corporate expenses that were previously recorded within "Sales expense", "Salaries and benefits", "General and administrative expenses", and "Depreciation and amortization" have been reclassified within "Selling, general, and administrative expenses".

On the Condensed Consolidated Balance Sheets, prior period contingent underwriting commission ("CUC") receivables previously reported within "Commissions receivable" have been reclassified to "Other assets" to conform to the current year presentation.

The reclassifications in the Condensed Consolidated Statements of Operations and the Condensed Consolidated Balance Sheets had no effect on previously reported net income or cash flows.

A comprehensive list of the Company's significant accounting policies are set forth in Note 2 — Summary of Significant Accounting Policies to the Consolidated Financial Statements contained in its Annual Report.

Accounting Standards Not Yet Adopted

Income Statement Expenses — In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2024-03, Disaggregation of Income Statement Expenses (ASC 220-40), which enables investors to better understand an entity's performance, assessing an entity's prospects for future cash flows, and comparing an entity's performance over time and with that of other entities. ASU No. 2024-03 primarily requires entities to disaggregate, in the notes to the financial statements, any relevant expense caption presented in the statement of operations within continuing operations into the following required natural expense categories: purchases of inventory, employee compensation, depreciation, and intangible asset amortization. The new standard does not change the presentation of expense information in the Condensed Consolidated Statements of Operations. ASU 2024-03 is effective for annual periods beginning after December 15, 2026. The Company is still assessing the impact of ASU No. 2024-03 and, upon adoption, the Company may be required to include certain additional disclosures in its Condensed Consolidated Financial Statements.

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

3 — Markel Fronting Arrangement

The Company is party to a master relationship agreement and associated agency and claims services agreements with Markel. Under these agreements, the Company's U.S. MGA subsidiary is licensed and authorized to underwrite, sell, and service insurance policies written through Essentia, which serves as the dedicated carrier for Hagerty's specialty collector vehicle insurance policies in the U.S.

On December 31, 2025, the Company entered into new contractual arrangements and amended the terms of its existing contractual arrangements with Markel and its affiliates. These coordinated transactions with Markel formed the Markel Fronting Arrangement, which became effective January 1, 2026. Under the Markel Fronting Arrangement: (i) the Company continues to issue policies through Essentia, with its underwriting authority (including pricing decisions, rate filing, insurance rating, and risk selections) and claims authority expanded to the maximum levels permitted by applicable law; (ii) the Company assumed increased administrative responsibilities for the policies issued through Essentia; (iii) Hagerty Re controls 100% of the premium and assumes 100% of the risk for policies issued through Essentia; and (iv) Hagerty Re pays an initial fronting fee, representing 2% of written premium, to Markel for administrative support, which incrementally decreases based on the level of written premium in each calendar year.

Due to the expanded underwriting and claims authority granted under the Markel Fronting Arrangement, the Company now controls the Essentia book of business. While the Company's U.S. MGA subsidiary and Hagerty Re continue to operate in the same manner they have historically, beginning on January 1, 2026, the benefit of the Company's MGA services with respect to the Essentia book of business is being received by Hagerty Re and not Essentia. As a result, effective in the first quarter of 2026, the Company is no longer recognizing commission revenue or the associated ceding commission expense for Essentia-originated policies in its Condensed Consolidated Financial Statements. However, ceding commission expense associated with Essentia policies issued in 2025 is continuing to be recognized ratably over the remaining term of those policies throughout 2026. In addition, policy acquisition costs incurred by the Company's U.S. MGA subsidiary for Essentia policies issued in 2026 will be deferred and amortized over the policy term.

On December 31, 2025, in connection with the Markel Fronting Arrangement, the Company entered into a loss portfolio transfer agreement (the "LPT Agreement") that became effective on January 1, 2026. Pursuant to the LPT Agreement, Hagerty Re assumed 100% of the net retained liabilities for Essentia-originated policies issued prior to January 1, 2026 and received $50.5 million in cash consideration. The Company is accounting for the LPT Agreement using the deposit method of accounting. At inception, the Company recorded the $50.5 million of cash consideration received as a deposit liability within "Other liabilities" on the Condensed Consolidated Balance Sheets. As of January 1, 2026, the estimated value of the liabilities assumed under the LPT Agreement was approximately $42.7 million, resulting in an initial deferred gain of $7.8 million, which is being recognized over the expected period of future claim payments within "Interest expense and other, net" in the Condensed Consolidated Statements of Operations. The table below presents changes in the deposit liability associated with the LPT Agreement during the three months ended March 31, 2026:

in thousands
Balance as of January 1, 2026	$50,500
Amortization of deferred gain	(1,308)
Claim payments	(9,248)
Balance as of March 31, 2026	$39,944

4 — Supplemental Balance Sheet and Cash Flow Information

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

As of March 31, 2026 and 2025, cash and cash equivalents and restricted cash and cash equivalents were as follows:

	March 31,
	2026	2025

	in thousands
Cash and cash equivalents	$212,371	$127,704
Restricted cash and cash equivalents	154,362	158,604
Total cash and cash equivalents and restricted cash and cash equivalents	$366,733	$286,308

Restricted Assets

Hagerty Re maintains trust accounts for the benefit of ceding insurers as security for its obligations for losses, loss expenses, and unearned premium. The Company's wholly owned insurance carrier subsidiary, Drivers Edge Insurance Company ("Drivers Edge"), maintains assets on deposit with a number of regulatory authorities to support its insurance operations.

The Company's MGA subsidiaries collect premiums from insureds on behalf of various insurance carriers. Prior to remittance to the insurance carrier, these funds are required to be held in trust for the benefit of the insurance carriers and segregated from the Company's operating cash.

Broad Arrow Capital LLC ("BAC") and its consolidated subsidiaries maintain bank accounts that are required for the operation of the BAC Credit Facility (as defined in Note 14 — Debt). The funds in these bank accounts represent security under the BAC Credit Facility and their use is restricted to the servicing of the debt outstanding under that facility.

The following table presents the components of the Company's restricted assets as of March 31, 2026 and December 31, 2025:

	March 31,	December 31,
	2026	2025

	in thousands
Restricted cash and cash equivalents	$154,362	$138,823
Fixed maturity securities	555,902	675,302
Equity securities	—	34,871
Total restricted assets	$710,264	$848,996

Variable Interest Entities

BAC and certain of its subsidiaries transfer notes receivable to wholly owned, bankruptcy-remote, special purpose entities (each, an "SPE") to secure borrowings under the BAC Credit Agreement (as defined in Note 14 — Debt).

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

Refer to Note 8 — Notes Receivable and Note 14 — Debt for additional information.

The following table presents the assets and liabilities of the Company's consolidated VIEs as of March 31, 2026 and December 31, 2025:

	March 31,	December 31,
	2026	2025

ASSETS	in thousands
Cash and cash equivalents	$1,686	$697
Restricted cash and cash equivalents	5,281	17,005
Notes receivable	142,420	81,740
Other assets	1,578	1,748
TOTAL ASSETS	$150,965	$101,190
LIABILITIES
Accounts payable and accrued expenses	$649	$524
Debt, net	110,493	68,423
Other liabilities	1,218	1,658
TOTAL LIABILITIES	$112,360	$70,605

Supplemental Cash Flow Information

The table below presents information regarding the Company's non-cash investing and financing activities, as well as the cash paid for interest and taxes for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
	2026	2025

Non-cash investing activities:	in thousands
Issuance of notes receivable (1)	$7,142	$9,553
Collection of notes receivable (1)	$1,734	$1,884
Capital expenditures	$1,693	$908

Non-cash financing activities:
Exchange of THG units for shares of Class A Common Stock (Refer to Note 16)	$698	$234
Issuance of shares of Class A Common Stock resulting from the vesting of RSUs (Refer to Note 17)	$100	$100

Cash paid for interest	$2,701	$1,807
Cash paid for income taxes	$230	$101

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

5 — Segment Reporting and Disaggregated Revenue

Segment Reporting

Due to the continued revenue growth and recent geographic expansion of Hagerty's marketplace business, beginning in the fourth quarter of 2025, the Company updated its segment reporting to reflect two operating and reportable segments: Insurance and Marketplace. Previously, the Company operated as a single operating and reportable segment. Prior period segment information has been recast to conform to the current presentation in this Quarterly Report.

The Insurance segment principally includes the Company's reinsurance and MGA operations, as well as its membership, events and media activities which support and enhance its insurance offerings. The Marketplace segment offers a trusted marketplace where automotive enthusiasts can buy, sell, and finance collector cars.

The Company's Chief Executive Officer ("CEO") and Chairman of its Board of Directors ("the Board") acts as the Chief Operating Decision Maker ("CODM"). The CODM evaluates performance and makes resource allocation decisions about the Company's reportable segments using a number of measures, including income before taxes, which is the Company's measure of segment profitability.

The CODM regularly receives information about the significant expenses of each reportable segment, including (i) Losses and loss adjustment expenses, net; (ii) Policy acquisition costs, net; (iii) Underwriting and other insurance expenses; (iv) Selling, general, and administrative expenses; and (v) Interest expense and other, net. These expenses are not regularly used by the CODM on a disaggregated basis for purposes of evaluating segment profitability. The Company does not report total assets by segment for internal or external reporting purposes as the Company's CODM does not receive segment balance sheets or assess performance, make strategic decisions, or allocate resources based on assets.

Income (loss) before taxes for each segment includes an allocation of attributable shared service expenses. Certain corporate expenses are excluded from segment income (loss) before taxes as they are not attributable to the operations of the reportable segments. These unallocated expenses are included in the reconciliation of total segment income (loss) before taxes to consolidated income (loss) before taxes below.

The tables below presents the Company's segment information for the three months ended March 31, 2026 and 2025:

	Three months ended March 31, 2026
	Insurance	Marketplace	Total

REVENUES:	(in thousands)
Earned premium, net	$239,642	$—	$239,642
Commission and fee revenue	16,435	—	16,435
Marketplace revenue	—	25,652	25,652
Membership and other revenue	22,127	—	22,127
Net investment income	10,014	249	10,263
Net investment losses	(2,289)	—	(2,289)
Total revenue	285,929	25,901	311,830
EXPENSES:
Losses and loss adjustment expenses, net	97,919	—	97,919
Policy acquisition costs, net	101,922	—	101,922
Underwriting and other insurance expenses	59,588	—	59,588
Selling, general, and administrative expenses	46,866	25,272	72,138
Interest expense and other, net	(16)	(157)	(173)
Total segment expenses	306,279	25,115	331,394
Segment income (loss) before taxes	(20,350)	786	(19,564)
Corporate expenses			(278)
Interest expense			(1,095)
Loss before taxes			$(20,937)

	Three months ended March 31, 2025
	Insurance	Marketplace	Total

REVENUES:	(in thousands)
Earned premium, net	$169,355	$—	$169,355
Commission and fee revenue	100,287	—	100,287
Marketplace revenue	—	29,086	29,086
Membership and other revenue	20,865	—	20,865
Net investment income	8,883	175	9,058
Net investment losses	(315)	—	(315)
Total revenue	299,075	29,261	328,336
EXPENSES:
Losses and loss adjustment expenses, net	71,130	—	71,130
Policy acquisition costs, net	77,333	—	77,333
Underwriting and other insurance expenses	1,357	—	1,357
Selling, general, and administrative expenses	115,941	27,839	143,780
Interest expense and other, net	412	(116)	296
Total segment expenses	266,173	27,723	293,896
Segment income before taxes	32,902	1,538	34,440
Corporate expenses			(265)
Interest expense			(1,393)
Income before taxes			$32,782

Disaggregation of Revenue

The following tables present revenues from customer contracts that are recognized in accordance with ASC Topic 606, Revenue from Contracts with Customers ("ASC 606"), disaggregated by geographic area, as well as a reconciliation to total revenue for the three months ended March 31, 2026 and 2025:

	Three months ended March 31, 2026
	Insurance	Marketplace	Total

	in thousands
United States	$30,978	$17,031	$48,009
International	7,584	5,500	13,084
Total revenue from customer contracts	38,562	22,531	61,093
Earned premium, net	239,642	—	239,642
Net investment income	10,014	249	10,263
Net investment losses	(2,289)	—	(2,289)
Finance revenue	—	3,121	3,121
Total revenue	$285,929	$25,901	$311,830

	Three months ended March 31, 2025
	Insurance	Marketplace	Total

	in thousands
United States	$115,300	$26,095	$141,395
International	5,852	1,145	6,997
Total revenue from customer contracts	121,152	27,240	148,392
Earned premium, net	169,355	—	169,355
Net investment income	8,883	175	9,058
Net investment losses	(315)	—	(315)
Finance revenue	—	1,846	1,846
Total revenue	$299,075	$29,261	$328,336

Commission and fee revenue is earned through two distribution channels: direct and agent. Revenue earned from the direct distribution channel includes revenue generated by Hagerty's employee agents. Revenue earned from the agent distribution channel includes revenue generated through the Company's insurance distribution partnerships, as well as its relationships with independent agents and brokers. The tables below present the Company's revenue by distribution channel for the three months ended March 31, 2026 and 2025:

	Three months ended March 31, 2026
	Agent	Direct	Total

	in thousands
Commission and fee revenue	$9,812	$3,915	$13,727
Contingent commission	1,415	1,293	2,708
Total commission and fee revenue	$11,227	$5,208	$16,435

	Three months ended March 31, 2025
	Agent	Direct	Total

	in thousands
Commission and fee revenue	$49,092	$40,078	$89,170
Contingent commission	5,784	5,333	11,117
Total commission and fee revenue	$54,876	$45,411	$100,287

Refer to Note 13 — Reinsurance for information regarding "Earned premium, net", Note 6 — Investments for information regarding "Net investment income" and "Net investment losses", and Note 8 — Notes Receivable for information regarding "Finance revenue".

Contract Assets

Contract assets, primarily consisting of CUC receivables, are reported within "Other assets" on the Condensed Consolidated Balance Sheets. As of March 31, 2026 and December 31, 2025, the Company had contract assets of $4.5 million and $18.2 million, respectively. The decrease as of March 31, 2026 is primarily a result of the Markel Fronting Arrangement, as the Company no longer earns a CUC from policies issued by Essentia.

Contract Liabilities

Contract liabilities consist of cash collected in advance of revenue recognition and primarily relates to the unrecognized portion of HDC membership fees, the unrecognized portion of the advanced commission payment received from State Farm Mutual Automobile Insurance Company ("State Farm"), and, to a much lesser extent, cash collected in advance of the completion of marketplace private sales. As of March 31, 2026 and December 31, 2025, the Company had contract liabilities of $46.4 million and $46.5 million, respectively.

6 — Investments

The Company holds a diversified investment portfolio, consisting of fixed maturity securities and, to a much lesser extent, equity securities such as common stocks and exchange traded funds. The Company's fixed maturity securities are classified as available-for-sale.

The following tables summarize the Company's available-for-sale investments as of March 31, 2026 and December 31, 2025:

	March 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Fixed maturity securities:	in thousands
Corporate	$294,279	$2,101	$(1,387)	$294,993
U.S. Treasury	117,690	151	(710)	117,131
States and municipalities	37,738	740	(126)	38,352
Foreign	32,656	26	(146)	32,536
Asset-backed securities	33,362	418	(47)	33,733
Mortgage-backed securities	155,197	1,926	(768)	156,355
Total fixed maturity securities	$670,922	$5,362	$(3,184)	$673,100

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Fixed maturity securities:	in thousands
Corporate	$262,302	$3,982	$(116)	$266,168
U.S. Treasury	181,077	701	(161)	181,617
States and municipalities	29,182	967	(3)	30,146
Foreign	33,000	54	(62)	32,992
Asset-backed securities	31,899	394	(42)	32,251
Mortgage-backed securities	150,353	3,026	(282)	153,097
Total fixed maturity securities	$687,813	$9,124	$(666)	$696,271

Security holdings in an unrealized loss position

The following table summarizes gross unrealized losses and the estimated fair value of available-for-sale fixed maturity securities that have continuously been in an unrealized loss position, as well as the length of time that such securities were in an unrealized loss position, as of March 31, 2026 and December 31, 2025:

	March 31, 2026
	Less than 12 months		12 months or longer		Total
	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses

Fixed maturity securities:	in thousands
Corporate	$110,584	$(1,377)	$328	$(10)	$110,912	$(1,387)
U.S. Treasury	81,022	(644)	2,943	(66)	83,965	(710)
States and municipalities	9,423	(126)	—	—	9,423	(126)
Foreign	22,573	(146)	—	—	22,573	(146)
Asset-backed securities	10,557	(47)	—	—	10,557	(47)
Mortgage-backed securities	61,225	(768)	—	—	61,225	(768)
Total fixed maturity securities	$295,384	$(3,108)	$3,271	$(76)	$298,655	$(3,184)

	December 31, 2025
	Less than 12 months		12 months or longer		Total
	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses

Fixed maturity securities:	in thousands
Corporate	$6,307	$(7)	$9,461	$(108)	$15,768	$(115)
U.S. Treasury	35,150	(83)	14,948	(78)	50,098	(161)
States and municipalities	880	(3)	—	—	880	(3)
Foreign	17,009	(62)	—	—	17,009	(62)
Asset-backed securities	1,771	(5)	1,881	(37)	3,652	(42)
Mortgage-backed securities	10,312	(4)	20,889	(279)	31,201	(283)
Total fixed maturity securities	$71,429	$(164)	$47,179	$(502)	$118,608	$(666)

The Company regularly reviews all fixed maturity securities within its investment portfolio to determine whether a credit loss has occurred. Based on the Company's review as of March 31, 2026 and December 31, 2025, unrealized losses were a result of interest rate changes, not a decline in the creditworthiness of the issuers. Accordingly, no allowance for credit loss was recorded as of March 31, 2026 and December 31, 2025.

Contractual maturities of available-for-sale fixed maturity securities

The following table summarizes the contractual maturities of the Company's available-for-sale investments as of March 31, 2026:

	Amortized Cost	Estimated Fair Value

	in thousands
Due in one year or less	$73,564	$73,861
Due after one year through five years	304,782	305,173
Due after five years through ten years	103,650	103,615
Due after ten years	367	363
Mortgage-backed and asset-backed securities	188,559	190,088
Total fixed maturity securities	$670,922	$673,100

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Net investment income

The following table presents the components of "Net investment income" reported in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
	2026	2025

Interest income:	in thousands
Cash and cash equivalents and restricted cash and cash equivalents	$2,090	$2,160
Fixed maturity securities	8,143	6,985
Total interest income	10,233	9,145
Dividends on equity securities	207	40
Gross investment income	10,440	9,185
Investment expenses	(177)	(127)
Net investment income	$10,263	$9,058

Net realized and unrealized gains (losses) on investments

The table below presents the components of pre-tax "Net investment losses" reported in the Condensed Consolidated Statements of Operations, and the pre-tax change in net unrealized gains (losses) included in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2026 and 2025. The gross amounts of realized investment gains and losses on fixed maturity securities were not material to the Condensed Consolidated Financial Statements and are presented on a net basis in the table below:

	Three months ended March 31,
	2026	2025

Fixed maturity securities:	in thousands
Net realized investment gains	$414	$215
Equity securities:
Total change in fair value of equity securities	(2,703)	(530)
Net investment losses	$(2,289)	$(315)
Change in net unrealized gains (losses) on available-for-sale investments included in Other comprehensive income (loss):
Fixed maturity securities	$(6,264)	$5,098

7 — Fair Value Measurements

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

Refer to Note 6 — Investments for additional information related to the Company's investment portfolio.

Summary of assets and liabilities measured at fair value

The fair values of the Company's financial assets as of March 31, 2026 and December 31, 2025 are shown in the following tables:

	Estimated Fair Value as of March 31, 2026
	Total	Level 1	Level 2	Level 3

Investments:	in thousands
Corporate	$294,993	$—	$294,993	$—
U.S. Treasury	117,131	—	117,131	—
States and municipalities	38,352	—	38,352	—
Foreign	32,536	—	32,536	—
Asset-backed securities	33,733	—	33,733	—
Mortgage-backed securities	156,355	—	156,355	—
Exchange traded funds	47,804	47,804	—	—
Total	$720,904	$47,804	$673,100	$—

	Estimated Fair Value as of December 31, 2025
	Total	Level 1	Level 2	Level 3

Investments:	in thousands
Corporate	$266,168	$—	$266,168	$—
U.S. Treasury	181,617	—	181,617	—
States and municipalities	30,146	—	30,146	—
Foreign	32,992	—	32,992	—
Asset-backed securities	32,251	—	32,251	—
Mortgage-backed securities	153,097	—	153,097	—
Common stocks	34,871	34,871	—	—
Total	$731,142	$34,871	$696,271	$—

8 — Notes Receivable

Broad Arrow Capital

BAC provides financing solutions to qualified collectors and businesses by structuring loans secured by collector cars. The loans underwritten by BAC include term loans and short-term bridge loans. The loans underwritten by BAC are recorded within "Notes receivable" on the Condensed Consolidated Balance Sheets.

Loans carry either a fixed or variable rate of interest and typically require periodic interest payments over the life of the loan with the principal amount due at maturity. Loans have an initial maturity of up to two years, often with an option for the borrower to renew for one year increments, provided the borrower remains in good standing, including maintaining a specified targeted loan-to-value ("LTV") ratio for the loan. The loans underwritten by BAC are classified as Level 3 within the fair value hierarchy, with the carrying values of the loans approximating their fair values due to the relatively short-term maturities and the variable interest rates associated with most loans. The lending activities of BAC are funded, in part, with borrowings drawn from the BAC Credit Facility, with the remainder funded by the Company's available liquidity. Refer to Note 14 — Debt for additional information regarding the BAC Credit Facility.

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

As of March 31, 2026 and December 31, 2025, BAC's net Notes receivable balance was approximately $144.2 million and $104.3 million, respectively, including accrued interest.

The table below provides the aggregate LTV ratio for BAC's loan portfolio as of March 31, 2026 and December 31, 2025:

	March 31,	December 31,
	2026	2025

	in thousands
Secured loans	$142,956	$103,338
Estimate of collateral value	$262,543	$199,628
Aggregate LTV ratio	54.5%	51.8%

Management considers a loan to be past due when an interest payment is not paid within 10 business days of the monthly due date, or if the principal amount is not repaid by the contractual maturity date. Typically, a loan becomes past due only for a short period of time during which the loan is renewed or collateral is sold to satisfy the borrower's obligations. As of March 31, 2026 and December 31, 2025, the amount of past due principal and interest payments was not material.

A non-accrual loan is a loan for which future finance revenue is not recorded due to management's determination that it is probable that future interest on the loan will not be collectible. When a loan is placed on non-accrual status, any accrued interest receivable deemed not collectible is reversed against finance revenue. Any cash receipts subsequently received on non-accrual loans are first applied to reduce the recorded principal balance of the loan, with any proceeds in excess of the principal balance then applied to interest and expenses owed by the borrower. As of March 31, 2026 and December 31, 2025, there were no non-accrual loans.

As of March 31, 2026 and December 31, 2025, the allowance for expected credit losses related to the BAC loan portfolio was not material based on management's quarterly evaluation, which takes into consideration a number of factors including the level of historical losses for similar loans, the quality of the collateral, the LTV ratio of the loans, management's overall assessment of the current circumstances and risks related to each loan, and, to a lesser extent, the circumstances related to each borrower.

Other Notes Receivable

From time-to-time, Broad Arrow provides short-term financing to its auction or private sale buyers where the terms or length of financing may not qualify and/or is too short to fund efficiently with a BAC loan. The resulting loans are typically interest-bearing with required periodic interest payments and, in certain cases, required periodic principal payments. Broad Arrow typically retains a security interest in the vehicle(s) related to these loans. As of March 31, 2026 and December 31, 2025, the Notes receivable balance related to these loans was $4.1 million and $8.9 million, respectively.

Broad Arrow also makes consignor advances secured by vehicle(s) that are contractually committed, in the near term, to be offered for sale at auction or as a private sale. Consignor advances allow sellers to receive funds upon consignment for an auction or for a private sale that will occur up to one year in the future and normally have short-term maturities. In the event the vehicle(s) are not successfully sold at auction or in a private sale, the consignor is required to repay the outstanding principal and accrued interest of the advance or convert the advance to a BAC loan. There was no outstanding Notes receivable balance associated with consignor advances as of March 31, 2026. As of December 31, 2025, the outstanding Notes receivable balance associated with consignor advances was $0.1 million.

Under certain circumstances, Broad Arrow also provides loans to certain well-established car dealers to finance the purchase of vehicle(s), retaining a security interest in the purchased vehicle. In certain situations, Broad Arrow acquires a partial ownership interest in the vehicle(s) in addition to providing the loan. Upon the eventual sale of the acquired vehicle(s), the loan is repaid and Broad Arrow retains a pro rata share of the profit(s) or loss(es). As of March 31, 2026 and December 31, 2025, the Notes receivable balance related to these loans was $0.6 million.

These loans are classified in the Condensed Consolidated Statements of Cash Flows within Operating Activities as they are made in support of Broad Arrow's auction and private sale activities.

Concentration Risk

As of March 31, 2026, there was one borrower with a loan balance that exceeded 10% of the total notes receivable balance, with a loan of $35.0 million representing 23.7% of the total balance. As of March 31, 2026, the collateral value related to this loan was $58.9 million, with a LTV ratio of 59.4%.

9 — Other Assets

As of March 31, 2026 and December 31, 2025, other assets consisted of:

	March 31,	December 31,
	2026	2025

	in thousands
Prepaid software-as-a-service ("SaaS") implementation costs	$57,667	$56,971
Prepaid selling, general, and administrative expenses	28,983	20,707
Inventory (1)	31,786	12,410
Property and equipment, net	16,558	16,253
Lease right-of-use assets (2)	39,057	40,657
Contract assets	4,494	18,233
Costs to obtain contracts with customers	9,295	9,965
Ceded commission receivable	9,290	8,004
Other investments (3)	10,758	10,135
Accrued investment income	5,665	5,613
Deferred financing costs related to revolving credit facilities	3,438	3,707
Other (4)	11,395	5,331
Other assets	$228,386	$207,986

(1)    Inventory primarily includes vehicles owned by Broad Arrow that have been purchased for resale purposes.
(2)    Refer to Note 10 — Leases for additional information.
(3)    Other investments includes strategic investments, which are classified as Level 3 within the fair value hierarchy. Based on the nature and size of these investments, the carrying values approximate their fair values.
(4)    As of March 31, 2026, Other primarily included a $4.5 million deposit held by a ceding insurance carrier for the payment of claims, $2.7 million of collector vehicle investments, $1.2 million related to capitalized digital media content, and $0.9 million of business tax recoverables. As of December 31, 2025, Other primarily included $2.7 million of collector vehicle investments, $1.4 million related to capitalized digital media content, and $1.0 million of business tax recoverables.

10 — Leases

The following table summarizes the components of the Company's operating lease expense for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
	2026	2025

	in thousands
Operating lease expense (1)	$2,108	$2,110
Variable lease expense (1) (2)	867	894
Sublease revenue (3)	(223)	(301)
Lease cost, net	$2,752	$2,703

(1)    Classified within "Selling, general, and administrative expenses" in the Condensed Consolidated Statements of Operations.
(2)    Includes maintenance, taxes, insurance, and payments affected by the Consumer Price Index.
(3)    Classified within "Membership and other revenue" in the Condensed Consolidated Statements of Operations.

The following table summarizes supplemental balance sheet information related to operating leases as of March 31, 2026 and December 31, 2025:

	March 31,	December 31,
	2026	2025

	in thousands
ROU assets obtained in exchange for new operating lease liabilities during the period	$—	$2,446
Weighted average lease term	7.33	7.48
Weighted average discount rate	5.1%	5.1%

The following table summarizes information about the amount and timing of the Company's future operating lease commitments as of March 31, 2026:

in thousands
2026 - remaining	$6,650
2027	8,513
2028	8,442
2029	6,662
2030	5,368
Thereafter	17,384
Total lease payments	53,019
Less: imputed interest	(9,132)
Total lease liabilities	$43,887

11 — Intangible Assets

The cost and accumulated amortization of intangible assets as of March 31, 2026 and December 31, 2025 are as follows:

	March 31, 2026
	Weighted average useful life	Gross carrying amount	Accumulated amortization	Net carrying amount

		in thousands
Internally developed software	3.4	$160,345	$(105,461)	$54,884
Renewal rights	10.0	21,551	(11,148)	10,403
Trade names and trademarks	14.2	11,867	(4,690)	7,177
State licenses (1)	Indefinite	11,263	—	11,263
Relationships and customer lists	15.5	7,907	(2,509)	5,398
Other	3.5	579	(579)	—
Total intangible assets		$213,512	$(124,387)	$89,125

(1)    Represents certain state licenses related to the acquisition of Drivers Edge Insurance Company ("Drivers Edge").

	December 31, 2025
	Weighted average useful life	Gross carrying amount	Accumulated amortization	Net carrying amount

		in thousands
Internally developed software	3.4	$155,933	$(102,326)	$53,607
Renewal rights	10.0	21,740	(10,693)	11,047
Trade names and trademarks	14.2	11,867	(4,402)	7,465
State licenses (1)	Indefinite	11,263	—	11,263
Relationships and customer lists	15.5	7,913	(2,380)	5,533
Other	3.5	580	(580)	—
Total intangible assets		$209,296	$(120,381)	$88,915

(1)    Represents certain state licenses related to the acquisition of Drivers Edge.

Intangible asset amortization expense was $5.6 million and $6.4 million for the three months ended March 31, 2026 and 2025, respectively.

Estimated future aggregate amortization expense related to intangible assets as of March 31, 2026 is as follows:

in thousands
2026 - remaining	$18,576
2027	22,924
2028	17,376
2029	7,548
2030	2,751
Thereafter	8,687
Total	$77,862

12 — Reserves for Unpaid Losses and Loss Adjustment Expenses

The following table presents a reconciliation of the beginning and ending reserves for unpaid losses and loss adjustment expenses, net of amounts recoverable from various reinsurers:

	Three months ended March 31,
	2026	2025

	in thousands
Gross reserves for unpaid losses and loss adjustment expenses, beginning	$168,851	$168,492
Less: Reinsurance recoverable on unpaid losses and loss adjustment expenses	5,644	5,769
Net reserves for unpaid losses and loss adjustment expenses, beginning	163,207	162,723
Incurred losses and loss adjustment expenses:
Current accident year	104,319	71,130
Prior accident years	(6,400)	—
Total incurred losses and loss adjustment expenses	97,919	71,130
Payments:
Current accident year	32,462	—
Prior accident years	34,831	63
Total payments	67,293	63
Effect of foreign currency rate changes	(321)	102
Net reserves for unpaid losses and loss adjustment expenses, ending	193,512	233,892
Reinsurance recoverable on unpaid losses and loss adjustment expenses	9,260	17,948
Gross reserves for unpaid losses and loss adjustment expenses, ending	$202,772	$251,840

During the three months ended March 31, 2026, loss experience developed favorably by $6.4 million, primarily driven by the emergence of lower physical damage losses for the 2025 accident year. During the three months ended March 31, 2025, losses and loss adjustment expenses include $10.4 million of pre-tax losses related to the Southern California Wildfires.

Reserving Methodology

Throughout the year, the Company records a quarterly estimate of losses and loss adjustment expenses for the current accident year using an annual loss ratio, which is based on statistical analysis performed by its internal and external actuarial teams. The annual loss ratio is reviewed regularly throughout the year and adjusted, as necessary. Management believes this approach provides a more consistent view of loss experience over the year given the seasonality of the Company's business.

The reserves for unpaid losses and loss adjustment expenses recorded on the Condensed Consolidated Balance Sheets represents (i) the difference between management's estimate of the ultimate cost of losses and loss adjustment expenses incurred by the Company; and (ii) the amount of paid losses and loss adjustment expenses as of the reporting date. These reserves reflect management's best estimate of unpaid losses related to reported claims and IBNR claims and also include management's best estimate of all expenses associated with processing and settling reported and unreported claims.

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

Any adjustments to the Company's reserves for unpaid losses and loss adjustment expenses are recognized in its Condensed Consolidated Statements of Operations in the period in which management determines that an adjustment is required.

13 — Reinsurance

Hagerty Re assumes risk through the Markel Fronting Arrangement and through quota share arrangements with insurance carriers, including Drivers Edge, a wholly owned subsidiary. Separately, the Company purchases excess-of-loss ("XOL") reinsurance to manage risk exposure and safeguard capital. In addition, the Company enters into quota share reinsurance agreements under which it cedes a portion of its underwriting risk to highly rated reinsurers, thereby limiting the financial impact of potential losses. These reinsurance arrangements do not relieve the Company of its primary obligations to policyholders under the terms of its insurance contracts. The Company partners with reinsurers that are rated A- (Excellent) or better by A.M. Best or that fully collateralize their maximum obligations under the applicable agreements.

Ceding commissions are recognized ratably over the terms of the related policies, which are generally 12 months, and are recorded within "Policy acquisition costs, net" in the Condensed Consolidated Statements of Operations. Deferred portions of ceding commissions received are included in "Deferred acquisition costs, net" on the Condensed Consolidated Balance Sheets.

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

Refer to Note 20 — Related-Party Transactions for additional information on reinsurance transactions with Markel and State Farm.

The following table presents the Company's total premiums on a written and earned basis for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
	2026	2025

Premiums written:	in thousands
Assumed	$350,235	$175,511
Ceded	(32,889)	(19,860)
Net	$317,346	$155,651

Premiums earned:
Assumed	$254,071	$180,933
Ceded	(14,429)	(11,578)
Net	$239,642	$169,355

The following table presents total loss and loss adjustment expenses for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
	2026	2025

Losses and loss adjustment expenses:	in thousands
Assumed	$101,652	$83,326
Ceded	(3,733)	(12,196)
Net	$97,919	$71,130

14 — Debt

As of March 31, 2026 and December 31, 2025, "Debt, net" consisted of the following:

		March 31,	December 31,
	Maturity	2026	2025

		in thousands
2025 JPM Credit Facility	March 2030	$93,562	$84,945
BAC Credit Facility	November 2028	110,493	68,423
State Farm Term Loan	September 2033	25,000	25,000
Total debt		229,055	178,368
Less: Unamortized debt issuance costs related to the State Farm Term Loan		(447)	(461)
Debt, net		$228,608	$177,907

2025 JPM Credit Facility

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

Borrowings from the 2025 JPM Credit Facility accrue interest at the applicable reference rate, primarily Term SOFR, depending on the currency of the borrowing plus an applicable margin determined by the Company's net leverage ratio for the preceding period (as defined in the 2025 JPM Credit Facility). The effective interest rates related to the 2025 JPM Credit Agreement were 4.75% and 5.91% for the three months ended March 31, 2026 and 2025, respectively.

The 2025 JPM Credit Agreement requires THG to, among other things, meet certain financial covenants, including a minimum fixed charge coverage ratio test and a maximum leverage ratio test. As of March 31, 2026, THG was in compliance with these financial covenants.

As of March 31, 2026, the carrying value of the outstanding borrowings under the 2025 JPM Credit Facility approximated its fair value due to the variable interest rates associated with the outstanding borrowings.

BAC Credit Facility

BAC and its wholly owned subsidiary BAC Funding 2023-1, LLC, as borrower, have a revolving credit agreement (the "BAC Credit Agreement") that provides for a revolving credit facility (the "BAC Credit Facility") with an aggregate commitment of $150.0 million. The BAC Credit Facility's borrowing base is determined by the carrying value of certain BAC notes receivable, which is then limited by the amount of the aggregate commitment. As of March 31, 2026, the applicable borrowing base for the BAC Credit Agreement was $110.5 million.

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

BAC and BAC Funding 2023-1, LLC are required, among other things, to meet certain financial covenants including that BAC, as the servicer, maintain a minimum tangible net worth, minimum liquidity balances, and an indebtedness to tangible net worth ratio. As of March 31, 2026, the Company was in compliance with the financial covenants under the BAC Credit Agreement.

As of March 31, 2026, the carrying value of the outstanding borrowings under the BAC Credit Facility approximated its fair value due to the variable interest rates associated with the outstanding borrowings.

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

Letters of Credit

As of March 31, 2026, the Company has authorized three letters of credit for a total of $10.8 million for operational purposes, primarily related to Hagerty Re's Section 953(d) tax structuring election, and to a much lesser extent, a requirement under a quota share agreement, and lease down payment support.

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

The Investors include State Farm, Markel, and individuals related to Hagerty Holding Corp. ("HHC"). State Farm and Markel each own over 5% of the Company's outstanding common stock. McKeel Hagerty, the Company's CEO and the Chairman of its Board, along with Tammy Hagerty, may be deemed to control HHC, the controlling stockholder of the Company. Both State Farm and Markel can nominate one director to the Board, while HHC can nominate two directors. Refer to Note 16 — Stockholders' Equity and Note 20 — Related-Party Transactions for additional information.

The net proceeds from the Private Placement after deducting issuance costs of approximately $0.8 million were $79.2 million, which was recorded within Temporary Equity on the Condensed Consolidated Balance Sheets. The Company used the net proceeds from the Private Placement for general corporate purposes.

As of March 31, 2026, the estimated redemption value of the Series A Convertible Preferred Stock was $107.8 million, which represents the maximum cash payment, including cumulative dividends, that would be required to be paid if the Optional Term Redemption provision in the Certificate of Designations, as summarized below, is exercised as of the earliest possible redemption date of June 23, 2028. The decision to redeem the Series A Convertible Preferred Stock for cash is made at the discretion of the Company; however, the Company is controlled by HHC through its voting control of the Company. Accordingly, the redemption of the Series A Convertible Preferred Stock is considered outside the control of the Company and, as a result, the Series A Convertible Preferred Stock is recorded within Temporary Equity on the Condensed Consolidated Balance Sheets.

The Company has elected to apply the accretion method to adjust the carrying value of the Series A Convertible Preferred Stock to its estimated redemption value. Amounts recognized to accrete the Series A Convertible Preferred Stock to its estimated redemption value are treated as a deemed dividend and are recorded as a reduction to "Additional paid-in capital" on the Condensed Consolidated Balance Sheets. The estimated redemption value may vary in subsequent periods and the Company has elected to recognize such changes prospectively.

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

As of March 31, 2026, no shares of Series A Convertible Preferred Stock had been converted and the outstanding shares of Series A Convertible Preferred Stock were convertible into 6,785,410 shares of Class A Common Stock.

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

Optional Term Redemption — Any time after the fifth anniversary of the Closing, the Company may redeem all or any portion of the then-outstanding shares of the Series A Convertible Preferred Stock for cash (a "Term Redemption"). The redemption price per share to be paid by the Company would be equal to the greater of: (i) the Series A Purchase Price plus any accrued but unpaid Accruing Dividends multiplied by: (a) if after the fifth but prior to the sixth anniversary of the Closing, 110%; (b) if on or after the sixth but prior to the seventh anniversary of the Closing, 108%; (c) if on or after the seventh but prior to the eighth anniversary of the Closing, 106%; (d) if on or after the eighth but prior to the ninth anniversary of the Closing, 104%; (e) if on or after the ninth but prior to the tenth anniversary of the Closing, 102%; or (f) if on or after the tenth anniversary of the Closing, 100%; and (ii) the amount such share of Series A Convertible Preferred Stock would have received had it converted into Class A Common Stock prior to the Term Redemption.

Registration Rights Agreement — In connection with the Private Placement, the Company entered into a registration rights agreement with the Investors (the "Registration Rights Agreement") pursuant to which, the Investors are entitled to certain demand, shelf and piggyback registration rights with respect to the Series A Convertible Preferred Stock and shares of the Class A Common Stock issuable upon conversion thereof.

16 — Stockholders' Equity

Class A Common Stock

Hagerty, Inc. is authorized to issue 500,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. Holders of Class A Common Stock are entitled to one vote for each share. As of March 31, 2026 and December 31, 2025, there were 101,085,283 and 100,706,893 shares of Class A Common Stock issued and outstanding, respectively.

Class V Common Stock

Hagerty, Inc. is authorized to issue 300,000,000 shares of Class V Common Stock with a par value of $0.0001 per share. Class V Common Stock represents voting, non-economic interests in Hagerty, Inc. Holders of Class V Common Stock are entitled to 10 votes for each share. In connection with the business combination that formed Hagerty, Inc. in 2021, shares of Class V Common Stock were issued to HHC and Markel (together, the "Legacy Unit Holders") along with an equivalent number of THG units. Each share of Class V Common Stock, together with the corresponding THG unit, is exchangeable for one share of Class A Common Stock. As of March 31, 2026 and December 31, 2025, there were 241,552,156 shares of Class V Common Stock issued and outstanding. Refer to "Exchange of THG Units" below for additional information.

Preferred Stock

Hagerty, Inc. is authorized to issue 20,000,000 shares of Preferred Stock with a par value of $0.0001 per share. The Board has the authority to issue shares of Preferred Stock with such designations, voting and other rights and preferences as may be determined from time to time.

As of March 31, 2026 and December 31, 2025, there were 8,483,561 shares of Preferred Stock issued and outstanding, which may, at the option of the holder, be converted at any time into shares of Class A Common Stock. Refer to Note 15 — Convertible Preferred Stock for additional information.

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

The following table summarizes the changes in ownership of THG units for the periods presented:

	Three months ended March 31,
	2026	2025
THG units held by Hagerty, Inc.
Beginning of period	100,706,893	90,032,391
Issuance of shares under employee plans	8,290	8,272
Exchange of THG units for Class A Common Stock	370,100	24,000
End of period	101,085,283	90,064,663
Ownership percentage
Beginning of period	29.1%	26.1%
End of period	29.2%	26.1%

THG units held by other unit holders
Beginning of period	245,420,794	255,178,346
Exchange of THG units for Class A Common Stock	(370,100)	(24,000)
End of period	245,050,694	255,154,346
Ownership percentage
Beginning of period	70.9%	73.9%
End of period	70.8%	73.9%

Total THG units outstanding	346,135,977	345,219,009

At the end of each reporting period, THG equity attributable to Hagerty, Inc. and the non-controlling interest unit holders, respectively, is reallocated to reflect their current ownership in THG.

Shares Issued Under Employee Plans

Certain employees of THG subsidiaries are awarded share-based compensation in the form of restricted stock units ("RSUs") and performance restricted stock units ("PRSUs") under the 2021 Stock Incentive Plan. Upon the vesting of these awards, the employees receive shares of Class A Common Stock and the Company is issued an equivalent number of THG units, thereby increasing its ownership interest in THG. Employees of THG subsidiaries may also participate in the 2021 Employee Stock Purchase Plan (the "ESPP") under which these employees may purchase shares of Class A Common Stock at a discounted price and the Company is issued an equivalent number of THG units.

During the three months ended March 31, 2026 and 2025, the Company received 8,290 and 8,272 THG units, respectively, in connection with shares of Class A Common Stock that were issued as a result of share-based compensation awards vesting under the 2021 Stock Incentive Plan. No shares of Class A Common Stock were issued related to the Company's ESPP during the three months ended March 31, 2026 and 2025.

Exchange of THG Units

Each THG unit and, if applicable, the associated share of Class V Common Stock, are exchangeable for, at the Company's option, one share of Class A Common Stock or cash. If the Company elects for an exchange to be settled in cash, the cash used to settle the exchange must be funded through a new equity offering of Class A Common Stock. Upon completion of any THG unit exchange, shares of any exchanged Class V Common Stock are cancelled and Hagerty, Inc. retains the exchanged THG units. Changes in Hagerty, Inc.'s ownership interest in THG while retaining its controlling interest are accounted for as equity transactions. Accordingly, exchanges of THG units by unit holders other than Hagerty, Inc. increase Hagerty, Inc.'s ownership in THG, thereby reducing the amount recorded as "Non-controlling interest" and increasing "Additional paid-in capital" on the Condensed Consolidated Balance Sheets.

In the third quarter of 2025, HHC completed an exchange of 9,481,750 THG units, together with the corresponding shares of Class V Common Stock, for 9,481,750 shares of Class A Common Stock (the "THG Unit Exchange"). Upon the consummation of the THG Unit Exchange, the exchanged shares of Class V Common Stock were cancelled.

During the three months ended March 31, 2026 and 2025, certain other holders of THG units that do not hold corresponding shares of Class V Common Stock exchanged 370,100 and 24,000, respectively, THG units for an equal number of shares of Class A Common Stock. These exchanges resulted in reductions to "Non-controlling interest" and corresponding increases to "Additional paid-in capital" of $0.7 million and $0.2 million, respectively.

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

The THG Preferred Units are recorded on the financial statements of THG based on their estimated redemption value, which represents the maximum cash payment, including cumulative dividends, that would be required to be paid to Hagerty, Inc. if the Optional Term Redemption of the Series A Convertible Preferred Stock is exercised. Amounts recognized to accrete the THG Preferred Units to their estimated redemption value are treated as a deemed dividend due to Hagerty, Inc. The amount of this deemed dividend is attributed entirely to Hagerty, Inc. prior to allocating the remainder of THG's consolidated net income or loss between controlling and non-controlling interests. In each of June 2025 and 2024, THG paid $5.6 million of cash dividends to Hagerty, Inc. on the THG Preferred Units. Refer to Note 15 — Convertible Preferred Stock for additional information on the Private Placement and the Series A Convertible Preferred Stock.

Distributions to Unit Holders of THG

Under the terms of the THG LLC Agreement, THG is obligated to make tax distributions to its unit holders. During the three months ended March 31, 2026 and 2025, THG made tax distributions of $0.4 million and $24.7 million, respectively, to non-controlling interest unit holders and $0.2 million and $9.7 million, respectively, of tax distributions to Hagerty, Inc.

17 — Share-Based Compensation

The 2021 Stock Incentive Plan provides for the issuance of up to approximately 38.3 million shares of Class A Common Stock to certain employees and non-employee directors. The 2021 Stock Incentive Plan allows for the issuance of incentive stock options, non-qualified stock options, restricted stock awards, stock appreciation rights, RSUs, and PRSUs. As of March 31, 2026, there were approximately 26.1 million shares available for future grants under the 2021 Stock Incentive Plan.

The following table summarizes share-based compensation expense recognized during the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
	2026	2025

	in thousands
Restricted stock units	$3,183	$3,202
Performance restricted stock units	1,434	1,190
Total share-based compensation expense	$4,617	$4,392

Restricted Stock Units

RSUs typically vest over a three to five-year period based on the requisite service period. The grant date fair value is determined based on the closing market price of the Class A Common Stock on the business day prior to the grant date and the related share-based compensation expense is recognized over the requisite service period on a straight-line basis.

The following table provides a summary of RSU activity during the three months ended March 31, 2026:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested balance as of January 1, 2026	3,548,091	$9.56
Vested (1)	(12,820)	7.80
Forfeited	(195,574)	9.21
Unvested balance as of March 31, 2026	3,339,697	$9.59

(1)    For the three months ended March 31, 2026, 8,290 shares of Class A Common Stock were issued related to the vesting of RSUs in the period, net of shares withheld for the funding of employee tax obligations.

The following table provides additional data related to RSU activity during the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
	2026	2025

	in thousands (except years)
Total fair value of shares vested (1)	$100	$100
Unrecognized compensation expense	$18,683	$25,512
Weighted average period awards are expected to be recognized (in years)	2.32	2.72

(1)    The tax impact related to vested RSUs for the three months ended March 31, 2026 and 2025 was not material to the Condensed Consolidated Financial Statements.

Performance Restricted Stock Units

Performance Condition PRSUs

PRSUs granted under the Performance Condition PRSU Agreement, a form of PRSU agreement under the 2021 Stock Incentive Plan, are eligible to vest subject to the satisfaction of both performance-based and service-based conditions. The performance-based vesting condition will be satisfied contingent upon the Company's level of performance over the designated performance period (the "Performance Period") as measured against a financial performance target (the "Performance Target"), each as determined by the Compensation Committee. Following the end of the Performance Period, the Compensation Committee will determine the applicable attained performance level with payout percentages ranging from 35% to 200% (each, a "Payout Percentage") of the target number of PRSUs awarded. In the event of a Change in Control (as defined in the Performance Condition PRSU Agreement) before the end of a scheduled Performance Period, the Compensation Committee retains discretion to end the Performance Period early and measure performance levels as of a revised measurement date.

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

The following table provides a summary of the activity related to PRSUs granted under the Performance Condition PRSU Agreement during the three months ended March 31, 2026:

	Performance Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested balance as of January 1, 2026	538,531	$9.20
Granted	—	—
Unvested balance as of March 31, 2026	538,531	$9.20

As of March 31, 2026, the maximum number of shares of Class A Common Stock that may be issued with respect to PRSUs granted under the Performance Condition PRSU Agreement is 1,077,062, assuming full achievement of the Performance Target.

The following table provides additional data related to performance condition PRSU award activity during the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
	2026	2025

	in thousands (except years)
Unrecognized compensation expense	$3,688	$3,691
Weighted average period awards are expected to be recognized (in years)	1.54	2.00

Market Condition PRSUs

In April 2022, the Company's CEO was granted 3,707,136 market condition PRSUs, which provide him the opportunity to receive up to 3,707,136 shares of Class A Common Stock. The award had a grant date fair value of approximately $19.2 million, which was estimated using a Monte Carlo simulation model. These PRSUs have both market-based and service-based vesting conditions. Shares of Class A Common Stock issuable under this award can be earned based on the achievement of the following stock price targets: (i) 25% of the shares can be earned when the stock price of the Class A Common Stock exceeds $20.00 per share for 60 consecutive days; (ii) 25% of the shares can be earned when the stock price of the Class A Common Stock exceeds $25.00 per share for 60 consecutive days; and (iii) 50% of the shares can be earned when the stock price of the Class A Common Stock exceeds $30.00 per share for 60 consecutive days. These market-based conditions must be met in order for the PRSUs to vest; therefore, it is possible that no shares will ultimately vest. If any of the market-based conditions are met, the PRSUs will vest contingent upon continued service through the earlier of three years after achievement of the stock price target or the end of the seven-year performance period. As of March 31, 2026, no market condition PRSUs had vested.

The Company will recognize the entire $19.2 million of compensation expense for this award over the requisite service period, regardless of whether such market-based conditions are met. As of March 31, 2026, unrecognized compensation expense related to this award was $7.8 million, which the Company expects to recognize over a period of 3 years.

The following table summarizes the assumptions and related information used to determine the grant-date fair value of the market condition PRSUs awarded in April 2022:

Inputs	Performance Restricted Stock Units
Weighted average grant-date fair value per share	$5.19
Expected stock volatility	35%
Expected term (in years)	7.0
Risk-free interest rate	2.5%
Dividend yield	—%

Employee Stock Purchase Plan

The ESPP allows substantially all of the Company's employees to purchase shares of Class A Common Stock at a discount. As of March 31, 2026, 285,028 shares had been purchased under the ESPP and there were approximately 11.2 million shares available for future purchases.

18 — Earnings Per Share

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

The Company's potentially dilutive securities consist of (i) unvested RSUs and shares issuable under the ESPP, with the dilutive effect calculated using the Treasury Stock Method; (ii) unvested PRSUs, with the dilutive effect calculated using the Contingently Issuable Method; and (iii) non-controlling interest THG units and Series A Convertible Preferred Stock, with the dilutive effect calculated using the more dilutive of the If-Converted Method and the Two-Class Method.

In periods in which the Company reports a net loss attributable to Class A Common Stockholders, diluted net loss per share attributable to Class A Common Stockholders is equal to basic net loss per share because potentially dilutive shares of Class A Common Stock are not assumed to be issued if their effect is anti-dilutive.

The following table summarizes the basic and diluted earnings (loss) per share calculations for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
	2026	2025

Basic Earnings (Loss) per Share	in thousands (except per share amounts)
Net income (loss) available to Class A Common Stockholders	$(6,521)	$6,041
Weighted average shares of Class A Common Stock outstanding	101,034	90,047
Basic earnings (loss) per share	$(0.06)	$0.07

Diluted Earnings (Loss) per Share
Net income (loss) available to Class A Common Stockholders	$(6,521)	$22,786
Weighted average shares of Class A Common Stock outstanding	101,034	346,311
Diluted earnings (loss) per share	$(0.06)	$0.07

Net income available to Class A Common Stockholders
Net income (loss)	$(12,745)	$27,293
Net (income) loss attributable to non-controlling interest	8,254	(18,922)
Accretion of Series A Convertible Preferred Stock	(2,030)	(1,875)
Undistributed earnings allocated to Series A Convertible Preferred Stock	—	(455)
Net income (loss) available to Class A Common Stockholders, Basic	(6,521)	6,041
Undistributed earnings reallocated to Series A Convertible Preferred Stock	—	—
Adjustment for potentially dilutive THG units	—	16,685
Adjustment for potentially dilutive Series A Convertible Preferred Stock	—	—
Adjustment for potentially dilutive share-based compensation awards	—	60
Net income (loss) available to Class A Common Stockholders, Diluted	$(6,521)	$22,786

Weighted Average Shares of Class A Common Stock Outstanding
Weighted average shares of Class A Common Stock outstanding, Basic	101,034	90,047
Adjustment for potentially dilutive THG units	—	255,172
Adjustment for potentially dilutive Series A Convertible Preferred Stock	—	—
Adjustment for potentially dilutive share-based compensation awards	—	1,092
Weighted average shares of Class A Common Stock outstanding, Diluted	101,034	346,311

The following table summarizes the weighted average potential shares of Class A Common Stock excluded from diluted earnings (loss) per share of Class A Common Stock as their effect would be anti-dilutive for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
	2026	2025

	in thousands
THG units	245,102	—
Series A Convertible Preferred Stock	6,785	6,785
Unvested shares associated with share-based compensation awards	8,007	4,297
Total	259,894	11,082

19 — Taxation

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

In addition, Hagerty Re, a Bermuda corporation, made an irrevocable election under Section 953(d) of the Internal Revenue Code ("IRC"), as amended, to be taxed as a U.S. domestic corporation. As a result, Hagerty Re is subject to U.S. taxation on its world-wide income as if it were a U.S. corporation. In accordance with an agreement between Hagerty Re and the Internal Revenue Service ("IRS"), Hagerty Re established an irrevocable letter of credit with the IRS in 2021.

Income Tax Expense

The Company's provision for income taxes was a benefit of $8.2 million, resulting in an effective tax rate of 39.1% for the three months ended March 31, 2026, compared to an expense of $5.5 million, resulting in an effective tax rate of 16.7% for the three months ended March 31, 2025. The change in Income tax (expense) benefit period over period is driven by non-reversing temporary differences between taxable income and pre-tax book income related to the Markel Fronting Arrangement, partially offset by higher earnings in Hagerty Re and an increase in Hagerty, Inc.'s allocable share of income from THG.

As of March 31, 2026 and December 31, 2025, total gross unrecognized tax benefits were $0.2 million and $0.1 million, respectively. The Company recognizes interest and penalties related to unrecognized tax benefits within "Income tax (expense) benefit" in the Condensed Consolidated Statements of Operations. As of March 31, 2026, there were no amounts of gross interest and penalties accrued.

TRA Liability

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

As of March 31, 2026 and December 31, 2025, the estimated value of the TRA Liability was $38.3 million and $39.8 million, respectively. Outside of TRA payments, there were no changes in the estimated value of the TRA Liability for the three months ended March 31, 2026 and 2025.

During the three months ended March 31, 2026 and 2025, Hagerty, Inc. made TRA payments of $1.5 million and $0.2 million, respectively, to the Legacy Unit Holders.

20 — Related-Party Transactions

As of March 31, 2026, Markel and State Farm had the following equity interests in Hagerty and, as a result, are considered related parties:

	Markel		State Farm
Equity Interest	Shares/Units	Percentage of total outstanding (1)	Shares/Units	Percentage of total outstanding (1)
Hagerty, Inc. Class A Common Stock	3,108,000	3.1%	51,800,000	51.2%
Hagerty, Inc. Class V Common Stock	75,000,000	31.0%	—	—%
Hagerty, Inc. Series A Convertible Preferred Stock	1,590,668	18.8%	5,302,226	62.5%
THG units	75,000,000	21.7%	—	—%

Controlling interest	3,108,000	3.1%	51,800,000	51.2%
Non-controlling interest	75,000,000	30.6%	—	—%

(1)    The percentages reflected represent only the ownership of the specific security identified in each row, and are not reflective of the total economic ownership in Hagerty.

Refer to Note 16 — Stockholders' Equity and Note 15 — Convertible Preferred Stock for a description of each equity interest in the table above.

Markel

The Company is party to a master relationship agreement and associated agency and claims services agreements with Markel. Under these agreements, the Company's U.S. MGA subsidiary is licensed and authorized to underwrite, sell, and service insurance policies written through Essentia, which serves as the dedicated carrier for Hagerty's specialty collector vehicle insurance policies in the U.S.

Effective January 1, 2026, the Company and Markel became parties to the Markel Fronting Arrangement and the LPT Agreement, which are described in Note 3 — Markel Fronting Arrangement. Amounts due to or from Markel subsidiaries arising from these arrangements are settled on a net basis in accordance with the contractual terms of the underlying agreements.

The following tables summarize all balances related to the Company's business with Markel subsidiaries:

	Three months ended March 31,
	2026	2025

Revenue:	in thousands
Earned premium, net	$244,808	$175,061
Commission and fee revenue	1,706	93,973
Total revenue	$246,514	$269,034
Expenses:
Losses and loss adjustment expenses, net	$91,506	$79,911
Policy acquisition costs, net	99,949	79,467
Underwriting and other insurance expenses	2,117	—
Total expenses	$193,572	$159,378

	March 31,	December 31,
	2026	2025

Assets:	in thousands
Accounts receivable	$1,196	$1,321
Premiums receivable	—	174,169
Reinsurance recoverables	1,742	1,958
Other assets	6,155	—
Total assets	$9,093	$177,448
Liabilities:
Accounts payable and accrued expenses	$1,200	$—
Losses payable and reserves for unpaid losses and loss adjustment expenses	—	247,758
Due to insurers	4,773	88,888
Ceding commissions payable	—	83,494
Other liabilities	2,553	2,470
Total liabilities	$8,526	$422,610

Pursuant to the terms of the Markel Fronting Arrangement, Hagerty Re maintains assets in trust for the benefit of Essentia. These assets are included within "Restricted cash and cash equivalents", "Fixed maturity securities" and "Equity securities" on the Condensed Consolidated Balance Sheets. The assets held in trust for the benefit of Essentia totaled $592.2 million and $680.4 million as of March 31, 2026 and December 31, 2025, respectively.

State Farm

Alliance Agreement

Hagerty has a 10-year master alliance agreement and associated managing general underwriter agreement with State Farm, under which State Farm Classic+ policies are offered to State Farm's customers through State Farm agents. This program began issuing policies in September 2023. As of March 31, 2026, State Farm Classic+ policies were being offered in 33 states, with conversions of their existing book of business occurring in 17 of these states and plans to offer such policies in additional states in the remainder of 2026 and 2027. Under the master alliance agreement, State Farm paid Hagerty an advanced commission of $20.0 million in 2020, which is being recognized as "Commission and fee revenue" over the remaining life of the arrangement. In addition, the Company is paid a commission for underwriting, binding coverage, and issuing State Farm Classic+ policies and can offer HDC memberships to State Farm Classic+ customers, providing Hagerty with an additional revenue opportunity.

Reinsurance Agreement

Hagerty Re has a quota share agreement to cede a portion of the risk related to High-Net-Worth Accounts to Oglesby Reinsurance Company, a wholly owned subsidiary of State Farm. Refer to Note 13 — Reinsurance for additional information on the Company's reinsurance programs.

The following tables summarize all balances related to the risk ceded by Hagerty Re to State Farm subsidiaries:

	Three months ended March 31,
	2026	2025

Revenue:	in thousands
Earned premium, net (1)	$(5,207)	$(4,456)
Expenses:
Losses and loss adjustment expenses, net (2)	$(1,562)	$(6,087)
Policy acquisition costs, net (3)	(2,708)	(2,317)
Total expenses	$(4,270)	$(8,404)

(1)    Represents premiums ceded to State Farm subsidiaries, which are accounted for as a reduction to "Earned premium, net".
(2)    Represents loss recoveries associated with reinsurance ceded to State Farm subsidiaries, which are accounted for as a reduction to "Losses and loss adjustment expenses, net".
(3)    Represents commissions earned from State Farm subsidiaries related to ceded reinsurance, which are accounted for as a reduction to "Policy acquisition costs, net".

	March 31,	December 31,
	2026	2025

Assets:	in thousands
Accounts receivable	$2,873	$2,716
Deferred acquisition costs, net (1)	(5,566)	(5,400)
Reinsurance recoverables	4,858	6,668
Prepaid reinsurance premiums	10,704	10,385
Total assets	$12,869	$14,369
Liabilities:
Other liabilities (2)	$5,525	$5,224
Total liabilities	$5,525	$5,224

(1)    Represents unearned ceding commissions received from State Farm subsidiaries.
(2)    Represents reinsurance premiums due to State Farm subsidiaries.

State Farm Term Loan

In September 2023, Hagerty Re entered into an unsecured term loan facility with State Farm in an aggregate principal amount of $25.0 million and an interest rate of 8.0% per annum. The State Farm Term Loan will mature in September 2033. Refer to Note 14 — Debt for additional information.

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

Litigation — From time to time, the Company is involved in various claims and legal actions that arise in the ordinary course of business. Management is required to assess the likelihood of any adverse judgments or outcomes related to these legal contingencies, as well as potential ranges of probable or reasonably possible losses. The determination of the amount of any losses to be recorded or disclosed as a result of these contingencies is based on a careful analysis of each individual exposure with, in some cases, the assistance of outside legal counsel. The amount of losses recorded or disclosed for such contingencies may change in the future due to new developments in each matter or a change in legal or settlement strategy. While the impact of any one or more legal claims or proceedings could be material to the Company's operating results in any period, management does not believe that the outcome of any of these pending claims or proceedings, individually or in the aggregate, will have a material adverse effect on the Company's consolidated financial condition or liquidity.

22 — Subsequent Events

Management has evaluated subsequent events through May 6, 2026, which is the date these Condensed Consolidated Financial Statements were issued, and no material subsequent events were identified that are required to be reported.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K ("Annual Report") and our Condensed Consolidated Financial Statements and related Notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q ("Quarterly Report"). This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Please refer to the section in this Quarterly Report entitled "Cautionary Statement Regarding Forward-Looking Statements".

Overview

We are a market leader in providing insurance for collector cars and enthusiast vehicles, helping the automotive enthusiast community protect and enjoy their special cars for over 40 years. Through our insurance model, our wholly owned subsidiary, Hagerty Reinsurance Limited ("Hagerty Re"), reinsures collector car and enthusiast vehicle insurance risks. Hagerty Re reinsures risks predominantly from policies issued by Essentia Insurance Company ("Essentia"), a subsidiary of Markel Group Inc. ("Markel"). Markel is a related party to the Company. Refer to Note 20 — Related-Party Transactions in Item 1 of Part I of this Quarterly Report for additional information on related party transactions with Markel.

We also operate as a Managing General Agent ("MGA") by underwriting, selling, and servicing collector car and enthusiast vehicle insurance policies on behalf of insurance carriers, including Hagerty Re under the Markel Fronting Arrangement. Our insurance products are complemented by our membership product, Hagerty Drivers Club ("HDC"), our renowned car events, and our media and entertainment platforms.

Complementing our insurance offerings, we operate a trusted marketplace where collectors and enthusiasts can buy and sell a wide range of vehicles, from entry level enthusiast vehicles to high value collector cars. Through our marketplace, we also provide financing solutions by structuring loans secured by collector cars.

Together, our integrated automotive ecosystem fosters a vibrant community where enthusiasts connect, share their passion, and access resources that enhance their ownership experience. Our vision is to be the world's most trusted and preferred brand for automotive enthusiasts to insure, buy, sell, and enjoy their special cars.

Markel Fronting Arrangement

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

Due to the expanded underwriting and claims authority granted to us under the Markel Fronting Arrangement, we now control the Essentia book of business. While our United States ("U.S.") MGA subsidiary and Hagerty Re continue to operate in the same manner they have historically, beginning on January 1, 2026, the benefit of our MGA services with respect to the Essentia book of business is being received by Hagerty Re and not Essentia. As a result, effective in the first quarter of 2026, we are no longer recognizing commission revenue or the associated ceding commission expense for Essentia-originated policies in our Condensed Consolidated Financial Statements. However, ceding commission expense associated with Essentia policies issued in 2025 will continue to be recognized ratably over the remaining term of those policies throughout 2026. In addition, policy acquisition costs incurred by our U.S. MGA subsidiary for Essentia policies issued in 2026 will be deferred and amortized over the policy term. Although we expect the Markel Fronting Arrangement to result in increased profitability, our reported commission revenue and ceding commission expense will be lower than in prior periods, reflecting the new contractual terms governing our relationship with Markel.

On December 31, 2025, in connection with the Markel Fronting Arrangement, we entered into a loss portfolio transfer agreement (the "LPT Agreement") that became effective on January 1, 2026. Pursuant to the LPT Agreement, Hagerty Re assumed 100% of the net retained liabilities for Essentia-originated policies issued prior to January 1, 2026 and received $50.5 million in cash consideration. We are accounting for the LPT Agreement using the deposit method of accounting. At inception, we recorded the $50.5 million of cash consideration received as a deposit liability within "Other liabilities" on the Condensed Consolidated Balance Sheets. As of January 1, 2026, the estimated value of the liabilities assumed under the LPT Agreement was $42.7 million, resulting in an initial deferred gain of $7.8 million, which is being recognized over the expected period of future claim payments within "Interest expense and other, net" in the Condensed Consolidated Statements of Operations.

Reportable Segments

Due to the continued revenue growth and recent geographic expansion of the marketplace business, beginning in the fourth quarter of 2025, we updated our segment reporting to reflect two operating and reportable segments: Insurance and Marketplace. Previously, we operated as a single operating and reportable segment. We have recast prior period segment information to conform to the current presentation in this Quarterly Report. For more information regarding segment reporting, refer to Note 5 — Segment Reporting and Disaggregated Revenue in Item 1 of Part I of this Quarterly Report.

Components of Our Results of Operations

Revenue

Earned premium, net

Earned premium, net represents the earned portion of written premiums assumed under quota share reinsurance agreements with insurance carriers, net of premiums ceded to various reinsurers. Premiums assumed and ceded are recognized on a pro-rata basis over the term of the reinsured policies, which is generally 12 months.

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

Effective January 1, 2026, commission revenue for Essentia-originated policies is no longer recognized in our Condensed Consolidated Statements of Operations, reflecting the new contractual terms governing our relationship with Markel, as discussed in more detail above under "Markel Fronting Arrangement". Commission and fee revenue will continue to include commissions earned from our other MGA activities, including from a subsidiary of State Farm Mutual Automobile Insurance Company ("State Farm") and our insurance carrier partners in Canada and the U.K. State Farm is a related party to the Company. Refer to Note 20 — Related-Party Transactions in Item 1 of Part I of this Quarterly Report for additional information on related party transactions with State Farm.

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

Commission and fee-based marketplace revenue is recognized on a net basis when the underlying sale is completed, which is generally upon the matching of a seller and buyer in a legally binding sale transaction. Revenue from the sale of acquired collector cars and enthusiast vehicles is recognized on a gross basis at the point in time when title and control of the vehicle is transferred to the buyer, which is generally upon collection of the full purchase price. Finance revenue is recognized over time based on the amount of the outstanding loan, the applicable interest rate on the loan, and the length of time the loan was outstanding during the period.

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

Net investment income

Net investment income primarily consists of interest earned on our cash, cash equivalents, and fixed maturity securities, and, to a lesser extent, dividends earned from equity securities. Net investment income is recorded net of related investment management fees and expenses.

Net investment gains (losses)

Net investment gains (losses) represents the cumulative difference between the cost basis (or carrying value) and the net proceeds received from the sale of investments during the period, as well as the change in fair value of our equity securities between periods.

Expenses

Losses and loss adjustment expenses, net

Losses and loss adjustment expenses, net represents our best estimate of the losses and associated settlement costs related to the risks we assume. Losses consist of claims paid, case reserves, and incurred but not reported ("IBNR") costs, which are recorded net of estimated recoveries from reinsurance, salvage, and subrogation. Loss adjustment expenses consist of the cost associated with processing and settling claims.

Throughout the year, we record a quarterly estimate of losses and loss adjustment expenses for the current accident year using an annual loss ratio, which is based on statistical analysis performed by our internal and external actuarial teams. The annual loss ratio is reviewed regularly throughout the year and adjusted, as necessary. Management believes this approach provides a more consistent view of loss experience over the year given the seasonality of our business.

Losses and loss adjustment expenses, net also includes the impact of reserve adjustments recorded to reflect the favorable or unfavorable development of prior accident year claims.

Effective January 1, 2026, as a result of the Markel Fronting Arrangement through which we assumed control of the Essentia book of business, internal overhead costs related to claims handling and settlement for this book of business are reported within losses and loss adjustment expenses. Prior to January 1, 2026, such costs were reported within Selling, general, and administrative expenses.

Policy acquisition costs, net

Policy acquisition costs, net represents costs directly related to the successful acquisition or renewal of insurance policies where we assume risk.

Prior to January 1, 2026, Policy acquisition costs, net included only the ceding commissions paid by Hagerty Re to insurance carriers for the risks assumed under the quota share agreements with those carriers. These commissions represented Hagerty Re's pro-rata share of the carrier's costs including (i) policy acquisition costs, which principally consisted of the commissions earned by our U.S. MGA subsidiary related to the Essentia book of business; (ii) general and administrative costs; and (iii) other costs.

Effective January 1, 2026, the definition of Policy acquisition costs, net includes costs incurred by our U.S. MGA subsidiary for the successful acquisition or renewal of insurance policies issued under the Markel Fronting Arrangement. The policy acquisition costs associated with the Markel Fronting Arrangement primarily include (i) third-party broker commissions; (ii) certain salaries, benefits, and other costs associated with underwriting, policy issuance, processing, and selling activities; (iii) fronting fees; and (iv) premium taxes.

Effective January 1, 2026, ceding commission expense for Essentia-originated policies is no longer recognized in our Condensed Consolidated Statements of Operations, reflecting the new contractual terms governing our relationship with Markel, as discussed in more detail above under "Markel Fronting Arrangement".

Policy acquisition costs, net is recognized ratably over the term of the related policies, which is generally 12 months.

Underwriting and other insurance expenses

Underwriting and other insurance expenses consists of the operating costs incurred in connection with our risk taking activities that are not classified within Losses and loss adjustment expenses, net or Policy acquisition costs, net.

Effective January 1, 2026, as a result of the Markel Fronting Arrangement through which we assumed control of the Essentia book of business, Underwriting and other insurance expenses include costs incurred by our U.S. MGA subsidiary that are associated with our underwriting operations such as underwriting staff compensation and related benefits, technology and systems costs that support the underwriting process, and expenses related to risk evaluation and pricing. Also included are general and administrative expenses attributable to the operations of our risk taking activities, including facilities costs, professional services fees, regulatory and compliance costs, and other overhead expenses. Prior to January 1, 2026, such costs were reported within Selling, general, and administrative expenses.

Selling, general, and administrative expenses

Selling, general, and administrative expenses primarily consists of the operating costs incurred by our non-risk taking activities, including our MGA, membership, events, and media activities, as well as our Marketplace segment. These costs primarily include salaries and benefits, sales expense, general and administrative expenses, and depreciation and amortization.

Other Items

Interest expense and other, net

Interest expense and other, net primarily includes interest expense related to outstanding borrowings, primarily related to our current and prior revolving credit facilities with JPMorgan Chase Bank, N.A. ("JPM"), as well as the State Farm Term Loan (as defined in Note 14 — Debt in Item 1 of Part I of this Quarterly Report). Interest expense and other, net also includes the amortization of the gain from the LPT Agreement and changes in the estimated value of the liability associated with the Tax Receivable Agreement ("TRA") ("TRA Liability") between periods. Refer to Note 3 — Markel Fronting Arrangement in Item 1 of Part I of this Quarterly Report for additional information related to the LPT Agreement. Refer to Note 19 — Taxation in Item 1 of Part I of this Quarterly Report for additional information related to the TRA.

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

Insurance Segment

Total Written Premium represents the total amount of insurance premium written by our MGA subsidiaries on behalf of our insurance carrier partners and wholly owned insurance carrier subsidiary, Drivers Edge, during the period. Total Written Premium reflects the direct economic benefit of our policy acquisition efforts.

Net Assumed Premium represents the amount of insurance premium assumed by Hagerty Re under quota share reinsurance arrangements with insurance carriers during the period, net of premiums ceded to various reinsurers. Net Assumed Premium is closely correlated with the growth of earned premium and underwriting results of Hagerty Re.

Hagerty Re Loss Ratio represents the ratio of (i) Hagerty Re's losses and loss adjustment expenses to (ii) its earned premium. Hagerty Re Loss Ratio is calculated using Hagerty Re's standalone financial statements, which in the current period exclude $5.9 million of claims handling expenses incurred by our MGA subsidiaries on behalf of Hagerty Re. Hagerty Re's standalone financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). This metric allows us to evaluate Hagerty Re's loss patterns on the basis of its standalone GAAP financial statements and make necessary and appropriate adjustments.

Hagerty Re Combined Ratio represents the ratio of (i) Hagerty Re's losses, loss adjustment expenses, and underwriting expenses to (ii) its earned premium. Hagerty Re's underwriting expenses primarily include policy acquisition costs and, to a lesser extent, certain administrative expenses. Hagerty Re Combined Ratio is calculated using Hagerty Re's standalone GAAP financial statements, which in the current period include $11.5 million of commissions paid to our MGA subsidiaries that are eliminated in consolidation. This metric provides a benchmark to evaluate Hagerty Re's underwriting profitability on the basis of its standalone GAAP financial statements. A combined ratio under 100% indicates underwriting income while a combined ratio exceeding 100% indicates an underwriting loss.

New Business Count represents the number of new insurance policies written by our MGA subsidiaries during the period. New Business Count is an important metric to assess our financial performance because policy growth is critical to our success. While we benefit from strong policy retention through renewals, new policies more than offset those cancelled or non-renewed at expiration. New policies also often mean new relationships and an opportunity to sell additional products and services.

Policies in Force ("PIF") represents the number of current and active insurance policies written by our MGA subsidiaries as of the end of the period. PIF is an important metric to assess our financial performance because policy growth drives revenue growth, increases brand awareness and market penetration, generates additional insight to improve the performance of our platform, and provides key data to assist us in strategic decision making.

PIF Retention represents the percentage of expiring insurance policies written by our MGA subsidiaries that are renewed on the renewal effective date, calculated on a twelve months basis. PIF Retention is an important measurement of the number of policies retained each year, which contributes to our recurring revenue streams including commissions earned by our MGA subsidiaries, HDC membership fees, and earned premium generated by Hagerty Re.

Vehicles in Force represents the number of current vehicles that are insured by policies written by our MGA subsidiaries as of the end of the period. Vehicles in Force is an important metric to assess our financial performance because insured vehicle growth drives revenue growth and increases market penetration.

HDC Paid Member Count represents the number of current insurance policyholders and paid HDC subscribers (collectively, "Members") who pay an annual membership subscription as of the end of the period. HDC Paid Member Count primarily includes Members whose HDC membership is bundled with their insurance policy and paid as part of their policy premium. HDC Paid Member Count is an important metric because it helps us measure membership revenue growth and provides an opportunity to cross-sell other products and services to our Members.

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

BAC Loan Portfolio Balance represents the period end loan portfolio balance of Broad Arrow Capital LLC ("BAC") recorded on our Condensed Consolidated Balance Sheets.

BAC Average Loan Portfolio represents the monthly average loan portfolio balance of BAC during the period.

Financial Highlights

The table below presents a summary of key financial measures from our Condensed Consolidated Financial Statements, which are prepared in accordance with GAAP, as well as our non-GAAP financial measures.

	Three months ended March 31,
	2026	2025	Change

GAAP Financial Measures	dollars in thousands (except per share amounts)
Total Revenue (1)	$311,830	$328,336	$(16,506)	(5.0)%
Income (loss) before taxes	$(20,937)	$32,782	$(53,719)	(163.9)%
Net Income (Loss)	$(12,745)	$27,293	$(40,038)	(146.7)%
Basic Earnings (Loss) Per Share ("EPS")	$(0.06)	$0.07	$(0.13)	(185.7)%
Diluted EPS	$(0.06)	$0.07	$(0.13)	(185.7)%

Non-GAAP Financial Measures
Adjusted EBITDA	$85,185	$48,151	$37,034	76.9%
Adjusted Net Income (Loss)	$(13,144)	$25,352	$(38,496)	(151.8)%
Adjusted Diluted EPS	$(0.04)	$0.07	$(0.11)	(157.1)%

N/M = Not meaningful

(1)    Refer to Note 2 — Summary of Significant Accounting Policies in Item 1 of Part I of this Quarterly Report for a reconciliation of prior year revenue to current year presentation.

For the three months ended March 31, 2026, we reported a Net loss of $12.7 million, representing a $40.0 million decrease compared to the prior year, and Adjusted EBITDA of $85.2 million, representing a $37.0 million, or 76.9%, increase compared to the prior year.

In our Insurance segment, Loss before taxes for the three months ended March 31, 2026 was $20.4 million, representing a $53.3 million decrease from the prior period. The loss for the current period is due to the transition of our business under the Markel Fronting Arrangement, which resulted in a decrease in Commission and fee revenue and the recognition of non-cash costs to amortize the remaining deferred ceding commissions for Essentia policies written in 2025. These factors were partially offset by a $70.3 million, or 41.5%, increase in Earned premium, net, reflecting the increase to our quota share percentage from 80% to 100% under the Markel Fronting Arrangement, as well as the continued growth of that book of business.

In our Marketplace segment, Income before taxes for the three months ended March 31, 2026 was $0.8 million, compared to $1.5 million in the prior period. Current period results reflect a lower level of Broad Arrow inventory sales, as prior year results included the one-time sale of vehicles acquired from The Academy of Art University Collection. This decrease in inventory sales was largely offset by an increase in auction revenue due to strong results at the 2026 auction at The Amelia, which saw an 81% increase in Aggregate Auction Sales from the prior year.

Adjusted EBITDA, Adjusted Net Income (Loss), and Adjusted Diluted EPS are non-GAAP financial measures. Please see the section titled "Non-GAAP Financial Measures" below for a description of these non-GAAP financial measures and a reconciliation to the most comparable GAAP measure.

Results of Operations

Insurance Segment

The following table summarizes Insurance segment results of operations for the three months ended March 31, 2026 and 2025, and the dollar and percentage change between the two periods:

	Three months ended March 31,
	2026	2025	$ Change	% Change

Segment Results:	dollars in thousands
REVENUES:
Earned premium, net	$239,642	$169,355	$70,287	41.5%
Commission and fee revenue	16,435	100,287	(83,852)	(83.6)%
Membership and other revenue	22,127	20,865	1,262	6.0%
Net investment income	10,014	8,883	1,131	12.7%
Net investment losses	(2,289)	(315)	(1,974)	N/M
Total revenue	285,929	299,075	(13,146)	(4.4)%
EXPENSES:
Losses and loss adjustment expenses, net	97,919	71,130	26,789	37.7%
Policy acquisition costs, net	101,922	77,333	24,589	31.8%
Underwriting and other insurance expenses	59,588	1,357	58,231	N/M
Selling, general, and administrative expenses	46,866	115,941	(69,075)	(59.6)%
Interest expense and other, net	(16)	412	(428)	(103.9)%
Total expenses	306,279	266,173	40,106	15.1%
INCOME (LOSS) BEFORE TAXES	$(20,350)	$32,902	$(53,252)	(161.9)%
Operational Metrics:
Total Written Premium	$288,946	$244,327	$44,619	18.3%
Net Assumed Premium	$317,346	$155,651	$161,695	103.9%
Hagerty Re Loss Ratio	38.4%	42.0%	(3.6)%	N/M
Hagerty Re Combined Ratio	86.5%	88.5%	(2.0)%	N/M
New Business Count — Insurance	111,896	55,309	56,587	102.3%

	March 31,	December 31,
	2026	2025	Change

Operational Metrics:
Policies in Force	1,760,400	1,684,935	75,465	4.5%
Policies in Force Retention	88.5%	88.7%	(0.2)%	N/M
Vehicles in Force	2,910,661	2,819,179	91,482	3.2%
HDC Paid Member Count	940,313	929,895	10,418	1.1%

N/M = Not meaningful

As discussed in greater detail above under "Markel Fronting Arrangement", due to the expanded underwriting and claims authority granted to us under the Markel Fronting Arrangement, we now control the Essentia book of business. While our U.S. MGA subsidiary and Hagerty Re continue to operate in the same manner they have historically, beginning on January 1, 2026, the benefit of our MGA services is being received by Hagerty Re and not Essentia. As a result, effective in the first quarter of 2026, we are no longer recognizing commission revenue or the associated ceding commission expense for Essentia-originated policies in our Condensed Consolidated Financial Statements. However, ceding commission expense associated with Essentia policies issued in 2025 will continue to be recognized ratably over the remaining term of those policies throughout 2026. In addition, policy acquisition costs incurred by our U.S. MGA subsidiary for Essentia policies issued in 2026 are being deferred and amortized over the policy term. Accordingly, our entry into the Markel Fronting Arrangement has reduced the period‑to‑period comparability of our Condensed Consolidated Financial Statements.

The following table provides a reconciliation of the standalone results of operations for our Hagerty Re and MGA+ reporting units, which reflect the continuing operations of those businesses, to our Condensed Consolidated Statements of Operations:

	Three months ended March 31, 2026
	Hagerty Re: Essentia Policy Year 2025 (1)	Hagerty Re: Essentia Policy Year 2026 & Other Carriers (2)	Hagerty Re Total	MGA+ (4)	Consolidation Entries (5)	Insurance Segment

REVENUES:	in thousands
Earned premium, net	$218,273	$21,369	$239,642	$—	$—	$239,642
Commission and fee revenue			—	120,236	(103,801)	16,435
Membership and other revenue			—	22,127	—	22,127
Net investment income			9,232	782	—	10,014
Net investment losses			(2,289)	—	—	(2,289)
Total revenue			246,585	143,145	(103,801)	285,929
EXPENSES:
Losses and loss adjustment expenses, net (3)			91,965	5,954	—	97,919
Policy acquisition costs, net:
Ceding commission expense	99,357	8,741	108,098	—	(11,541)	96,557
Other policy acquisition costs			1,227	—	4,138	5,365
Underwriting and other insurance expenses (3)			6,050	78,703	(25,165)	59,588
Selling, general, and administrative expenses			—	46,866	—	46,866
Interest expense and other, net			(793)	777	—	(16)
Total expenses			206,547	132,300	(32,568)	306,279
Income (loss) before taxes			$40,038	$10,845	$(71,233)	$(20,350)

(1)    Represents Hagerty Re's earned premium and associated policy acquisition costs related to Essentia policies issued in 2025.
(2)    Represents Hagerty Re's earned premium and associated policy acquisition costs related to Essentia policies issued in 2026 and through other carriers.
(3)    Our MGA subsidiaries incur costs to fulfill certain underwriting and claims handling functions and incur related costs on behalf of Hagerty Re, for which they are compensated through an intercompany commission paid by Hagerty Re. These costs are reflected within the standalone results of our MGA+ reporting unit within Losses and loss adjustment expenses, net, and Underwriting and other insurance expenses.
(4)    The MGA+ reporting unit includes our MGA operations, as well as our membership, events and media activities.
(5)    Reflects entries made in consolidation to eliminate intercompany commission revenue and ceding commission expense between the Hagerty Re and MGA+ reporting units, as well as entries made to defer policy acquisition costs incurred by the MGA+ reporting unit. Such policy acquisition costs are amortized over the underlying policy term.

Earned premium, net

Earned premium, net was $239.6 million for the three months ended March 31, 2026, an increase of $70.3 million, or 41.5%, compared to 2025. This increase was primarily driven by our entry into the Markel Fronting Arrangement, which became effective January 1, 2026 and increased Hagerty Re's U.S. quota share from approximately 80% to 100%, including for in-force policies written in 2025. To a lesser extent, the increase was driven by continued growth of subject premiums written through our MGA subsidiaries.

The following tables present premiums assumed and earned, as well as the related quota share percentages for the three months ended March 31, 2026 and 2025:

	Three months ended March 31, 2026
	U.S.	Canada	U.K. (1)	Total

	in thousands (except percentages)
Subject premium (2)	$345,737	$8,995	$—	$354,732
Quota share percentage	100.0%	50.0%	80.0%	98.7%
Assumed premium	345,737	4,498	—	350,235
Reinsurance premiums ceded				(32,889)
Net assumed premium				317,346
Change in unearned premiums				(96,164)
Change in deferred reinsurance premiums				18,460
Earned premium, net				$239,642

(1)    In 2026, we did not reinsure classic auto risks produced by our United Kingdom ("U.K.") MGA subsidiary, and the prior book of business is in run-off.
(2)    Represents the portion of total written premium subject to reinsurance agreements.

	Three months ended March 31, 2025
	U.S.	Canada	U.K. (1)	Total

	in thousands (except percentages)
Subject premium (2)	$211,868	$7,512	$6	$219,386
Quota share percentage	81.0%	50.0%	80.0%	80.0%
Assumed premium	171,750	3,756	5	175,511
Reinsurance premiums ceded				(19,860)
Net assumed premium				155,651
Change in unearned premiums				5,422
Change in deferred reinsurance premiums				8,282
Earned premium, net				$169,355

(1)    In 2025, we did not reinsure classic auto risks produced by our U.K. MGA subsidiary, and the prior book of business is in run-off.
(2)    Represents the portion of total written premium subject to reinsurance agreements.

Losses and loss adjustment expenses, net

Losses and loss adjustment expenses, net were $97.9 million for the three months ended March 31, 2026, an increase of $26.8 million, or 37.7%, compared to 2025. This increase is primarily the result of the Markel Fronting Arrangement, which increased Hagerty Re's U.S. quota share from approximately 80% to 100% as of January 1, 2026 for all in-force policies. To a lesser extent, the increase was driven by continued growth of subject premiums written through our MGA subsidiaries. For the three months ended March 31, 2026, the Hagerty Re loss ratio was 38.4%, a decrease of 3.6% from 2025, when the Hagerty Re loss ratio was 42.0%. The lower loss ratio is driven by favorable experience in prior accident years, primarily due to the emergence of lower physical damage losses for the 2025 accident year.

Policy acquisition costs, net

Policy acquisition costs, net were $101.9 million for the three months ended March 31, 2026, an increase of $24.6 million, or 31.8%, compared to 2025. This increase is due to the transition of our business under the Markel Fronting Arrangement, which resulted in incremental ceding commission expense for in-force policies written in 2025 and assumed at 100% on January 1, 2026. This increase was partially offset by the deferral of costs incurred by our U.S. MGA subsidiary for the successful acquisition or renewal of insurance policies issued under the Markel Fronting Arrangement, beginning in 2026. These deferred costs are amortized over the average policy life of 12 months. For further details on our accounting policy related to deferred acquisition costs, refer to Note 2 — Summary of Significant Accounting Policies in Item 1 of Part I of this Quarterly Report for additional information.

Underwriting and other insurance expenses

Underwriting and other insurance expenses were $59.6 million for the three months ended March 31, 2026, an increase of $58.2 million compared to 2025. This increase is primarily due to the transition of our business under the Markel Fronting Arrangement, which required a different classification of certain costs in our Condensed Consolidated Statements of Operations. Beginning in 2026, because we now control the Essentia book of business, operating costs incurred by our U.S. MGA subsidiary in support of our risk taking activities are classified within Underwriting and other insurance expenses. In 2025, prior to assuming control of the Essentia book of business, these costs were categorized within Selling, general, and administrative expenses.

Net investment income and Net investment losses

The following table presents the components of Net investment income and Net investment losses for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
	2026	2025	$ Change	% Change

	in thousands (except percentages)
Interest income	$9,984	$8,970	$1,014	11.3%
Dividend income	207	40	167	N/M
Investment management fees and expenses	(177)	(127)	(50)	39.4%
Net investment income	10,014	8,883	1,131	12.7%
Net investment losses	(2,289)	(315)	(1,974)	N/M
Total	$7,725	$8,568	$(843)	(9.8)%

N/M = Not meaningful

The increase in Net investment income was due to an increase in the size of our fixed maturity securities portfolio for the three months ended March 31, 2026, when compared to the prior year. The increase in Net investment losses was primarily driven by unrealized losses on equity securities in the period.

Other revenues

Commission and fee revenue

Commission and fee revenue was $16.4 million for the three months ended March 31, 2026, a decrease of $83.9 million, or 83.6%, compared to 2025. This decrease was primarily due to the transition of our business under the Markel Fronting Arrangement. Due to the expanded underwriting and claims authority granted to us under the Markel Fronting Arrangement, we now control the Essentia book of business and, as a result, beginning on January 1, 2026, the benefit of our MGA services is being received by Hagerty Re and not Essentia. As a result, effective in the first quarter of 2026, we no longer recognize commission revenue for Essentia-originated policies in our Condensed Consolidated Financial Statements. This decrease was partially offset by an increase of $5.4 million related to policies written under the State Farm Master Alliance Agreement.

Membership and other revenue

Membership and other revenue was $22.1 million for the three months ended March 31, 2026, an increase of $1.3 million, or 6.0%, compared to 2025. This increase was primarily due to a $1.5 million, or 10.3%, increase in revenue attributable to new insurance policies issued with a bundled HDC membership.

Other expenses

Selling, general, and administrative expenses

Selling, general, and administrative expenses were $46.9 million for the three months ended March 31, 2026, a decrease of $69.1 million, or 59.6%, compared to 2025. This decrease is primarily due to the transition of our business under the Markel Fronting Arrangement, which required a different classification of certain costs in our Condensed Consolidated Statements of Operations. Beginning in 2026, because we now control the Essentia book of business, certain costs incurred by our U.S. MGA subsidiary in support of our risk taking activities, are classified within Losses and loss adjustment expenses, net, Policy acquisition costs, net, and Underwriting and other insurance expenses. In 2025, prior to assuming control of the Essentia book of business, these costs were categorized within Selling, general, and administrative expenses.

Marketplace Segment

The following table summarizes Marketplace segment results of operations for the three months ended March 31, 2026 and 2025, and the dollar and percentage change between the two periods:

	Three months ended March 31,
	2026	2025	$ Change	% Change

Segment Results:	in thousands (except percentages)
REVENUES:
Marketplace revenue	$25,652	$29,086	$(3,434)	(11.8)%
Net investment income	249	175	74	42.3%
Total revenue	25,901	29,261	(3,360)	(11.5)%
EXPENSES:
Selling, general, and administrative expenses (1)	25,272	27,839	(2,567)	(9.2)%
Interest expense and other, net	(157)	(116)	(41)	(35.3)%
Total expenses	25,115	27,723	(2,608)	(9.4)%
INCOME BEFORE TAXES	$786	$1,538	$(752)	(48.9)%
Operational Metrics:
Aggregate Auction Sales	$135,379	$75,336	$60,043	79.7%
Net Auction Sales	$123,436	$68,213	$55,223	81.0%
Private Sales	$36,830	$53,669	$(16,839)	(31.4)%
BAC Average Loan Portfolio	$135,270	$62,784	$72,486	115.5%

(1)    Selling expenses include direct costs associated with the sale of vehicles and memorabilia through auctions and private sales, including the purchase price and associated direct costs of inventory when Broad Arrow opportunistically purchases inventory to be sold through auctions or private sales, as well as interest expense and borrowing costs associated with the BAC Credit Facility.

	March 31,	December 31,
	2026	2025	$ Change	% Change

Operational Metrics:	in thousands (except percentages)
BAC Loan Portfolio Balance	$142,956	$103,338	$39,618	38.3%

Income before taxes for the Marketplace segment was $0.8 million for the three months ended March 31, 2026, a decrease of $0.8 million, or 48.9%, compared to 2025. This decrease was principally due to a lower level of Broad Arrow inventory sales, as the prior-year period included the one-time sale of a collection outside of the regular auction schedule. That event included the sale of vehicles acquired from The Academy of Art University Collection, which were sold at an auction held in February 2025. This decrease in inventory sales was partially offset by an increase in auction revenue, driven by the strong results at the 2026 auction at The Amelia, which saw an 81.0% increase in Net Auction Sales from the prior year. To a lesser extent, the increase in auction revenue was also due to the inaugural Global Icons online auction during the Salon Retromobile week in Paris. Lastly, the decrease in Marketplace segment results was further offset by an increase in finance revenue from the increase in BAC's loan book, which was a result of the upsizing of the BAC Credit Facility in the fourth quarter of 2025.

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

Our provision for income taxes was a benefit of $8.2 million, resulting in an effective tax rate of 39.1% for the three months ended March 31, 2026, compared to an expense of $5.5 million, resulting in an effective tax rate of 16.7% for the three months ended March 31, 2025. The change in income tax benefit (expense) period over period is driven by non-reversing temporary differences between taxable income and pre-tax book income related to the Markel Fronting Arrangement, partially offset by higher earnings in Hagerty Re and an increase in Hagerty, Inc.'s allocable share of income from THG.

Non-GAAP Financial Measures

Adjusted EBITDA

We define EBITDA as consolidated Net income (loss), excluding Interest expense and other, net, Income tax expense (benefit), and Depreciation and amortization. We define Adjusted EBITDA as EBITDA, further adjusted to (i) exclude net investment gains and losses; (ii) deduct interest expense related to the State Farm Term Loan; (iii) exclude share-based compensation expense; and when applicable, exclude (iv) restructuring, impairment and related charges; (v) gains, losses and impairments related to divestitures; and (vi) certain other unusual items, such as Markel Fronting Arrangement transitional costs during the three months ended March 31, 2026.

How This Measure is Useful

When used in conjunction with GAAP financial measures, Adjusted EBITDA is a supplemental measure of operating performance that we believe is a useful measure to evaluate our performance period over period and relative to our competitors and peers. Management uses Adjusted EBITDA to evaluate our operating performance on a consistent basis, as it removes the impact of items not directly resulting from our core operations. We believe the presentation of Adjusted EBITDA provides securities analysts, investors, and other interested parties with a supplemental view of our operating performance that enhances their understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing our strategic initiatives.

Limitations of the Usefulness of This Measure

Adjusted EBITDA may differ from similarly titled measures used by other companies due to different methods of calculation, which could reduce the usefulness of this non-GAAP financial measure when comparing our performance to that of other companies. Presentation of Adjusted EBITDA is not intended to be considered in isolation or a substitute for, or superior to, the financial information prepared in accordance with GAAP. A reconciliation of Adjusted EBITDA to Net income (loss), the most directly comparable GAAP measure, is presented below.

	Three months ended March 31,
	2026	2025

	in thousands
Net income (loss)	$(12,745)	$27,293
Interest expense and other, net (1)	922	1,689
Income tax expense (benefit)	(8,192)	5,489
Depreciation and amortization	9,706	9,488
EBITDA	(10,309)	43,959
Net investment losses	2,289	315
Interest expense related to State Farm Term Loan (2)	(515)	(515)
Share-based compensation expense	4,617	4,392
Markel Fronting Arrangement transitional costs (3)	88,958	—
Other unusual items (4)	145	—
Adjusted EBITDA	$85,185	$48,151

(1)    Excludes interest expense related to the BAC Credit Facility, which is recorded within "Selling, general, and administrative expenses" in the Condensed Consolidated Statements of Operations.
(2)    Interest expense related to the State Farm Term Loan is charged against Adjusted EBITDA as it is directly attributable to the operations of Hagerty Re. Refer to Note 14 — Debt and Note 20 — Related-Party Transactions in Item 1 of Part I of this Quarterly Report for additional information.
(3)    Represents the amortization of deferred ceding commissions paid to Markel for policies written prior to January 1, 2026. These costs relate exclusively to policies written prior to our entry into the Markel Fronting Arrangement and are being fully amortized ratably over the remaining term of those policies through December 31, 2026. We expect the amortization of these deferred ceding commissions to decline from $89.0 million in the first quarter of 2026 to approximately $10.0 million in the fourth quarter of 2026, as the remaining 2025 policy terms run off. Management excludes these costs from Adjusted EBITDA because they are transitional charges related solely to deferred ceding commissions on policies written prior to January 1, 2026, are expected to run off by December 31, 2026, and are not indicative of our ongoing operating performance under the Markel Fronting Arrangement.
(4)    For the three months ended March 31, 2026, other unusual items includes additional severance expenses associated with the actions taken in the fourth quarter of 2025.

As a result of our transition to the Article 7 reporting standards, Net investment income is reported as a component of revenue and is no longer an adjustment in our reconciliation from Net income (loss) to Adjusted EBITDA. In addition, interest expense related to the State Farm Term Loan is now deducted from Adjusted EBITDA as it is directly attributable to Hagerty Re, which generates a significant portion of our net investment income. The following table presents a reconciliation of Adjusted EBITDA as presented in the prior period in accordance with Article 5, to the current presentation in accordance with Article 7:

Three months ended March 31, 2025

in thousands
Prior presentation of Adjusted EBITDA	$39,608
Net investment income	9,058
Interest expense related to State Farm Term Loan	(515)
Current presentation of Adjusted EBITDA	$48,151

Adjusted Net Income (Loss) and Adjusted Diluted EPS

Adjusted Net Income (Loss) represents Net income (loss) attributable to Class A Common Stockholders, assuming the full exchange of all outstanding THG units and Series A Convertible Preferred Stock for shares of Class A Common Stock, adjusted to exclude (i) net investment gains and losses; and when applicable, (ii) changes in the TRA Liability; (iii) gains and losses related to divestitures; and (iv) certain other unusual items, each of which we do not believe are directly related to our core operations and may not be indicative of our ongoing performance. Adjusted Diluted EPS is calculated by dividing Adjusted Net Income (Loss) by the weighted average shares of Class A Common Stock outstanding, assuming the full exchange of all outstanding THG units, Series A Convertible Preferred Stock, and unvested share-based compensation awards.

How These Measures Are Useful

When used in conjunction with GAAP financial measures, Adjusted Net Income (Loss) and Adjusted Diluted EPS are supplemental measures of operating performance that we believe are useful measures to evaluate our performance period over period and relative to our competitors and peers. Management uses Adjusted Net Income (Loss) and Adjusted Diluted EPS to evaluate our operating performance on a consistent basis to make strategic and operational decisions. We believe these measures provide management and investors with useful information regarding trends in our business that may not otherwise be apparent when relying solely on GAAP measures. By assuming the full exchange of all outstanding THG units and Series A Convertible Preferred Stock, we believe these measures facilitate comparisons with other companies that have different organizational and tax structures, as well as comparisons period over period because it eliminates the effect of any changes in Net income (loss) attributable to Class A Common Stockholders driven by increases in Hagerty, Inc.'s ownership in THG, which is unrelated to our operating performance, and excludes items that are unusual or may not be indicative of our ongoing performance.

Limitations of the Usefulness of These Measures

Adjusted Net Income (Loss) and Adjusted Diluted EPS may differ from similarly titled measures used by other companies due to different methods of calculation. Presentation of Adjusted Net Income (Loss) and Adjusted Diluted EPS should not be considered alternatives to Net income (loss) attributable to Class A Common Stockholders and Diluted EPS, as determined under GAAP. While these measures are useful in evaluating our performance, they assume the full exchange of all outstanding THG units and Series A Convertible Preferred Stock for shares of Class A Common Stock, which has not occurred and may not occur. Further, the adjustments made to arrive at Adjusted Net Income (Loss) exclude certain expenses and income that may recur in the future. Adjusted Net Income (Loss) and Adjusted Diluted EPS should be evaluated in conjunction with our GAAP financial results. A reconciliation of Adjusted Net Income (Loss) to Net income (loss) attributable to Class A Common Stockholders, the most directly comparable GAAP measure, and the computation of Adjusted Diluted EPS are presented below.

	Three months ended March 31,
	2026	2025

Numerator:	in thousands (except per share amounts)
Net income (loss) attributable to Class A Common Stockholders	$(6,521)	$6,496
Adjustments:
Accretion of Series A Convertible Preferred Stock	2,030	1,875
Net income (loss) attributable to non-controlling interest	(8,254)	18,922
Net investment losses	2,289	315
Other unusual items (1)	145	—
Tax impact of above adjustments (2)	(2,833)	(2,256)
Adjusted Net Income (Loss)	$(13,144)	$25,352

Denominator:
Weighted average shares of Class A Common Stock outstanding — Diluted	101,034	346,311
Adjustments:
Assumed exchange of non-controlling interest THG units for shares of Class A Common Stock	245,102	—
Assumed conversion of shares of Series A Convertible Preferred Stock into shares of Class A Common Stock	6,785	6,785
Assumed vesting of share-based compensation awards	8,007	6,881
Adjusted weighted average shares of Class A Common Stock outstanding — Diluted	360,928	359,977

Adjusted Diluted EPS	$(0.04)	$0.07

	Three months ended March 31,
	2026	2025

Diluted EPS	$(0.06)	$0.07
Impact of assumed exchange, conversion, or vesting of remaining potentially dilutive securities (3)	0.02	0.01
Non-GAAP adjustments (4)	—	(0.01)
Adjusted Diluted EPS	$(0.04)	$0.07

(1)    For the three months ended March 31, 2026, other unusual items includes additional severance expenses associated with the actions taken in the fourth quarter of 2025.
(2)    Represents the tax effect of the aforementioned adjustments to reflect corporate income taxes at an estimated effective tax rate of 29.0% and 23.4% for the three months ended March 31, 2026 and 2025, respectively, which considers the U.S. federal statutory rate of 21%, a combined state income tax rate of approximately 5% (net of federal benefits), and certain material permanent items.
(3)    Assumes the exchange of all outstanding THG units, Series A Convertible Preferred Stock, and unvested share-based compensation awards for shares of Class A Common Stock, resulting in the elimination of the non-controlling interest and recognition of the Net income (loss) attributable to non-controlling interest, as well as elimination of the accretion of Series A Convertible Preferred Stock. Refer to Note 18 — Earnings Per Share in Item 1 of Part I of this Quarterly Report for additional information on Diluted EPS.
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

Our primary liquidity needs and capital requirements include cash required for: (i) funding the business operations of THG and its subsidiaries; (ii) funding strategic investments and acquisitions; (iii) servicing and repayment of borrowings under the 2025 JPM Credit Facility, the BAC Credit Facility, and the unsecured term loan credit facility with State Farm (the "State Farm Term Loan"); (iv) funding potential cash dividend payments on the Series A Convertible Preferred Stock; (v) payment of income taxes; (vi) funding required distributions to the non-controlling interest unit holders of THG; and (vii) funding required payments to Hagerty Holding Corp. ("HHC") and Markel (together the "Legacy Unit Holders") under the TRA.

As of March 31, 2026, we believe that our sources of liquidity will be sufficient to provide an adequate level of capital to support our anticipated short and long-term commitments, operating needs, and capital requirements.

Financing Arrangements

2025 JPM Credit Facility

THG has a credit agreement with JPMorgan Chase Bank, N.A. ("JPM"), as administrative agent, issuing bank and swingline lender, the foreign subsidiary borrowers thereto, and the other financial institutions party thereto as lenders (the "2025 JPM Credit Agreement").

The 2025 JPM Credit Agreement provides for a senior unsecured revolving credit facility (the "2025 JPM Credit Facility") with an aggregate borrowing capacity of $375.0 million. The 2025 JPM Credit Agreement matures in March 2030, but may be extended if agreed to by THG and the lenders party thereto. Any unpaid balance on the 2025 JPM Credit Facility is due at maturity. As of March 31, 2026, total outstanding borrowings under the 2025 JPM Credit Facility were $93.6 million.

The 2025 JPM Credit Agreement requires us to, among other things, meet certain financial covenants, including a minimum fixed charge coverage ratio test and a maximum leverage ratio test. As of March 31, 2026, we were in compliance with these financial covenants.

BAC Credit Facility

BAC and its wholly owned subsidiary BAC Funding 2023-1, LLC, as borrower, have a revolving credit agreement (the "BAC Credit Agreement") that provides for a revolving credit facility (the "BAC Credit Facility") with an aggregate commitment of $150.0 million. The BAC Credit Facility's borrowing base is determined by the carrying value of certain BAC notes receivable, which is then limited by the amount of the aggregate commitment. As of March 31, 2026, the applicable borrowing base for the BAC Credit Agreement was $110.5 million.

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

BAC and BAC Funding 2023-1, LLC are required, among other things, to meet certain financial covenants including that BAC, as the servicer, maintain a minimum tangible net worth, minimum liquidity balances, and an indebtedness to tangible net worth ratio. As of March 31, 2026, we were in compliance with the financial covenants under the BAC Credit Agreement.

Refer to Note 14 — Debt in Item 1 of Part I of this Quarterly Report for additional information related to the 2025 JPM Credit Agreement and BAC Credit Agreement.

Capital and Dividend Restrictions

We are a holding company with no material assets other than our ownership interest in THG and its operating subsidiaries. Accordingly, our ability to meet our cash requirements depends on THG's financial performance and the distributions we receive from THG. Our subsidiaries' ability to make distributions, pay dividends and make other payments may be regulated by the states and territories where they are domiciled. For example, as described below, our ability to upstream capital from Hagerty Re is subject to Bermuda regulatory capital requirements and dividend restrictions administered by the Bermuda Monetary Authority ("BMA"), which may limit distributions in certain periods.

For a discussion of the risks associated with our holding company structure, refer to Item 1A. Risk Factors — Risks Related to Tax — "Hagerty, Inc. is a holding company, whose only material asset is its interest in THG. Hagerty, Inc. depends on THG distributions to pay taxes, make payments under the TRA, and pay other expenses." in our Annual Report.

Capital Restrictions

Our reinsurance subsidiary, Hagerty Re, is subject to the Bermuda Solvency Capital Requirement ("BSCR"), which establishes a target capital level and enhanced capital requirements for each insurer. As of March 31, 2026, Hagerty Re maintained sufficient statutory capital and surplus to comply with the BSCR.

Similarly, our U.S. insurance company subsidiary, Drivers Edge, which holds certificates of authority in 42 states, is subject to state-specific minimum capital and surplus requirements, as well as risk-based capital ("RBC") requirements. RBC levels are reported on an annual basis. As of March 31, 2026, Drivers Edge maintained sufficient capital and surplus levels to comply with National Association of Insurance Commissioners and state insurance regulations.

Dividend Restrictions

Under Bermuda law, Hagerty Re is prohibited from declaring or issuing a dividend if it fails to meet its minimum solvency margin or minimum liquidity ratio. Prior approval from the BMA is also required if Hagerty Re's proposed dividend payments would exceed 25% of its prior year-end total statutory capital and surplus. Based on these restrictions, during 2026, Hagerty Re can pay $95.4 million in dividends without prior BMA approval. As of March 31, 2026, there were no plans to issue dividends from Hagerty Re.

Similarly, state statutes restrict the amount of dividends that Drivers Edge may pay without prior approval of state insurance regulators. As of March 31, 2026, there were no plans to issue dividends from Drivers Edge and a change in such plans may require regulatory approval.

Comparative Cash Flows

The following table summarizes our cash flow data for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
	2026	2025	$ Change	% Change

	in thousands (except percentages)
Net Cash Provided by Operating Activities	$16,253	$43,830	$(27,577)	(62.9)%
Net Cash Used in Investing Activities	$(39,925)	$(4,481)	$(35,444)	N/M
Net Cash Provided by Financing Activities	$91,039	$14,244	$76,795	N/M

N/M = Not meaningful

Operating Activities

Cash provided by operating activities primarily consists of Net income (loss), adjusted for non-cash items, and changes in working capital balances. Net cash provided by operating activities for the three months ended March 31, 2026 and 2025 is presented below:

	Three months ended March 31,
	2026	2025	$ Change	% Change

	in thousands (except percentages)
Net income (loss)	$(12,745)	$27,293	$(40,038)	N/M
Non-cash adjustments to Net income (loss)	3,314	17,169	(13,855)	(80.7)%
Changes in operating assets and liabilities	25,684	(632)	26,316	N/M
Net Cash Provided by Operating Activities	$16,253	$43,830	$(27,577)	(62.9)%

N/M = Not meaningful

Net cash provided by operating activities for the three months ended March 31, 2026 was $16.3 million, a decrease of $27.6 million, or 62.9%, compared to 2025. This decrease was due to a $53.9 million decrease in Net income (loss), net of non-cash adjustments, partially offset by a $26.3 million increase in cash from operating assets and liabilities. The decrease in operating cash flows is primarily driven by cash flow changes as a result of the transition of our business under the Markel Fronting Arrangement. These changes resulted in an increase in losses paid during the three months ended March 31, 2026 as a result of a change in timing of settlement payments, partially offset by the increase in our U.S. quota share percentage from approximately 80% in 2025 to 100% in 2026. In addition, our annual incentive payment made in respect of prior year performance was higher in 2026 compared to 2025, and Broad Arrow increased inventory purchases during the three months ended March 31, 2026 compared to 2025.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2026 increased by $35.4 million when compared to 2025. This increase was principally due to a $25.9 million increase in net fundings of BAC notes receivable, which is consistent with the increases in the loan portfolio between the periods. To a lesser extent, the increase is driven by net purchases of investments within our investment portfolio.

Financing Activities

Cash from financing activities for the three months ended March 31, 2026 increased $76.8 million when compared to 2025, principally due to the LPT Agreement with Markel, which resulted in a $50.5 million cash inflow. To a lesser extent, the increase was driven by a $12.6 million increase in net proceeds received from credit facility borrowings. Lastly, we made a $24.7 million payment to THG non-controlling interest unit holders in 2025 and there was no comparable payment in 2026.

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

Refer to Note 19 — Taxation in Item 1 of Part I of this Quarterly Report for information related to the TRA.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements as of March 31, 2026.

Critical Accounting Policies and Estimates

The preparation of the unaudited Condensed Consolidated Financial Statements in accordance with GAAP requires management to make significant judgments, assumptions, and estimates that materially affect the amounts reported in our Condensed Consolidated Financial Statements. Management's judgments, assumptions, and estimates are based on historical experience, future expectations, and other factors that are believed to be reasonable as of the date of the Condensed Consolidated Financial Statements. Actual results may ultimately differ from management's original estimates, as future events and circumstances sometimes do not develop as expected.

Our accounting policies are set forth in Note 2 — Summary of Significant Accounting Policies to Consolidated Financial Statements contained in our Annual Report.

New Accounting Standards

New accounting standards are described in Note 2 — Summary of Significant Accounting Policies in Item 1 of Part I of this Quarterly Report, which are incorporated herein by reference.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk during the three months ended March 31, 2026. For a discussion of our exposure to market risk, refer to the market risk disclosures set forth in Item 7A of Part II, "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report.

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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Controls Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the three months ended March 31, 2026, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Refer to Note 21 — Commitments and Contingencies in Item 1 of Part I of this Quarterly Report for additional information related to legal proceedings.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2026, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

During the three months ended March 31, 2026, neither we nor any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act) repurchased any shares of the Company's Class A Common Stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Trading Arrangements of Directors and Executive Officers

Except as described below, during the three months ended March 31, 2026, no director or executive officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

On March 5, 2026, Kevin Delaney, our Chief Accounting Officer, adopted a programmed plan of transactions intended to satisfy the affirmative defense provided by Rule 10b5-1 (the "Delaney 10b5-1 Plan"). The Delaney 10b5-1 Plan provides for a first possible trade date of June 4, 2026, and terminates automatically on the earlier of the execution of all trades contemplated by the Delaney 10b5-1 Plan or February 26, 2027. The aggregate number of shares to be sold pursuant to the Delaney 10b5-1 Plan is 13,458 shares of Class A Common Stock.

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 6, 2026.

HAGERTY, INC.

By:	/s/ McKeel O Hagerty
McKeel O Hagerty
Chief Executive Officer

HAGERTY, INC.

By:	/s/ Patrick McClymont
Patrick McClymont
Chief Financial Officer