Form 10-Q
period 2026-06-30
Hagerty, Inc.
filed 2026-08-05
CIK 1840776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The registrant had 102,070,523 shares of Class A Common Stock outstanding and 241,552,156 shares of Class V Common Stock outstanding as of July 24, 2026.

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

We have based these forward-looking statements largely on our current expectations about future events, which may not materialize. Actual results could differ materially and adversely from those anticipated or implied in our forward-looking statements. Some of the factors that could cause actual results to differ from our expectations include, among other risks, our ability to:

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
•execute Broad Arrow Group, Inc.'s ("Broad Arrow") private sale, auction, and financing strategies;
•complete acquisitions or investments, such as the acquisition of Bennetts Motorcycling Services Limited ("Bennetts"), on the expected terms or timeline, or at all, or realize the anticipated benefits of these acquisitions and investments, including expected earnings enhancements and synergies;
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

For more information regarding the risks and uncertainties that could cause actual results to differ from our expectations, see Item 1A of Part II — Risk Factors of this Quarterly Report and Item 1A of Part I — Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2025.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Hagerty, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

REVENUES:	(in thousands, except per share amounts)
Earned premium, net	$251,956	$177,785	$491,598	$347,140
Commission and fee revenue	23,665	143,287	40,100	243,574
Marketplace revenue	39,658	26,886	65,310	55,972
Membership and other revenue	21,361	20,741	43,488	41,606
Net investment income	11,003	9,416	21,266	18,474
Net investment gains	7,179	1,194	4,890	879
Total revenue	354,822	379,309	666,652	707,645
EXPENSES:
Losses and loss adjustment expenses, net	110,709	75,213	208,628	146,343
Policy acquisition costs, net	83,641	82,938	185,563	160,271
Underwriting and other insurance expenses	62,947	1,222	122,535	2,579
Selling, general, and administrative expenses	95,265	161,627	167,681	305,672
Interest expense and other, net	28	4,946	950	6,635
Total expenses	352,590	325,946	685,357	621,500
INCOME (LOSS) BEFORE TAXES	2,232	53,363	(18,705)	86,145
Income tax (expense) benefit	5,809	(6,161)	14,001	(11,650)
NET INCOME (LOSS)	8,041	47,202	(4,704)	74,495
Net (income) loss attributable to non-controlling interest	(7,761)	(36,229)	493	(55,151)
Accretion of Series A Convertible Preferred Stock	(1,948)	(1,875)	(3,978)	(3,750)
NET INCOME (LOSS) ATTRIBUTABLE TO CLASS A COMMON STOCKHOLDERS	$(1,668)	$9,098	$(8,189)	$15,594

Earnings (loss) per share of Class A Common Stock:
Basic	$(0.02)	$0.09	$(0.08)	$0.16
Diluted	$(0.02)	$0.09	$(0.08)	$0.16

Weighted average shares of Class A Common Stock outstanding:
Basic	101,797	90,698	101,418	90,374
Diluted	101,797	90,698	101,418	91,247

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
See Note 20 for information regarding Related-Party Transactions.

Hagerty, Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

	in thousands
Net income (loss)	$8,041	$47,202	$(4,704)	$74,495
Other comprehensive income (loss), net of tax:
Change in net unrealized gain (loss) on available-for-sale investments	(2,451)	1,048	(7,404)	5,085
Foreign currency translation adjustments	(961)	1,683	(443)	1,707
Other comprehensive income (loss)	(3,412)	2,731	(7,847)	6,792
Comprehensive income (loss)	4,629	49,933	(12,551)	81,287
Comprehensive (income) loss attributable to non-controlling interest	(5,351)	(38,243)	6,043	(60,167)
Accretion of Series A Convertible Preferred Stock	(1,948)	(1,875)	(3,978)	(3,750)
Comprehensive income (loss) attributable to Class A Common Stockholders	$(2,670)	$9,815	$(10,486)	$17,370

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
See Note 20 for information regarding Related-Party Transactions.

Hagerty, Inc.
Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2026	2025

ASSETS	in thousands (except share amounts)
Fixed maturity securities available-for-sale, at fair value (amortized cost: $702,483 and $687,813 as of June 30, 2026 and December 31, 2025, respectively)	$701,561	$696,271
Equity securities, at fair value	54,945	34,871
Total investments	756,506	731,142
Cash and cash equivalents	298,302	160,177
Restricted cash and cash equivalents	169,333	138,823
Accounts receivable	27,313	98,872
Premiums receivable	120,382	180,529
Deferred acquisition costs, net	100,196	179,224
Reinsurance recoverables	12,346	15,296
Prepaid reinsurance premiums	49,846	21,950
Notes receivable	153,302	113,887
Intangible assets, net	89,315	88,915
Goodwill	114,134	114,164
Deferred tax assets	48,021	43,011
Other assets	209,435	207,986
TOTAL ASSETS	$2,148,431	$2,093,976
LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses	$89,829	$111,947
Advance premiums	50,108	28,287
Due to insurers	27,100	94,930
Losses payable and reserves for unpaid losses and loss adjustment expenses	241,705	264,204
Unearned premiums	598,217	412,058
Ceding commissions payable	6,133	86,165
Debt, net	215,951	177,907
Contract liabilities	50,841	46,450
Deferred tax liability	244	23,489
Tax receivable agreement liability	38,284	39,829
Other liabilities	95,213	61,684
TOTAL LIABILITIES	1,413,625	1,346,950
Commitments and Contingencies (Note 21)	—	—
TEMPORARY EQUITY
Preferred stock, $0.0001 par value (20,000,000 shares authorized, 8,483,561 Series A Convertible Preferred Stock issued and outstanding as of June 30, 2026 and December 31, 2025)	84,996	86,618
STOCKHOLDERS' EQUITY
Class A Common Stock, $0.0001 par value (500,000,000 shares authorized, 101,804,938 and 100,706,893 issued and outstanding as of June 30, 2026 and December 31, 2025, respectively)	10	10
Class V Common Stock, $0.0001 par value (300,000,000 authorized, 241,552,156 shares issued and outstanding as of June 30, 2026 and December 31, 2025)	24	24
Additional paid-in capital	623,664	623,013
Accumulated earnings (deficit)	(407,171)	(402,960)
Accumulated other comprehensive income (loss)	(1,068)	1,229
Total stockholders' equity	215,459	221,316
Non-controlling interest	434,351	439,092
Total equity (Note 16)	649,810	660,408
TOTAL LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY	$2,148,431	$2,093,976

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
See Note 20 for information regarding Related-Party Transactions.

Hagerty, Inc.
Condensed Consolidated Statements of Changes in Temporary Equity and Stockholders' Equity (Unaudited)

				Three months ended June 30, 2026
	Temporary Equity		Stockholders' Equity
	Series A Convertible Preferred Stock		Class A Common Stock		Class V Common Stock		Additional Paid in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Non-controlling Interest	Total Equity
in thousands	Shares	Amount	Shares	Amount	Shares	Amount
Balance at April 1, 2026	8,484	$88,648	101,085	$10	241,552	$24	$626,166	$(407,451)	$(66)	$218,683	$426,712	$645,395
Net income	—	—	—	—	—	—	—	280	—	280	7,761	8,041
Accretion of Series A Convertible Preferred Stock	—	1,948	—	—	—	—	(1,948)	—	—	(1,948)	—	(1,948)
Dividends related to Series A Convertible Preferred Stock	—	(5,600)	—	—	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	—	—	(1,002)	(1,002)	(2,410)	(3,412)
Issuance of shares under employee plans, net of shares withheld for employee taxes	—	—	666	—	—	—	(2,881)	—	—	(2,881)	—	(2,881)
Share-based compensation	—	—			—	—	5,093	—	—	5,093	—	5,093
Exchange of THG units for Class A Common Stock	—	—	54	—	—	—	99	—	—	99	(99)	—
Distributions paid to non-controlling interest unit holders	—	—	—	—	—	—	—	—	—	—	(478)	(478)
Reallocation between controlling and non-controlling interest	—	—	—	—	—	—	(2,865)	—	—	(2,865)	2,865	—
Balance at June 30, 2026	8,484	$84,996	101,805	$10	241,552	$24	$623,664	$(407,171)	$(1,068)	$215,459	$434,351	$649,810

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
See Note 20 for information regarding Related-Party Transactions.

Hagerty, Inc.
Condensed Consolidated Statements of Changes in Temporary Equity and Stockholders' Equity (Unaudited)

				Six months ended June 30, 2026
	Temporary Equity		Stockholders' Equity
	Series A Convertible Preferred Stock		Class A Common Stock		Class V Common Stock		Additional Paid in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
in thousands	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2026	8,484	$86,618	100,707	$10	241,552	$24	$623,013	$(402,960)	$1,229	$221,316	$439,092	$660,408
Net loss	—	—	—	—	—	—	—	(4,211)	—	(4,211)	(493)	(4,704)
Accretion of Series A Convertible Preferred Stock	—	3,978	—	—	—	—	(3,978)	—	—	(3,978)	—	(3,978)
Dividends related to Series A Convertible Preferred Stock	—	(5,600)	—	—	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	—	—	(2,297)	(2,297)	(5,550)	(7,847)
Issuance of shares under employee plans, net of shares withheld for employee taxes	—	—	674	—	—	—	(2,942)	—	—	(2,942)	—	(2,942)
Share-based compensation	—	—	—	—	—	—	9,710	—	—	9,710	—	9,710
Exchange of THG units for Class A Common Stock	—	—	424	—	—	—	797	—	—	797	(797)	—
Distributions paid to non-controlling interest unit holders	—	—	—	—	—	—	—	—	—	—	(837)	(837)
Reallocation between controlling and non-controlling interest	—	—	—	—	—	—	(2,936)	—	—	(2,936)	2,936	—
Balance at June 30, 2026	8,484	$84,996	101,805	$10	241,552	$24	$623,664	$(407,171)	$(1,068)	$215,459	$434,351	$649,810

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
See Note 20 for information regarding Related-Party Transactions.

Hagerty, Inc.
Condensed Consolidated Statements of Changes in Temporary Equity and Stockholders' Equity (Unaudited)

				Three months ended June 30, 2025
	Temporary Equity		Stockholders' Equity
	Series A Convertible Preferred Stock		Class A Common Stock		Class V Common Stock		Additional Paid in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
in thousands	Shares	Amount	Shares	Amount	Shares	Amount
Balance at April 1, 2025	8,484	$86,538	90,065	$9	251,034	$25	$606,972	$(443,607)	$(455)	$162,944	$369,713	$532,657
Net income	—	—	—	—	—	—	—	10,973	—	10,973	36,229	47,202
Accretion of Series A Convertible Preferred Stock	—	1,875	—	—	—	—	(1,875)	—	—	(1,875)	—	(1,875)
Dividends related to Series A Convertible Preferred Stock	—	(5,600)	—	—	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	—	717	717	2,014	2,731
Issuance of shares under employee plans, net of shares withheld for employee taxes	—	—	597	—	—	—	(2,119)	—	—	(2,119)	—	(2,119)
Share-based compensation	—	—	—	—	—	—	5,146	—	—	5,146	—	5,146
Exchange of THG units for Class A Common Stock	—	—	54	—	—	—	478	—	—	478	(478)	—
Distributions paid to non-controlling interest unit holders	—	—	—	—	—	—	—	—	—	—	(5,704)	(5,704)
Reallocation between controlling and non-controlling interest	—	—	—	—	—	—	(3,981)	—	—	(3,981)	3,981	—
Balance at June 30, 2025	8,484	$82,813	90,716	$9	251,034	$25	$604,621	$(432,634)	$262	$172,283	$405,755	$578,038

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
See Note 20 for information regarding Related-Party Transactions.

Hagerty, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended June 30,
	2026	2025

OPERATING ACTIVITIES:	in thousands
Net income (loss)	$(4,704)	$74,495
Adjustments to reconcile net income (loss) to net cash from operating activities:
Loss on disposals of equipment, software, and other assets	241	1,211
Change in TRA Liability	—	3,078
Depreciation and amortization	19,422	18,321
Provision for deferred taxes	(26,199)	2,061
Share-based compensation expense	9,710	9,538
Non-cash lease expense	4,174	4,226
Net investment gains	(4,890)	(879)
(Accretion) amortization of discount and premium, net	(1,377)	(2,316)
Amortization of gain on loss portfolio transfer	(2,940)	—
Other	795	355
Changes in assets and liabilities:
Accounts and premiums receivable	128,383	(142,560)
Deferred acquisition costs, net	79,028	(21,964)
Reinsurance recoverables	2,950	(10,390)
Prepaid reinsurance premiums	(27,896)	(7,325)
Advance premiums	21,920	10,590
Due to insurers	(67,278)	68,256
Losses payable and reserves for unpaid losses and loss adjustment expenses	(22,499)	(7,828)
Unearned premiums	186,159	52,957
Ceding commissions payable	(80,032)	35,691
Other assets and liabilities, net	(28,810)	10,197
Net Cash Provided by Operating Activities	186,157	97,714
INVESTING ACTIVITIES:
Capital expenditures	(15,954)	(11,549)
Issuance of notes receivable	(92,151)	(26,617)
Collection of notes receivable	55,261	8,091
Purchases of fixed maturity securities	(228,418)	(98,455)
Purchases of equity securities	(51,041)	(347)
Proceeds from maturities and sales of fixed maturity securities	214,809	96,811
Proceeds from sales of equity securities	35,405	378
Other investing activities	(613)	(151)
Net Cash Used in Investing Activities	(82,702)	(31,839)
FINANCING ACTIVITIES:
Repayments of debt	(61,806)	(124,493)
Proceeds from debt, net of issuance costs	100,825	192,339
Proceeds from loss portfolio transfer	50,500	—
Claims payments made from loss portfolio transfer	(13,259)	—
Distributions paid to non-controlling interest unit holders	(837)	(30,380)
Payment of Series A Convertible Preferred Stock dividends	(5,600)	(5,600)
Funding of TRA Liability payments	(1,545)	(223)
Funding of employee tax obligations upon vesting of share-based payments	(3,251)	(2,452)
Other financing activities	309	289
Net Cash Provided by Financing Activities	65,336	29,480
Effect of exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	(156)	2,386

Change in cash and cash equivalents and restricted cash and cash equivalents	168,635	97,741
Beginning cash and cash equivalents and restricted cash and cash equivalents	299,000	232,845
Ending cash and cash equivalents and restricted cash and cash equivalents	$467,635	$330,586
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

Complementing its insurance offerings, Hagerty operates a trusted marketplace where collectors and enthusiasts can buy and sell a wide range of vehicles, from entry level enthusiast vehicles to high value collector cars. Through its marketplace, Hagerty also provides financing solutions by structuring loans secured by collector cars.

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

These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K ("Annual Report") for the year ended December 31, 2025. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

Beginning with its Annual Report for the year ended December 31, 2025, the Company's Consolidated Financial Statements are presented in accordance with Article 7 of Regulation S-X ("Article 7"), which governs financial reporting for insurance companies. In prior reporting periods, the Company presented its Consolidated Financial Statements in accordance with Article 5 of Regulation S-X ("Article 5"), which is applicable to entities operating in non-specialized industries. The adoption of Article 7 reflects the continued expansion of the Company's insurance operations, including expanded risk assumption under the Markel Fronting Arrangement and the introduction of its Enthusiast+ product.

The principal changes resulting from the transition to Article 7 include the discontinuation of a classified balance sheet and the reclassification of certain line items on the Condensed Consolidated Balance Sheets. In addition, "Net investment income" and "Net investment gains" are reported as components of revenue within the Condensed Consolidated Statements of Operations. Prior period financial information has been recast to conform to the requirements of Article 7. The following table presents a reconciliation of Total revenue as presented in the prior period in accordance with Article 5, to the current presentation in accordance with Article 7:

	Three months ended	Six months ended
	June 30, 2025	June 30, 2025

	in thousands
Total revenue presented in accordance with Article 5	$368,699	$688,292
Net investment income	9,416	18,474
Net investment gains	1,194	879
Total revenue presented in accordance with Article 7	$379,309	$707,645

Principles of Consolidation — These unaudited Condensed Consolidated Financial Statements contain the accounts of Hagerty, Inc. and its majority-owned or controlled subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

As the sole managing member of THG, Hagerty operates and controls all of the business affairs of THG and has the sole voting interest in, and controls the management of, THG. Accordingly, Hagerty consolidates THG in its consolidated financial statements, resulting in a non-controlling interest related to the economic interest in THG held by other parties. As of June 30, 2026 and December 31, 2025, Hagerty, Inc.'s economic ownership of THG was 29.4% and 29.1%, respectively. Refer to Note 16 — Stockholders' Equity for additional information related to the non-controlling interest in THG.

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

Deferred Acquisition Costs — Deferred acquisition costs include costs directly related to the successful acquisition of insurance policies where the Company assumes risk. Deferred acquisition costs are amortized over the average policy life of 12 months within "Policy acquisition costs, net" on the Condensed Consolidated Statements of Operations.

Prior to January 1, 2026, Deferred acquisition costs included only the ceding commissions paid to insurance carriers for the risks assumed under quota share reinsurance agreements with those carriers. Effective January 1, 2026, the Company's accounting policy for Deferred acquisition costs also includes costs associated with policies issued through the Markel Fronting Arrangement (refer to Note 3 — Markel Fronting Arrangement) such as (i) third-party broker expense; (ii) certain salaries, benefits, and other costs associated with underwriting, selling, issuing, and processing policies; (iii) fees paid to the fronting carrier; and (iv) premium taxes.

Deferred acquisition costs are considered to be recoverable if the sum of expected future earned premiums exceeds expected future claims and expenses. Anticipated investment income is also a factor in the recoverability analysis. If, as a result of the recoverability analysis, a loss is determined to be probable, a premium deficiency reserve is recognized in the period in which such determination is made. As of June 30, 2026 and December 31, 2025, the Company did not have a premium deficiency reserve recorded related to its deferred acquisition costs.

Reclassifications — Beginning with its Quarterly Report on Form 10-Q ("Quarterly Report") for the period ended March 31, 2026, the Company updated certain line items presented in its Condensed Consolidated Statements of Operations and Condensed Consolidated Balance Sheets to reflect changes to its business resulting from the Markel Fronting Arrangement (refer to Note 3 — Markel Fronting Arrangement).

In the Condensed Consolidated Statements of Operations: (i) "Ceding commissions, net" was renamed "Policy acquisition costs, net" and expanded to include the amortization of Deferred acquisition costs associated with policies issued through the Markel Fronting Arrangement, as discussed above; (ii) expenses associated with the risk-taking activities of the Company's Insurance segment that were previously recorded within "Sales expense", "Salaries and benefits", "General and administrative expenses", and "Depreciation and amortization" have been reclassified within "Underwriting and other insurance expenses"; and (iii) expenses associated with the non-risk taking activities of the Insurance segment, the Marketplace segment, and corporate expenses that were previously recorded within "Sales expense", "Salaries and benefits", "General and administrative expenses", and "Depreciation and amortization" have been reclassified within "Selling, general, and administrative expenses".

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

A comprehensive list of the Company's significant accounting policies is set forth in Note 2 — Summary of Significant Accounting Policies to the Consolidated Financial Statements contained in its Annual Report for the year ended December 31, 2025.

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

Internal-Use Software — In September 2025, the FASB issued ASU No. 2025-06, Targeted Improvements to the Accounting for Internal-Use Software (ASC 350-40), which modernizes the accounting guidance for the costs to develop software for internal use. The targeted improvements primarily introduce a new capitalization threshold based on management's commitment to funding and the probability of project completion. It removes all references to a sequential software development method. The new standard does not change the types of costs eligible for capitalization, the point at which capitalization ends, or the associated amortization and impairment guidance. ASU 2025-06 is effective for annual periods beginning after December 15, 2027. The Company is still assessing the impact of ASU No. 2025-06.

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

On December 31, 2025, in connection with the Markel Fronting Arrangement, the Company entered into a loss portfolio transfer agreement (the "LPT Agreement") that became effective on January 1, 2026. Pursuant to the LPT Agreement, Hagerty Re assumed 100% of the net retained liabilities for Essentia-originated policies issued prior to January 1, 2026 and received $50.5 million in cash consideration. The Company is accounting for the LPT Agreement using the deposit method of accounting. At inception, the Company recorded the $50.5 million of cash consideration received as a deposit liability within "Other liabilities" on the Condensed Consolidated Balance Sheets. As of June 30, 2026, the estimated ultimate value of the liabilities assumed under the LPT Agreement was approximately $39.4 million and the deferred gain as of June 30, 2026 of $11.1 million is being recognized over the expected period of future claim payments within "Interest expense and other, net" in the Condensed Consolidated Statements of Operations. The table below presents changes in the deposit liability associated with the LPT Agreement during the six months ended June 30, 2026:

in thousands
Balance as of January 1, 2026	$50,500
Amortization of deferred gain	(2,940)
Claim payments	(13,259)
Balance as of June 30, 2026	$34,301

4 — Supplemental Balance Sheet and Cash Flow Information

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

As of June 30, 2026 and 2025, cash and cash equivalents and restricted cash and cash equivalents were as follows:

	June 30,
	2026	2025

	in thousands
Cash and cash equivalents	$298,302	$140,300
Restricted cash and cash equivalents	169,333	190,286
Total cash and cash equivalents and restricted cash and cash equivalents	$467,635	$330,586

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

The following table presents the components of the Company's restricted assets as of June 30, 2026 and December 31, 2025:

	June 30,	December 31,
	2026	2025

	in thousands
Restricted cash and cash equivalents	$169,333	$138,823
Fixed maturity securities	567,800	675,302
Equity securities	—	34,871
Total restricted assets	$737,133	$848,996

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

Refer to Note 8 — Notes Receivable and Note 14 — Debt for additional information.

The following table presents the assets and liabilities of the Company's consolidated VIEs as of June 30, 2026 and December 31, 2025:

	June 30,	December 31,
	2026	2025

ASSETS	in thousands
Cash and cash equivalents	$1,781	$697
Restricted cash and cash equivalents	6,100	17,005
Notes receivable	109,736	81,740
Other assets	1,426	1,748
TOTAL ASSETS	$119,043	$101,190
LIABILITIES
Accounts payable and accrued expenses	$663	$524
Debt, net	87,526	68,423
Other liabilities	279	1,658
TOTAL LIABILITIES	$88,468	$70,605

Supplemental Cash Flow Information

The table below presents information regarding the Company's non-cash investing and financing activities, as well as the cash paid for interest and taxes for the six months ended June 30, 2026 and 2025:

	Six months ended June 30,
	2026	2025

Non-cash investing activities:	in thousands
Issuance of notes receivable (1)	$11,645	$9,816
Collection of notes receivable (1)	$4,614	$1,884
Capital expenditures	$792	$801

Non-cash financing activities:
Exchange of THG units for shares of Class A Common Stock (Refer to Note 16)	$797	$712
Issuance of shares of Class A Common Stock resulting from the vesting of RSUs (Refer to Note 17)	$8,840	$8,067

Cash paid for interest	$6,033	$4,337
Cash paid for income taxes	$18,009	$11,794

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

The tables below present the Company's segment information for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30, 2026
	Insurance	Marketplace	Total

REVENUES:	(in thousands)
Earned premium, net	$251,956	$—	$251,956
Commission and fee revenue	23,665	—	23,665
Marketplace revenue	—	39,658	39,658
Membership and other revenue	21,361	—	21,361
Net investment income	10,731	272	11,003
Net investment gains	7,179	—	7,179
Total revenue	314,892	39,930	354,822
EXPENSES:
Losses and loss adjustment expenses, net	110,709	—	110,709
Policy acquisition costs, net	83,641	—	83,641
Underwriting and other insurance expenses	62,947	—	62,947
Selling, general, and administrative expenses	55,931	38,984	94,915
Interest expense and other, net	(1,103)	(106)	(1,209)
Total segment expenses	312,125	38,878	351,003
Segment income before taxes	2,767	1,052	3,819
Corporate expenses			(350)
Interest expense			(1,237)
Income before taxes			$2,232

	Three months ended June 30, 2025
	Insurance	Marketplace	Total

REVENUES:	(in thousands)
Earned premium, net	$177,785	$—	$177,785
Commission and fee revenue	143,287	—	143,287
Marketplace revenue	—	26,886	26,886
Membership and other revenue	20,741	—	20,741
Net investment income	9,287	129	9,416
Net investment gains	1,194	—	1,194
Total revenue	352,294	27,015	379,309
EXPENSES:
Losses and loss adjustment expenses, net	75,213	—	75,213
Policy acquisition costs, net	82,938	—	82,938
Underwriting and other insurance expenses	1,222	—	1,222
Selling, general, and administrative expenses	131,634	29,165	160,799
Interest expense and other, net	528	(144)	384
Total segment expenses	291,535	29,021	320,556
Segment income (loss) before taxes	60,759	(2,006)	58,753
Corporate expenses			(828)
Interest expense			(1,484)
Change in TRA Liability			(3,078)
Income before taxes			$53,363

	Six months ended June 30, 2026
	Insurance	Marketplace	Total

REVENUES:	(in thousands)
Earned premium, net	$491,598	$—	$491,598
Commission and fee revenue	40,100	—	40,100
Marketplace revenue	—	65,310	65,310
Membership and other revenue	43,488	—	43,488
Net investment income	20,745	521	21,266
Net investment gains	4,890	—	4,890
Total revenue	600,821	65,831	666,652
EXPENSES:
Losses and loss adjustment expenses, net	208,628	—	208,628
Policy acquisition costs, net	185,563	—	185,563
Underwriting and other insurance expenses	122,535	—	122,535
Selling, general, and administrative expenses	102,797	64,256	167,053
Interest expense and other, net	(1,119)	(263)	(1,382)
Total segment expenses	618,404	63,993	682,397
Segment income (loss) before taxes	(17,583)	1,838	(15,745)
Corporate expenses			(628)
Interest expense			(2,332)
Loss before taxes			$(18,705)

	Six months ended June 30, 2025
	Insurance	Marketplace	Total

REVENUES:	(in thousands)
Earned premium, net	$347,140	$—	$347,140
Commission and fee revenue	243,574	—	243,574
Marketplace revenue	—	55,972	55,972
Membership and other revenue	41,606	—	41,606
Net investment income	18,170	304	18,474
Net investment gains	879	—	879
Total revenue	651,369	56,276	707,645
EXPENSES:
Losses and loss adjustment expenses, net	146,343	—	146,343
Policy acquisition costs, net	160,271	—	160,271
Underwriting and other insurance expenses	2,579	—	2,579
Selling, general, and administrative expenses	247,575	57,004	304,579
Interest expense and other, net	940	(260)	680
Total segment expenses	557,708	56,744	614,452
Segment income (loss) before taxes	93,661	(468)	93,193
Corporate expenses			(1,093)
Interest expense			(2,877)
Change in TRA Liability			(3,078)
Income before taxes			$86,145

Disaggregation of Revenue

The following tables present revenues from customer contracts that are recognized in accordance with ASC Topic 606, Revenue from Contracts with Customers ("ASC 606"), disaggregated by geographic area, as well as a reconciliation to total revenue for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30, 2026
	Insurance	Marketplace	Total

	in thousands
United States	$29,153	$18,449	$47,602
International	15,873	17,351	33,224
Total revenue from customer contracts	45,026	35,800	80,826
Earned premium, net	251,956	—	251,956
Net investment income	10,731	272	11,003
Net investment gains	7,179	—	7,179
Finance revenue	—	3,858	3,858
Total revenue	$314,892	$39,930	$354,822

	Three months ended June 30, 2025
	Insurance	Marketplace	Total

	in thousands
United States	$149,030	$17,655	$166,685
International	14,998	6,748	21,746
Total revenue from customer contracts	164,028	24,403	188,431
Earned premium, net	177,785	—	177,785
Net investment income	9,287	129	9,416
Net investment gains	1,194	—	1,194
Finance revenue	—	2,483	2,483
Total revenue	$352,294	$27,015	$379,309

	Six months ended June 30, 2026
	Insurance	Marketplace	Total

	in thousands
United States	$60,131	$35,480	$95,611
International	23,457	22,851	46,308
Total revenue from customer contracts	83,588	58,331	141,919
Earned premium, net	491,598	—	491,598
Net investment income	20,745	521	21,266
Net investment gains	4,890	—	4,890
Finance revenue	—	6,979	6,979
Total revenue	$600,821	$65,831	$666,652

	Six months ended June 30, 2025
	Insurance	Marketplace	Total

	in thousands
United States	$264,330	$43,750	$308,080
International	20,850	7,893	28,743
Total revenue from customer contracts	285,180	51,643	336,823
Earned premium, net	347,140	—	347,140
Net investment income	18,170	304	18,474
Net investment gains	879	—	879
Finance revenue	—	4,329	4,329
Total revenue	$651,369	$56,276	$707,645

Commission and fee revenue is earned through two distribution channels: direct and agent. Revenue earned from the direct distribution channel includes revenue generated by Hagerty's employee agents. Revenue earned from the agent distribution channel includes revenue generated through the Company's insurance distribution partnerships, as well as its relationships with independent agents and brokers. The tables below present the Company's revenue by distribution channel for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30, 2026
	Agent	Direct	Total

	in thousands
Commission and fee revenue	$14,534	$9,000	$23,534
Contingent commission	(324)	455	131
Total commission and fee revenue	$14,210	$9,455	$23,665

	Three months ended June 30, 2025
	Agent	Direct	Total

	in thousands
Commission and fee revenue	$69,678	$58,755	$128,433
Contingent commission	8,102	6,752	14,854
Total commission and fee revenue	$77,780	$65,507	$143,287

	Six months ended June 30, 2026
	Agent	Direct	Total

	in thousands
Commission and fee revenue	$24,346	$12,915	$37,261
Contingent commission	1,091	1,748	2,839
Total commission and fee revenue	$25,437	$14,663	$40,100

	Six months ended June 30, 2025
	Agent	Direct	Total

	in thousands
Commission and fee revenue	$118,770	$98,833	$217,603
Contingent commission	13,886	12,085	25,971
Total commission and fee revenue	$132,656	$110,918	$243,574

Refer to Note 13 — Reinsurance for information regarding "Earned premium, net", Note 6 — Investments for information regarding "Net investment income" and "Net investment gains", and Note 8 — Notes Receivable for information regarding "Finance revenue".

Contract Assets

Contract assets, primarily consisting of CUC receivables, are reported within "Other assets" on the Condensed Consolidated Balance Sheets. As of June 30, 2026 and December 31, 2025, the Company had contract assets of $1.6 million and $18.2 million, respectively. The decrease as of June 30, 2026 is primarily a result of the Markel Fronting Arrangement, as the Company no longer earns a CUC from policies issued by Essentia.

Contract Liabilities

Contract liabilities consist of cash collected in advance of revenue recognition and primarily relates to the unrecognized portion of HDC membership fees, the unrecognized portion of the advanced commission payment received from State Farm Mutual Automobile Insurance Company ("State Farm"), and, to a much lesser extent, cash collected in advance of the completion of marketplace private sales. As of June 30, 2026 and December 31, 2025, the Company had contract liabilities of $50.8 million and $46.5 million, respectively.

6 — Investments

The Company holds a diversified investment portfolio, consisting of fixed maturity securities and, to a much lesser extent, equity securities such as common stocks and exchange traded funds. The Company's fixed maturity securities are classified as available-for-sale.

The following tables summarize the Company's available-for-sale investments as of June 30, 2026 and December 31, 2025:

	June 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Fixed maturity securities:	in thousands
Corporate	$291,301	$1,410	$(1,673)	$291,038
U.S. Treasury	110,186	41	(1,289)	108,938
States and municipalities	37,683	382	(227)	37,838
Foreign	32,369	29	(73)	32,325
Asset-backed securities	76,881	243	(206)	76,918
Mortgage-backed securities	154,063	1,595	(1,154)	154,504
Total fixed maturity securities	$702,483	$3,700	$(4,622)	$701,561

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Fixed maturity securities:	in thousands
Corporate	$262,302	$3,982	$(116)	$266,168
U.S. Treasury	181,077	701	(161)	181,617
States and municipalities	29,182	967	(3)	30,146
Foreign	33,000	54	(62)	32,992
Asset-backed securities	31,899	394	(42)	32,251
Mortgage-backed securities	150,353	3,026	(282)	153,097
Total fixed maturity securities	$687,813	$9,124	$(666)	$696,271

Security holdings in an unrealized loss position

The following table summarizes gross unrealized losses and the estimated fair value of available-for-sale fixed maturity securities that have continuously been in an unrealized loss position, as well as the length of time that such securities were in an unrealized loss position, as of June 30, 2026 and December 31, 2025:

	June 30, 2026
	Less than 12 months		12 months or longer		Total
	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses

Fixed maturity securities:	in thousands
Corporate	$107,009	$(1,660)	$324	$(13)	$107,333	$(1,673)
U.S. Treasury	93,738	(1,289)	—	—	93,738	(1,289)
States and municipalities	15,271	(227)	—	—	15,271	(227)
Foreign	18,910	(73)	—	—	18,910	(73)
Asset-backed securities	33,481	(206)	—	—	33,481	(206)
Mortgage-backed securities	69,641	(1,154)	—	—	69,641	(1,154)
Total fixed maturity securities	$338,050	$(4,609)	$324	$(13)	$338,374	$(4,622)

	December 31, 2025
	Less than 12 months		12 months or longer		Total
	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses

Fixed maturity securities:	in thousands
Corporate	$6,307	$(7)	$9,461	$(108)	$15,768	$(115)
U.S. Treasury	35,150	(83)	14,948	(78)	50,098	(161)
States and municipalities	880	(3)	—	—	880	(3)
Foreign	17,009	(62)	—	—	17,009	(62)
Asset-backed securities	1,771	(5)	1,881	(37)	3,652	(42)
Mortgage-backed securities	10,312	(4)	20,889	(279)	31,201	(283)
Total fixed maturity securities	$71,429	$(164)	$47,179	$(502)	$118,608	$(666)

The Company regularly reviews all fixed maturity securities within its investment portfolio to determine whether a credit loss has occurred. Based on the Company's review as of June 30, 2026 and December 31, 2025, unrealized losses were a result of interest rate changes, not a decline in the creditworthiness of the issuers. Accordingly, no allowance for credit loss was recorded as of June 30, 2026 and December 31, 2025.

Contractual maturities of available-for-sale fixed maturity securities

The following table summarizes the contractual maturities of the Company's available-for-sale investments as of June 30, 2026:

	Amortized Cost	Estimated Fair Value

	in thousands
Due in one year or less	$73,526	$73,762
Due after one year through five years	296,619	295,562
Due after five years through ten years	101,027	100,449
Due after ten years	367	366
Mortgage-backed and asset-backed securities	230,944	231,422
Total fixed maturity securities	$702,483	$701,561

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Net investment income

The following table presents the components of "Net investment income" reported in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

Interest income:	in thousands
Cash and cash equivalents and restricted cash and cash equivalents	$2,012	$2,564	$4,102	$4,724
Fixed maturity securities	9,021	6,943	17,164	13,928
Total interest income	11,033	9,507	21,266	18,652
Dividends on equity securities	157	39	364	79
Gross investment income	11,190	9,546	21,630	18,731
Investment expenses	(187)	(130)	(364)	(257)
Net investment income	$11,003	$9,416	$21,266	$18,474

Net realized and unrealized gains (losses) on investments

The table below presents the components of pre-tax "Net investment gains" reported in the Condensed Consolidated Statements of Operations and the pre-tax change in net unrealized gains (losses) included in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2026 and 2025. The gross amounts of realized investment gains and losses on fixed maturity securities were not material to the Condensed Consolidated Financial Statements and are presented on a net basis in the table below:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

Fixed maturity securities:	in thousands
Net realized investment gains	$38	$16	$452	$231
Equity securities:
Total change in fair value of equity securities	7,141	1,178	4,438	648
Net investment gains	$7,179	$1,194	$4,890	$879
Change in net unrealized gains (losses) on available-for-sale investments included in Other comprehensive income (loss):
Fixed maturity securities	$(3,097)	$1,323	$(9,361)	$6,421

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

Summary of assets and liabilities measured at fair value

The fair values of the Company's financial assets as of June 30, 2026 and December 31, 2025 are shown in the following tables:

	Estimated Fair Value as of June 30, 2026
	Total	Level 1	Level 2	Level 3

Investments:	in thousands
Corporate	$291,038	$—	$291,038	$—
U.S. Treasury	108,938	—	108,938	—
States and municipalities	37,838	—	37,838	—
Foreign	32,325	—	32,325	—
Asset-backed securities	76,918	—	76,918	—
Mortgage-backed securities	154,504	—	154,504	—
Exchange traded funds	54,945	54,945	—	—
Total	$756,506	$54,945	$701,561	$—

	Estimated Fair Value as of December 31, 2025
	Total	Level 1	Level 2	Level 3

Investments:	in thousands
Corporate	$266,168	$—	$266,168	$—
U.S. Treasury	181,617	—	181,617	—
States and municipalities	30,146	—	30,146	—
Foreign	32,992	—	32,992	—
Asset-backed securities	32,251	—	32,251	—
Mortgage-backed securities	153,097	—	153,097	—
Common stocks	34,871	34,871	—	—
Total	$731,142	$34,871	$696,271	$—

8 — Notes Receivable

Broad Arrow Capital

BAC provides financing solutions to qualified collectors and businesses by structuring and issuing loans secured by collector cars. The loans underwritten by BAC include term loans and short-term bridge loans. The loans underwritten by BAC are recorded within "Notes receivable" on the Condensed Consolidated Balance Sheets.

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

As of June 30, 2026 and December 31, 2025, BAC's net Notes receivable balance was approximately $148.1 million and $104.3 million, respectively, including accrued interest.

The table below provides the aggregate LTV ratio for BAC's loan portfolio as of June 30, 2026 and December 31, 2025:

	June 30,	December 31,
	2026	2025

	in thousands
Secured loans	$146,550	$103,338
Estimate of collateral value	$262,881	$199,628
Aggregate LTV ratio	55.7%	51.8%

Management considers a loan to be past due when an interest payment is not paid within 10 business days of the monthly due date, or if the principal amount is not repaid by the contractual maturity date. Typically, a loan becomes past due only for a short period of time during which the loan is renewed or collateral is sold to satisfy the borrower's obligations. As of June 30, 2026 and December 31, 2025, the amount of past due principal and interest payments was not material.

A non-accrual loan is a loan for which future finance revenue is not recorded due to management's determination that it is probable that future interest on the loan will not be collectible. When a loan is placed on non-accrual status, any accrued interest receivable deemed not collectible is reversed against finance revenue. Any cash receipts subsequently received on non-accrual loans are first applied to reduce the recorded principal balance of the loan, with any proceeds in excess of the principal balance then applied to interest and expenses owed by the borrower. As of June 30, 2026 and December 31, 2025, there were no non-accrual loans.

As of June 30, 2026 and December 31, 2025, there was no allowance for expected credit losses related to the BAC loan portfolio based on management's quarterly evaluation, which takes into consideration a number of factors including the level of historical losses for similar loans, the quality of the collateral, the low LTV ratio of the loans, management's overall assessment of the current circumstances and risks related to each loan, and, to a lesser extent, the circumstances related to each borrower.

Other Notes Receivable

From time-to-time, Broad Arrow provides short-term financing to its auction or private sale buyers in situations when the terms or length of financing may not qualify and/or is too short to fund efficiently with a BAC loan. The resulting loans are typically interest-bearing with required periodic interest payments and, in certain cases, required periodic principal payments. Broad Arrow typically retains a security interest in the vehicle(s) related to these loans. As of June 30, 2026 and December 31, 2025, the Notes receivable balance related to these loans was $3.9 million and $8.9 million, respectively, including accrued interest.

Broad Arrow also makes consignor advances secured by vehicle(s) that are contractually committed, in the near term, to be offered for sale at auction or as a private sale. Consignor advances allow sellers to receive funds upon consignment for an auction or for a private sale that will occur up to one year in the future and normally have short-term maturities. In the event the vehicle(s) are not successfully sold at auction or in a private sale, the consignor is required to repay the outstanding principal and accrued interest of the advance or convert the advance to a BAC loan. As of June 30, 2026 and December 31, 2025, the outstanding Notes receivable balance associated with consignor advances was $1.3 million and $0.1 million, respectively.

Under certain circumstances, Broad Arrow also provides loans to certain well-established car dealers to finance the purchase of vehicle(s), retaining a security interest in the purchased vehicle. In certain situations, Broad Arrow acquires a partial ownership interest in the vehicle(s) in addition to providing the loan. Upon the eventual sale of the acquired vehicle(s), the loan is repaid and Broad Arrow retains a pro rata share of the profit(s) or loss(es). There was no outstanding Notes receivable balance associated with these loans as of June 30, 2026. As of December 31, 2025, the Notes receivable balance related to these loans was $0.6 million.

These loans are classified in the Condensed Consolidated Statements of Cash Flows within Operating Activities as they are made in support of Broad Arrow's auction and private sale activities.

Concentration Risk

As of June 30, 2026, there was one borrower with a loan balance that exceeded 10% of the total notes receivable balance, with a loan of $16.3 million representing 10.7% of the total balance. As of June 30, 2026, the collateral value related to this loan was $32.9 million, with a LTV ratio of 49.5%.

9 — Other Assets

As of June 30, 2026 and December 31, 2025, other assets consisted of:

	June 30,	December 31,
	2026	2025

	in thousands
Prepaid software-as-a-service ("SaaS") implementation costs	$59,620	$56,971
Prepaid selling, general, and administrative expenses	24,851	20,707
Inventory (1)	24,893	12,410
Property and equipment, net	16,655	16,253
Lease right-of-use assets (2)	37,702	40,657
Contract assets	1,561	18,233
Costs to obtain contracts with customers	8,640	9,965
Ceded commission receivable	9,275	8,004
Other investments (3)	10,758	10,135
Accrued investment income	6,108	5,613
Deferred financing costs related to revolving credit facilities	3,169	3,707
Other (4)	6,203	5,331
Other assets	$209,435	$207,986

(1)    Inventory primarily includes vehicles owned by Broad Arrow that have been purchased for resale purposes.
(2)    Refer to Note 10 — Leases for additional information.
(3)    Other investments includes strategic investments, which are classified as Level 3 within the fair value hierarchy. Based on the nature and size of these investments, the carrying values approximate their fair values.
(4)    As of June 30, 2026, Other primarily included $2.7 million of collector vehicle investments, $1.1 million related to capitalized digital media content, and $1.1 million of business tax recoverables. As of December 31, 2025, Other primarily included $2.7 million of collector vehicle investments, $1.4 million related to capitalized digital media content, and $1.0 million of business tax recoverables.

10 — Leases

The following table summarizes the components of the Company's operating lease expense for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

	in thousands
Operating lease expense (1)	$2,066	$2,116	$4,174	$4,226
Variable lease expense (1) (2)	1,304	874	2,171	1,768
Sublease revenue (3)	(226)	(254)	(449)	(555)
Lease cost, net	$3,144	$2,736	$5,896	$5,439

(1)    Classified within "Selling, general, and administrative expenses" in the Condensed Consolidated Statements of Operations.
(2)    Includes maintenance, taxes, insurance, and payments affected by the Consumer Price Index.
(3)    Classified within "Membership and other revenue" in the Condensed Consolidated Statements of Operations.

The following table summarizes supplemental balance sheet information related to operating leases as of June 30, 2026 and December 31, 2025:

	June 30,	December 31,
	2026	2025

	dollars in thousands
ROU assets obtained in exchange for new operating lease liabilities during the period	$206	$2,446
Weighted average lease term	7.15	7.48
Weighted average discount rate	5.1%	5.1%

The following table summarizes information about the amount and timing of the Company's future operating lease commitments as of June 30, 2026:

in thousands
2026 - remaining	$4,416
2027	8,655
2028	8,491
2029	6,651
2030	5,358
Thereafter	17,376
Total lease payments	50,947
Less: imputed interest	(8,587)
Total lease liabilities	$42,360

11 — Intangible Assets

The cost and accumulated amortization of intangible assets as of June 30, 2026 and December 31, 2025 are as follows:

	June 30, 2026
	Weighted average useful life	Gross carrying amount	Accumulated amortization	Net carrying amount

		dollars in thousands
Internally developed software	3.4	$166,260	$(110,158)	$56,102
Renewal rights	10.0	21,374	(11,575)	9,799
Trade names and trademarks	14.2	11,867	(4,979)	6,888
State licenses	Indefinite	11,263	—	11,263
Relationships and customer lists	15.5	7,900	(2,637)	5,263
Other	3.5	577	(577)	—
Total intangible assets		$219,241	$(129,926)	$89,315

	December 31, 2025
	Weighted average useful life	Gross carrying amount	Accumulated amortization	Net carrying amount

		dollars in thousands
Internally developed software	3.4	$155,933	$(102,326)	$53,607
Renewal rights	10.0	21,740	(10,693)	11,047
Trade names and trademarks	14.2	11,867	(4,402)	7,465
State licenses	Indefinite	11,263	—	11,263
Relationships and customer lists	15.5	7,913	(2,380)	5,533
Other	3.5	580	(580)	—
Total intangible assets		$209,296	$(120,381)	$88,915

Intangible asset amortization expense was $5.7 million and $5.8 million for the three months ended June 30, 2026 and 2025, respectively, and $11.3 million and $12.2 million for the six months ended June 30, 2026 and 2025, respectively.

Estimated future aggregate amortization expense related to intangible assets as of June 30, 2026 is as follows:

in thousands
2026 - remaining	$12,682
2027	24,726
2028	19,232
2029	9,558
2030	2,952
Thereafter	8,902
Total	$78,052

12 — Reserves for Unpaid Losses and Loss Adjustment Expenses

The following table presents a reconciliation of the beginning and ending reserves for unpaid losses and loss adjustment expenses, net of amounts recoverable from various reinsurers:

	Six months ended June 30,
	2026	2025

	in thousands
Gross reserves for unpaid losses and loss adjustment expenses, beginning	$168,851	$168,492
Less: Reinsurance recoverable on unpaid losses and loss adjustment expenses	5,644	5,769
Net reserves for unpaid losses and loss adjustment expenses, beginning	163,207	162,723
Incurred losses and loss adjustment expenses:
Current accident year	214,762	146,343
Prior accident years	(6,134)	—
Total incurred losses and loss adjustment expenses	208,628	146,343
Payments:
Current accident year	84,679	21,250
Prior accident years	57,152	47,244
Total payments	141,831	68,494
Effect of foreign currency rate changes	(641)	233
Net reserves for unpaid losses and loss adjustment expenses, ending	229,363	240,805
Reinsurance recoverable on unpaid losses and loss adjustment expenses	12,342	18,138
Gross reserves for unpaid losses and loss adjustment expenses, ending	$241,705	$258,943

During the six months ended June 30, 2026, loss experience developed favorably resulting in a $6.1 million reserve reduction, primarily driven by the continued emergence of lower physical damage losses for the 2025 accident year. During the six months ended June 30, 2025, losses and loss adjustment expenses included $10.3 million of pre-tax losses related to the Southern California Wildfires.

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

Reserves are reviewed by management quarterly and monitored throughout the year by combining historical results and current actual results. Claims are analyzed and reported based on the year in which the loss occurred (i.e., on an accident year basis). Accident year data is classified and utilized within actuarial models to prepare estimates of required reserves for payments to be made in the future.

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

Any adjustments to the Company's reserves for unpaid losses and loss adjustment expenses are recognized in its Condensed Consolidated Statements of Operations in the period in which management determines that an adjustment is necessary.

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

Refer to Note 20 — Related-Party Transactions for additional information on reinsurance transactions with Markel and State Farm.

The following table presents the Company's total premiums on a written and earned basis for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

Premiums written:	in thousands
Assumed	$361,318	$247,812	$711,553	$423,323
Ceded	(28,166)	(11,209)	(61,055)	(31,069)
Net	$333,152	$236,603	$650,498	$392,254

Premiums earned:
Assumed	$270,676	$189,976	$524,747	$370,909
Ceded	(18,720)	(12,191)	(33,149)	(23,769)
Net	$251,956	$177,785	$491,598	$347,140

The following table presents the Company's total losses and loss adjustment expenses for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

Losses and loss adjustment expenses:	in thousands
Assumed	$116,797	$78,059	$218,449	$161,385
Ceded	(6,088)	(2,846)	(9,821)	(15,042)
Net	$110,709	$75,213	$208,628	$146,343

14 — Debt

As of June 30, 2026 and December 31, 2025, "Debt, net" consisted of the following:

		June 30,	December 31,
	Maturity	2026	2025

		in thousands
2025 JPM Credit Facility	March 2030	$103,857	$84,945
BAC Credit Facility	November 2028	87,526	68,423
State Farm Term Loan	September 2033	25,000	25,000
Total debt		216,383	178,368
Less: Unamortized debt issuance costs related to the State Farm Term Loan		(432)	(461)
Debt, net		$215,951	$177,907

2025 JPM Credit Facility

THG has a credit agreement with JPMorgan Chase Bank, N.A. ("JPM"), as administrative agent, issuing bank and swingline lender, the foreign subsidiary borrowers thereto, and the other financial institutions party thereto as lenders (the "2025 JPM Credit Agreement").

The 2025 JPM Credit Agreement provides for a senior unsecured revolving credit facility (the "2025 JPM Credit Facility") with an aggregate borrowing capacity of $375.0 million. The 2025 JPM Credit Agreement includes (i) a $175.0 million sublimit for letters of credit; (ii) a $100.0 million sublimit for foreign currency borrowings; and (iii) an uncommitted accordion feature of $75.0 million, plus an unlimited amount so long as THG's net leverage ratio is below 3.25. The 2025 JPM Credit Agreement matures in March 2030, but may be extended if agreed by THG and the lenders party thereto. Any unpaid balance on the 2025 JPM Credit Facility is due at maturity.

Borrowings from the 2025 JPM Credit Facility accrue interest at the applicable reference rate, primarily Term SOFR, depending on the currency of the borrowing plus an applicable margin determined by the Company's net leverage ratio for the preceding period (as defined in the 2025 JPM Credit Facility). The effective interest rates related to the 2025 JPM Credit Agreement were 4.69% and 5.81% for the six months ended June 30, 2026 and 2025, respectively.

The 2025 JPM Credit Agreement requires THG to, among other things, meet certain financial covenants, including a minimum fixed charge coverage ratio test and a maximum leverage ratio test. As of June 30, 2026, THG was in compliance with these financial covenants.

As of June 30, 2026, the carrying value of the outstanding borrowings under the 2025 JPM Credit Facility approximated its fair value due to the variable interest rates associated with the outstanding borrowings.

BAC Credit Facility

BAC and its wholly owned subsidiary BAC Funding 2023-1, LLC, as borrower, have a revolving credit agreement (the "BAC Credit Agreement") that provides for a revolving credit facility (the "BAC Credit Facility") with an aggregate commitment of $150.0 million. The BAC Credit Facility's borrowing base is determined by the carrying value of certain BAC notes receivable, which is then limited by the amount of the aggregate commitment. As of June 30, 2026, the applicable borrowing base for the BAC Credit Agreement was $87.5 million.

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

BAC and BAC Funding 2023-1, LLC are required, among other things, to meet certain financial covenants including that BAC, as the servicer, maintain a minimum tangible net worth, minimum liquidity balances, and an indebtedness to tangible net worth ratio. As of June 30, 2026, the Company was in compliance with the financial covenants under the BAC Credit Agreement.

As of June 30, 2026, the carrying value of the outstanding borrowings under the BAC Credit Facility approximated its fair value due to the variable interest rates associated with the outstanding borrowings.

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

Letters of Credit

As of June 30, 2026, the Company has authorized three letters of credit for a total of $10.8 million for operational purposes, primarily related to Hagerty Re's Section 953(d) tax structuring election, and to a much lesser extent, a requirement under a quota share agreement, and lease down payment support.

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

As of June 30, 2026, the estimated redemption value of the Series A Convertible Preferred Stock was $100.8 million, which represents the maximum cash payment, including cumulative dividends, that would be required to be paid if the Optional Term Redemption provision in the Certificate of Designations, as summarized below, is exercised as of the earliest possible redemption date of June 23, 2028. The decision to redeem the Series A Convertible Preferred Stock for cash is made at the discretion of the Company; however, the Company is controlled by HHC through its voting control of the Company. Accordingly, the redemption of the Series A Convertible Preferred Stock is considered outside the control of the Company and, as a result, the Series A Convertible Preferred Stock is recorded within Temporary Equity on the Condensed Consolidated Balance Sheets.

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

Dividends — Dividends on the Series A Convertible Preferred Stock are cumulative and accrue from the date of issuance at the rate per annum of 7% of the Series A Purchase Price of each share, plus the amount of previously accrued dividends, compounded annually (the "Accruing Dividends"). The Company may elect to pay the Accruing Dividends either in cash or in additional shares of Series A Convertible Preferred Stock. Prior to June 23, 2026, the third anniversary of the Closing, the Series A Convertible Preferred Stock was entitled to participate on an as-converted basis in dividends declared and paid on the Class A Common Stock, if any. In each of June 2026 and 2025, the Company paid $5.6 million, respectively, of cash dividends on the Series A Convertible Preferred Stock to the Investors.

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

As of June 30, 2026, no shares of Series A Convertible Preferred Stock had been converted and the outstanding shares of Series A Convertible Preferred Stock were convertible into 6,785,410 shares of Class A Common Stock.

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

16 — Stockholders' Equity

Class A Common Stock

Hagerty, Inc. is authorized to issue 500,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. Holders of Class A Common Stock are entitled to one vote for each share. As of June 30, 2026 and December 31, 2025, there were 101,804,938 and 100,706,893 shares of Class A Common Stock issued and outstanding, respectively.

Class V Common Stock

Hagerty, Inc. is authorized to issue 300,000,000 shares of Class V Common Stock with a par value of $0.0001 per share. Class V Common Stock represents voting, non-economic interests in Hagerty, Inc. Holders of Class V Common Stock are entitled to 10 votes for each share. In connection with the business combination that formed Hagerty, Inc. in 2021, shares of Class V Common Stock were issued to HHC and Markel (together, the "Legacy Unit Holders") along with an equivalent number of THG units. Each share of Class V Common Stock, together with the corresponding THG unit, is exchangeable for one share of Class A Common Stock. As of June 30, 2026 and December 31, 2025, there were 241,552,156 shares of Class V Common Stock issued and outstanding. Refer to "Exchange of THG Units" below for additional information.

Preferred Stock

Hagerty, Inc. is authorized to issue 20,000,000 shares of Preferred Stock with a par value of $0.0001 per share. The Board has the authority to issue shares of Preferred Stock with such designations, voting and other rights and preferences as may be determined from time to time.

As of June 30, 2026 and December 31, 2025, there were 8,483,561 shares of Preferred Stock issued and outstanding, which may, at the option of the holder, be converted at any time into shares of Class A Common Stock. Refer to Note 15 — Convertible Preferred Stock for additional information.

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

The following table summarizes the changes in ownership of THG units for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
THG units held by Hagerty, Inc.
Beginning of period	101,085,283	90,064,663	100,706,893	90,032,391
Issuance of shares under employee plans	665,353	596,683	673,643	604,955
Exchange of THG units for Class A Common Stock	54,302	54,302	424,402	78,302
End of period	101,804,938	90,715,648	101,804,938	90,715,648
Ownership percentage
Beginning of period	29.2%	26.1%	29.1%	26.1%
End of period	29.4%	26.2%	29.4%	26.2%

THG units held by other unit holders
Beginning of period	245,050,694	255,154,346	245,420,794	255,178,346
Exchange of THG units for Class A Common Stock	(54,302)	(54,302)	(424,402)	(78,302)
End of period	244,996,392	255,100,044	244,996,392	255,100,044
Ownership percentage
Beginning of period	70.8%	73.9%	70.9%	73.9%
End of period	70.6%	73.8%	70.6%	73.8%

Total THG units outstanding	346,801,330	345,815,692	346,801,330	345,815,692

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

During the six months ended June 30, 2026 and 2025, the Company received 643,117 and 571,405 THG units, respectively, in connection with shares of Class A Common Stock that were issued as a result of share-based compensation awards vesting under the 2021 Stock Incentive Plan. In addition, during the six months ended June 30, 2026 and 2025, the Company received 30,526 and 33,550 THG units, respectively, in connection with shares of Class A Common Stock that were issued related to the ESPP.

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

During the six months ended June 30, 2026 and 2025, certain other holders of THG units that do not hold corresponding shares of Class V Common Stock exchanged 424,402 and 78,302, respectively, THG units for an equal number of shares of Class A Common Stock. These exchanges resulted in reductions to "Non-controlling interest" and corresponding increases to "Additional paid-in capital" of $0.8 million and $0.7 million, respectively.

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

The THG Preferred Units are recorded on the financial statements of THG based on their estimated redemption value, which represents the maximum cash payment, including cumulative dividends, that would be required to be paid to Hagerty, Inc. if the Optional Term Redemption of the Series A Convertible Preferred Stock is exercised. Amounts recognized to accrete the THG Preferred Units to their estimated redemption value are treated as a deemed dividend due to Hagerty, Inc. The amount of this deemed dividend is attributed entirely to Hagerty, Inc. prior to allocating the remainder of THG's consolidated net income or loss between controlling and non-controlling interests. In each of June 2026 and 2025, THG paid $5.6 million of cash dividends to Hagerty, Inc. on the THG Preferred Units. Refer to Note 15 — Convertible Preferred Stock for additional information on the Private Placement and the Series A Convertible Preferred Stock.

Distributions to Unit Holders of THG

Under the terms of the THG LLC Agreement, THG is obligated to make tax distributions to its unit holders. During the six months ended June 30, 2026 and 2025, THG made tax distributions of $0.8 million and $30.4 million, respectively, to non-controlling interest unit holders and $0.7 million and $11.8 million, respectively, of tax distributions to Hagerty, Inc.

17 — Share-Based Compensation

The 2021 Stock Incentive Plan provides for the issuance of up to approximately 38.3 million shares of Class A Common Stock to certain employees and non-employee directors. The 2021 Stock Incentive Plan allows for the issuance of incentive stock options, non-qualified stock options, restricted stock awards, stock appreciation rights, RSUs, and PRSUs. As of June 30, 2026, there were approximately 24.7 million shares available for future grants under the 2021 Stock Incentive Plan.

The following table summarizes share-based compensation expense recognized during the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

	in thousands
Restricted stock units	$3,425	$3,719	$6,608	$6,921
Performance restricted stock units	1,668	1,427	3,102	2,617
Total share-based compensation expense	$5,093	$5,146	$9,710	$9,538

Restricted Stock Units

RSUs typically vest over a three to five-year period based on the requisite service period. The grant date fair value is determined based on the closing market price of the Class A Common Stock on the business day prior to the grant date and the related share-based compensation expense is recognized over the requisite service period on a straight-line basis.

The following table provides a summary of RSU activity during the six months ended June 30, 2026:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested balance as of January 1, 2026	3,548,091	$9.56
Granted	874,106	10.53
Vested (1)	(947,102)	9.33
Forfeited	(225,430)	9.30
Unvested balance as of June 30, 2026	3,249,665	$9.91

(1)    For the six months ended June 30, 2026, 643,117 shares of Class A Common Stock were issued related to the vesting of RSUs in the period, net of shares withheld for the funding of employee tax obligations.

The following table provides additional data related to RSU activity during the six months ended June 30, 2026 and 2025:

	Six months ended June 30,
	2026	2025

	dollars in thousands
Total fair value of shares vested (1)	$8,840	$8,067
Unrecognized compensation expense	$24,167	$29,479
Weighted average period awards are expected to be recognized (in years)	2.32	2.73

(1)    The tax impact related to vested RSUs for the six months ended June 30, 2026 and 2025 was not material to the Condensed Consolidated Financial Statements.

Performance Restricted Stock Units

Performance Condition PRSUs

PRSUs granted under the "Performance Condition PRSU Agreement", a form of PRSU agreement under the 2021 Stock Incentive Plan, are eligible to vest subject to the satisfaction of both performance-based and service-based conditions. The performance-based vesting condition will be satisfied contingent upon the Company's level of performance over the designated performance period (the "Performance Period") as measured against a financial performance target (the "Performance Target"), each as determined by the Compensation Committee. Following the end of the Performance Period, the Compensation Committee will determine the applicable attained performance level with payout percentages ranging from 35% to 200% (each, a "Payout Percentage") of the target number of PRSUs awarded. In the event of a Change in Control (as defined in the Performance Condition PRSU Agreement) before the end of a scheduled Performance Period, the Compensation Committee retains discretion to end the Performance Period early and measure performance levels as of a revised measurement date.

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

The amount of compensation expense ultimately recognized for PRSUs issued under the Performance Condition PRSU Agreement is based on the Company's ultimate performance relative to the Performance Target. The amount of compensation expense recognized prior to the end of the Performance Period is dependent upon management's assessment of the likelihood of achieving the applicable payout levels. If, as a result of management's assessment, it is projected that a greater number of PRSUs will vest than previously anticipated, a life-to-date adjustment to increase compensation expense is recorded in the period when such determination is made. Conversely, if, as a result of management's assessment, it is projected that a lower number of PRSUs will vest than previously anticipated, a life-to-date adjustment to decrease compensation expense is recorded in the period when such determination is made.

The following table provides a summary of the activity related to PRSUs under the Performance Condition PRSU Agreement during the six months ended June 30, 2026:

	Performance Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested balance as of January 1, 2026	538,531	$9.20
Granted	245,731	10.53
Unvested balance as of June 30, 2026	784,262	$9.62

As of June 30, 2026, the maximum number of shares of Class A Common Stock that may be issued with respect to PRSUs granted under the Performance Condition PRSU Agreement is 1,568,524, assuming maximum achievement of the Performance Target.

The following table provides additional data related to Performance Condition PRSU award activity during the six months ended June 30, 2026 and 2025:

	Six months ended June 30,
	2026	2025

	dollars in thousands
Unrecognized compensation expense	$6,322	$5,767
Weighted average period awards are expected to be recognized (in years)	2.12	2.19

Market Condition PRSUs

In April 2022, the Company's CEO was granted 3,707,136 market condition PRSUs, which provide him the opportunity to receive up to 3,707,136 shares of Class A Common Stock. The award had a grant date fair value of approximately $19.2 million, which was estimated using a Monte Carlo simulation model. These PRSUs have both market-based and service-based vesting conditions. Shares of Class A Common Stock issuable under this award can be earned based on the achievement of the following stock price targets: (i) 25% of the shares can be earned when the stock price of the Class A Common Stock exceeds $20.00 per share for 60 consecutive days; (ii) 25% of the shares can be earned when the stock price of the Class A Common Stock exceeds $25.00 per share for 60 consecutive days; and (iii) 50% of the shares can be earned when the stock price of the Class A Common Stock exceeds $30.00 per share for 60 consecutive days. These market-based conditions must be met in order for the PRSUs to vest; therefore, it is possible that no shares will ultimately vest. If any of the market-based conditions are met, the PRSUs will vest contingent upon continued service through the earlier of three years after achievement of the stock price target or the end of the seven-year performance period. As of June 30, 2026, no market condition PRSUs had vested.

The Company will recognize the entire $19.2 million of compensation expense for this award over the requisite service period, regardless of whether such market-based conditions are met. As of June 30, 2026, unrecognized compensation expense related to this award was $7.1 million, which the Company expects to recognize over a period of 2.75 years.

The following table summarizes the assumptions and related information used to determine the grant-date fair value of the market condition PRSUs awarded in April 2022:

Inputs	Performance Restricted Stock Units
Weighted average grant-date fair value per share	$5.19
Expected stock volatility	35%
Expected term (in years)	7.0
Risk-free interest rate	2.5%
Dividend yield	—%

Employee Stock Purchase Plan

The ESPP allows substantially all of the Company's employees to purchase shares of Class A Common Stock at a discount. As of June 30, 2026, 315,554 shares had been purchased under the ESPP and there were approximately 11.2 million shares available for future purchases.

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

The following table summarizes the basic and diluted earnings (loss) per share calculations for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

Basic Earnings (Loss) per Share	in thousands (except per share amounts)
Net income (loss) available to Class A Common Stockholders	$(1,668)	$8,465	$(8,189)	$14,505
Weighted average shares of Class A Common Stock outstanding	101,797	90,698	101,418	90,374
Basic earnings (loss) per share	$(0.02)	$0.09	$(0.08)	$0.16

Diluted Earnings (Loss) per Share
Net income (loss) available to Class A Common Stockholders	$(1,668)	$8,465	$(8,189)	$14,574
Weighted average shares of Class A Common Stock outstanding	101,797	90,698	101,418	91,247
Diluted earnings (loss) per share	$(0.02)	$0.09	$(0.08)	$0.16

Net income available to Class A Common Stockholders
Net income (loss)	$8,041	$47,202	$(4,704)	$74,495
Net (income) loss attributable to non-controlling interest	(7,761)	(36,229)	493	(55,151)
Accretion of Series A Convertible Preferred Stock	(1,948)	(1,875)	(3,978)	(3,750)
Undistributed earnings allocated to Series A Convertible Preferred Stock	—	(633)	—	(1,089)
Net income (loss) available to Class A Common Stockholders, Basic	(1,668)	8,465	(8,189)	14,505
Undistributed earnings reallocated to Series A Convertible Preferred Stock	—	—	—	—
Adjustment for potentially dilutive THG units	—	—	—	—
Adjustment for potentially dilutive Series A Convertible Preferred Stock	—	—	—	—
Adjustment for potentially dilutive share-based compensation awards	—	—	—	69
Net income (loss) available to Class A Common Stockholders, Diluted	$(1,668)	$8,465	$(8,189)	$14,574

Weighted Average Shares of Class A Common Stock Outstanding
Weighted average shares of Class A Common Stock outstanding, Basic	101,797	90,698	101,418	90,374
Adjustment for potentially dilutive THG units	—	—	—	—
Adjustment for potentially dilutive Series A Convertible Preferred Stock	—	—	—	—
Adjustment for potentially dilutive share-based compensation awards	—	—	—	873
Weighted average shares of Class A Common Stock outstanding, Diluted	101,797	90,698	101,418	91,247

The following table summarizes the weighted average potential shares of Class A Common Stock excluded from diluted earnings (loss) per share of Class A Common Stock as their effect would be anti-dilutive or, for certain PRSUs, the performance conditions were not met for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

	in thousands
THG units	245,001	255,105	245,051	255,138
Series A Convertible Preferred Stock	6,785	6,785	6,785	6,785
Unvested shares associated with share-based compensation awards	7,951	8,580	7,979	4,453
Total	259,737	270,470	259,815	266,376

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

Tax Examinations

The Company is subject to taxation and files income tax returns in the U.S. federal jurisdiction, as well as many state and foreign jurisdictions. As of June 30, 2026, tax years 2020 to 2023 are subject to examination by various tax authorities. With few exceptions, as of June 30, 2026, the Company is no longer subject to U.S. federal, state, local or foreign examinations for years before 2020. THG is currently under audit by the IRS for the 2021 tax year.

Income Tax Expense

For the six months ended June 30, 2026, the Company recorded an income tax benefit of $14.0 million, resulting in an effective tax rate of 74.9%, compared to income tax expense of $11.7 million in the prior year, resulting in an effective tax rate of 13.5%. The change in Income tax (expense) benefit period over period is driven by non-reversing temporary differences between taxable income and pre-tax book income related to the Markel Fronting Arrangement, partially offset by higher earnings in Hagerty Re and an increase in Hagerty, Inc.'s allocable share of income from THG.

As of June 30, 2026 and December 31, 2025, total gross unrecognized tax benefits were $0.2 million and $0.1 million, respectively. The Company recognizes interest and penalties related to unrecognized tax benefits within "Income tax (expense) benefit" in the Condensed Consolidated Statements of Operations. As of June 30, 2026, there were no amounts of gross interest and penalties accrued.

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

As of June 30, 2026 and December 31, 2025, the estimated value of the TRA Liability was $38.3 million and $39.8 million, respectively. Excluding payments made in respect to the TRA Liability, there were no changes to the recorded value of the TRA Liability for the six months ended June 30, 2026 and 2025.

During the six months ended June 30, 2026 and 2025, Hagerty, Inc. made TRA payments of $1.5 million and $0.2 million, respectively, to the Legacy Unit Holders.

20 — Related-Party Transactions

As of June 30, 2026, Markel and State Farm had the following equity interests in Hagerty and, as a result, are considered related parties:

	Markel		State Farm
Equity Interest	Shares/Units	Percentage of total outstanding (1)	Shares/Units	Percentage of total outstanding (1)
Hagerty, Inc. Class A Common Stock	3,108,000	3.1%	51,800,000	50.9%
Hagerty, Inc. Class V Common Stock	75,000,000	31.0%	—	—%
Hagerty, Inc. Series A Convertible Preferred Stock	1,590,668	18.8%	5,302,226	62.5%
THG units	75,000,000	21.6%	—	—%

Controlling interest	3,108,000	3.1%	51,800,000	50.9%
Non-controlling interest	75,000,000	30.6%	—	—%

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

The following tables summarize all balances related to the Company's business with Markel subsidiaries:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

Revenue:	in thousands
Earned premium, net	$260,982	$182,913	$505,790	$357,974
Commission and fee revenue	1,817	127,454	3,523	221,427
Total revenue	$262,799	$310,367	$509,313	$579,401
Expenses:
Losses and loss adjustment expenses, net	$105,727	$74,598	$197,233	$154,509
Policy acquisition costs, net	75,477	84,868	175,426	164,335
Underwriting and other insurance expenses	625	—	2,742	—
Total expenses	$181,829	$159,466	$375,401	$318,844

	June 30,	December 31,
	2026	2025

Assets:	in thousands
Accounts receivable	$1,526	$1,321
Premiums receivable	—	174,169
Reinsurance recoverables	1,181	1,958
Other assets	1,115	—
Total assets	$3,822	$177,448
Liabilities:
Accounts payable and accrued expenses	$1,422	$—
Losses payable and reserves for unpaid losses and loss adjustment expenses	—	247,758
Due to insurers	5,231	88,888
Ceding commissions payable	—	83,494
Other liabilities	1,477	2,470
Total liabilities	$8,130	$422,610

Pursuant to the terms of the Markel Fronting Arrangement, Hagerty Re maintains assets in trust for the benefit of Essentia. These assets are included within "Restricted cash and cash equivalents", "Fixed maturity securities" and "Equity securities, at fair value" on the Condensed Consolidated Balance Sheets. The assets held in trust for the benefit of Essentia totaled $596.6 million and $680.4 million as of June 30, 2026 and December 31, 2025, respectively.

State Farm

Alliance Agreement

Hagerty has a 10-year master alliance agreement and associated managing general underwriter agreement with State Farm, under which State Farm Classic+ policies are offered to State Farm's customers through State Farm agents. This program began issuing policies in September 2023. As of June 30, 2026, State Farm Classic+ policies were being offered in 37 states, with conversions of their existing book of business occurring in 26 of these states and plans to offer such policies in additional states in the remainder of 2026 and 2027. Under the master alliance agreement, State Farm paid Hagerty an advanced commission of $20.0 million in 2020, which is being recognized as "Commission and fee revenue" over the remaining life of the arrangement. In addition, the Company is paid a commission for underwriting, binding coverage, and issuing State Farm Classic+ policies and can offer HDC memberships to State Farm Classic+ customers, providing Hagerty with an additional revenue opportunity. Commission revenue generated from State Farm Classic+ policies was $6.8 million and $1.8 million for the three months ended June 30, 2026 and 2025, respectively, and $13.5 million and $3.0 million for the six months ended June 30, 2026 and 2025, respectively.

Reinsurance Agreement

Hagerty Re has a quota share agreement to cede a portion of the risk related to High-Net-Worth Accounts to Oglesby Reinsurance Company, a wholly owned subsidiary of State Farm. Refer to Note 13 — Reinsurance for additional information on the Company's reinsurance programs.

The following tables summarize all balances related to the risk ceded by Hagerty Re to State Farm subsidiaries:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

Revenue:	in thousands
Earned premium, net (1)	$(5,467)	$(4,735)	$(10,674)	$(9,191)
Expenses:
Losses and loss adjustment expenses, net (2)	$(1,910)	$(1,420)	$(3,472)	$(7,507)
Policy acquisition costs, net (3)	(2,843)	(2,463)	(5,551)	(4,780)
Total expenses	$(4,753)	$(3,883)	$(9,023)	$(12,287)

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

	June 30,	December 31,
	2026	2025

Assets:	in thousands
Reinsurance recoverables	$5,295	$6,668
Other assets	3,075	2,716
Total assets	$8,370	$9,384
Liabilities:
Other liabilities (1)	$5,914	$5,224
Total liabilities	$5,914	$5,224

(1)    Represents reinsurance premiums due to State Farm subsidiaries.

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

Pending Acquisition — On June 30, 2026, the Company's subsidiary, Hagerty International Holdings Limited, entered into a definitive agreement to acquire all of the issued shares of Bennetts Motorcycling Services Limited, a specialty motorcycle insurance broker in the U.K., for a purchase price of approximately £34.0 million (approximately $43.0 million as of June 30, 2026). Completion of the transaction is subject to regulatory approval and other customary closing conditions and is expected to occur during the third quarter of 2026.

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

22 — Subsequent Events

Management has evaluated subsequent events through August 5, 2026, which is the date these Condensed Consolidated Financial Statements were issued, and no material subsequent events were identified that are required to be reported.

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

Complementing our insurance offerings, we operate a trusted marketplace where collectors and enthusiasts can buy and sell a wide range of vehicles, from entry level enthusiast vehicles to high value collector cars. Through our marketplace, we also provide financing solutions by structuring and issuing loans secured by collector cars.

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

On December 31, 2025, in connection with the Markel Fronting Arrangement, we entered into a loss portfolio transfer agreement (the "LPT Agreement") that became effective on January 1, 2026. Pursuant to the LPT Agreement, Hagerty Re assumed 100% of the net retained liabilities for Essentia-originated policies issued prior to January 1, 2026 and received $50.5 million in cash consideration. For additional information regarding the Markel Fronting Arrangement and the LPT Agreement, refer to Note 3 — Markel Fronting Arrangement in Item 1 of Part I of this Quarterly Report.

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

Recent Developments

Pending Acquisition

On June 30, 2026, the Company's subsidiary, Hagerty International Holdings Limited, entered into a definitive agreement to acquire all of the issued shares of Bennetts Motorcycling Services Limited ("Bennetts"), a specialty motorcycle insurance broker in the United Kingdom ("U.K."), for a purchase price of approximately £34.0 million (approximately $43.0 million as of June 30, 2026). The transaction is subject to regulatory approval and other customary closing conditions and is expected to close during the third quarter of 2026.

This acquisition builds on the international momentum Hagerty has established through Broad Arrow Auctions, which has expanded its European presence over the past year. Together, both brands can create a more integrated enthusiast platform in the U.K. – combining specialty insurance, live and digital auctions and community engagement across both motorcycles and enthusiast cars with additional cross-sell opportunities.

Components of Our Results of Operations

Revenue

Earned premium, net

Earned premium represents the earned portion of written premiums assumed under quota share reinsurance agreements with insurance carriers, net of premiums ceded to various reinsurers. Premiums assumed and ceded are recognized on a pro-rata basis over the term of the reinsured policies, which is generally 12 months.

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

Effective January 1, 2026, commission revenue for Essentia-originated policies is no longer recognized in our Condensed Consolidated Statements of Operations, reflecting the new contractual terms governing our relationship with Markel, as discussed in more detail above under "Markel Fronting Arrangement". Commission and fee revenue continues to include commissions earned from our other MGA activities, including from a subsidiary of State Farm Mutual Automobile Insurance Company ("State Farm") and our insurance carrier partners in Canada and the U.K. State Farm is a related party to the Company. Refer to Note 20 — Related-Party Transactions in Item 1 of Part I of this Quarterly Report for additional information on related party transactions with State Farm.

Marketplace revenue

Our marketplace business generates revenue from two principal sources: (i) commission and fee-based revenue earned from the sale of collector cars and enthusiast vehicles through live auctions, time-based digital auctions, and brokered private sales; and (ii) revenue earned on the sale of collector cars and enthusiast vehicles that we have opportunistically acquired for resale. In addition, we earn finance revenue from loans made to qualified collectors and businesses secured by their collector cars.

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

Other revenue primarily includes sponsorship, admission, and advertising revenue. Other revenue is recognized when the performance obligation for the related product or service is satisfied.

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

Expenses

Losses and loss adjustment expenses, net

Losses and loss adjustment expenses represents our best estimate of the losses and associated settlement costs related to the risks we assume. Losses consist of claims paid, case reserves, and incurred but not reported ("IBNR") costs, which are recorded net of estimated recoveries from reinsurance, salvage, and subrogation. Loss adjustment expenses consist of the cost associated with processing and settling claims.

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

Losses and loss adjustment expenses also includes the impact of reserve adjustments recorded to reflect the favorable or unfavorable development of prior accident year claims.

Effective January 1, 2026, as a result of the Markel Fronting Arrangement through which we assumed control of the Essentia book of business, internal overhead costs related to claims handling and settlement for this book of business are reported within losses and loss adjustment expenses. Prior to January 1, 2026, such costs were reported within Selling, general, and administrative expenses.

Policy acquisition costs, net

Policy acquisition costs represents costs directly related to the successful acquisition or renewal of insurance policies where we assume risk.

Prior to January 1, 2026, Policy acquisition costs included only the ceding commissions paid by Hagerty Re to insurance carriers for the risks assumed under the quota share agreements with those carriers. These commissions represented Hagerty Re's pro-rata share of the carrier's costs including (i) policy acquisition costs, which principally consisted of the commissions earned by our U.S. MGA subsidiary related to the Essentia book of business; (ii) general and administrative costs; and (iii) other costs.

Effective January 1, 2026, the definition of Policy acquisition costs includes costs incurred by our U.S. MGA subsidiary for the successful acquisition or renewal of insurance policies issued under the Markel Fronting Arrangement. The policy acquisition costs associated with the Markel Fronting Arrangement primarily include (i) third-party broker expense; (ii) certain salaries, benefits, and other costs associated with underwriting, selling, issuing, and processing policies; (iii) fees paid to the fronting carrier; and (iv) premium taxes. Policy acquisition costs also includes ceding commissions paid by Hagerty Re to other insurance carriers for the risks assumed under quota share agreements.

Effective January 1, 2026, ceding commission expense for Essentia-originated policies is no longer recognized in our Condensed Consolidated Statements of Operations, reflecting the new contractual terms governing our relationship with Markel, as discussed in more detail above under "Markel Fronting Arrangement".

Policy acquisition costs are recognized ratably over the term of the related policies, which is generally 12 months.

Underwriting and other insurance expenses

Underwriting and other insurance expenses consists of the operating costs incurred in connection with our risk taking activities. Effective January 1, 2026, as a result of the Markel Fronting Arrangement through which we assumed control of the Essentia book of business, Underwriting and other insurance expenses include costs incurred by our U.S. MGA subsidiary that are associated with our underwriting operations such as certain salaries and benefit costs, technology and systems costs that support the underwriting process, and expenses related to risk evaluation and pricing. Also included are general and administrative expenses attributable to the operations of our risk taking activities, including facilities costs, professional services fees, regulatory and compliance costs, and other overhead expenses. Prior to January 1, 2026, such costs were reported within Selling, general, and administrative expenses.

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

Other Items

Interest expense and other, net

Interest expense and other primarily includes interest expense related to outstanding borrowings, primarily related to our credit facility with JPMorgan Chase Bank, N.A. ("JPM"), as well as the State Farm Term Loan (as defined in Note 14 — Debt in Item 1 of Part I of this Quarterly Report). Interest expense and other also includes the amortization of the gain from the LPT Agreement, changes in the estimated value of the liability associated with the Tax Receivable Agreement ("TRA") ("TRA Liability"), and foreign currency transaction gains and losses. Refer to Note 3 — Markel Fronting Arrangement in Item 1 of Part I of this Quarterly Report for additional information related to the LPT Agreement. Refer to Note 19 — Taxation in Item 1 of Part I of this Quarterly Report for additional information related to the TRA.

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

Hagerty Re Loss Ratio represents the ratio, expressed as a percentage, of (i) Hagerty Re's losses and loss adjustment expenses to (ii) its earned premium. Hagerty Re Loss Ratio is calculated using Hagerty Re's standalone financial statements. For the three and six months ended June 30, 2026, this excludes $3.2 million and $9.1 million, respectively, of claims handling expenses incurred by our MGA subsidiaries on behalf of Hagerty Re. Hagerty Re's standalone financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). This metric allows us to evaluate Hagerty Re's loss patterns on the basis of its standalone GAAP financial statements and track loss experience and identify trends that inform our pricing, reserving, and reinsurance decisions.

Hagerty Re Combined Ratio represents the ratio, expressed as a percentage, of (i) Hagerty Re's losses, loss adjustment expenses, policy acquisition costs, and underwriting and other insurance expenses to (ii) its earned premium. Hagerty Re Combined Ratio is calculated using Hagerty Re's standalone GAAP financial statements. For the three and six months ended June 30, 2026, this includes $43.7 million and $55.2 million, respectively, of commissions paid to our MGA subsidiaries that are eliminated in consolidation. This metric provides a benchmark to evaluate Hagerty Re's underwriting profitability on the basis of its standalone GAAP financial statements. A combined ratio under 100% indicates underwriting income while a combined ratio exceeding 100% indicates an underwriting loss.

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

Net Auction Sales represents the total purchase price paid by buyers, excluding our buyer's premium and fees, for vehicles and memorabilia purchased through Broad Arrow's live and online auctions, as well as through Hagerty Marketplace's online sale platform.

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

Results of Operations for the Three Months Ended June 30, 2026 and 2025

Financial Highlights

The table below presents a summary of key financial measures from our Condensed Consolidated Financial Statements, which are prepared in accordance with GAAP, as well as our non-GAAP financial measures.

	Three months ended June 30,
	2026	2025	Change

GAAP Financial Measures	dollars in thousands (except per share amounts)
Total revenue (1)	$354,822	$379,309	$(24,487)	(6.5)%
Income before taxes	$2,232	$53,363	$(51,131)	(95.8)%
Net income	$8,041	$47,202	$(39,161)	(83.0)%
Net income (loss) attributable to Class A Common Stockholders	$(1,668)	$9,098	$(10,766)	(118.3)%
Basic earnings (loss) per share ("EPS")	$(0.02)	$0.09	$(0.11)	(122.2)%
Diluted EPS	$(0.02)	$0.09	$(0.11)	(122.2)%

Non-GAAP Financial Measures
Adjusted EBITDA (2)	$74,505	$72,645	$1,860	2.6%
Adjusted Net Income (Loss) (2)	$(6,188)	$43,450	$(49,638)	(114.2)%
Adjusted Diluted EPS (2)	$(0.02)	$0.12	$(0.14)	(116.7)%

(1)    Refer to Note 2 — Summary of Significant Accounting Policies in Item 1 of Part I of this Quarterly Report for a reconciliation of prior year revenue to current year presentation.
(2)    Adjusted EBITDA, Adjusted Net Income (Loss), and Adjusted Diluted EPS are non-GAAP financial measures. Please see the section titled "Non-GAAP Financial Measures" below for a description of these non-GAAP financial measures and a reconciliation to the most comparable GAAP measure, as well as a reconciliation of prior year Adjusted EBITDA to the current year presentation.

For the three months ended June 30, 2026, we reported Net income of $8.0 million, representing a $39.2 million, or 83.0%, decrease compared to the prior year, and Adjusted EBITDA of $74.5 million, representing a $1.9 million, or 2.6%, increase compared to the prior year.

In our Insurance segment, Income before taxes for the three months ended June 30, 2026 was $2.8 million, representing a $58.0 million decrease from the prior year. This decrease is due to the transition of our business under the Markel Fronting Arrangement, which resulted in lower Commission and fee revenue and the recognition of non-cash costs to amortize the remaining deferred ceding commissions for Essentia policies written in 2025. These factors are partially offset by a $74.2 million, or 41.7%, increase in Earned premium, net, reflecting the increase to our quota share percentage from 80% to 100% under the Markel Fronting Arrangement, as well as the continued growth of that book of business.

In our Marketplace segment, Income before taxes for the three months ended June 30, 2026 was $1.1 million, compared to a loss of $2.0 million in the prior period. The improved Marketplace segment results are principally due to increased auction revenue, which was driven by an 80.3% increase in Net Auction Sales from the 2026 Concorso d’Eleganza Villa d’Este Auction, reflecting further growth of Broad Arrow's international business.

Insurance Segment

The following table summarizes Insurance segment results of operations for the three months ended June 30, 2026 and 2025, and the dollar and percentage changes between the two periods:

	Three months ended June 30,
	2026	2025	$ Change	% Change

Segment Results:	dollars in thousands
REVENUES:
Earned premium, net	$251,956	$177,785	$74,171	41.7%
Commission and fee revenue	23,665	143,287	(119,622)	(83.5)%
Membership and other revenue	21,361	20,741	620	3.0%
Net investment income	10,731	9,287	1,444	15.5%
Net investment gains	7,179	1,194	5,985	N/M
Total revenue	314,892	352,294	(37,402)	(10.6)%
EXPENSES:
Losses and loss adjustment expenses, net	110,709	75,213	35,496	47.2%
Policy acquisition costs, net	83,641	82,938	703	0.8%
Underwriting and other insurance expenses	62,947	1,222	61,725	N/M
Selling, general, and administrative expenses	55,931	131,634	(75,703)	(57.5)%
Interest expense and other, net	(1,103)	528	(1,631)	N/M
Total expenses	312,125	291,535	20,590	7.1%
INCOME BEFORE TAXES	$2,767	$60,759	$(57,992)	(95.4)%
Operational Metrics:
Total Written Premium	$424,502	$355,985	$68,517	19.2%
Net Assumed Premium	$333,152	$236,603	$96,549	40.8%
Hagerty Re Loss Ratio	42.7%	42.3%	0.4%	N/M
Hagerty Re Combined Ratio	89.6%	89.6%	—%	N/M
New Business Count — Insurance	166,951	87,872	79,079	90.0%

	June 30,
	2026	2025	Change

Operational Metrics:
Policies in Force	1,855,649	1,559,798	295,851	19.0%
Policies in Force Retention	88.2%	88.7%	(0.5)%	N/M
Vehicles in Force	3,031,566	2,664,611	366,955	13.8%
HDC Paid Member Count	961,929	907,963	53,966	5.9%

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

The following table provides a reconciliation of the standalone results of operations for our Hagerty Re and MGA+ reporting units for the three months ended June 30, 2026, which reflect the continuing operations of those businesses, to total insurance segment results of operations included in our Condensed Consolidated Statements of Operations. This table is presented solely to improve the year-over-year comparability of our financial statements and should not be viewed on a standalone basis. It should be read together with our Condensed Consolidated Statements of Operations and the accompanying notes.

	Three months ended June 30, 2026
	Hagerty Re: Essentia Policy Year 2025 (a)	Hagerty Re: Essentia Policy Year 2026 & Other Carriers (b)	Hagerty Re Total	MGA+ (c)		Consolidation Entries		Insurance Segment

REVENUES:	in thousands
Earned premium, net	$157,365	$94,591	$251,956	$—		$—		$251,956
Commission and fee revenue			—	167,213		(143,548)	(e)	23,665
Membership and other revenue			—	21,361		—		21,361
Net investment income			9,694	1,037		—		10,731
Net investment gains			7,179	—		—		7,179
Total revenue			268,829	189,611		(143,548)		314,892
EXPENSES:
Losses and loss adjustment expenses, net			107,522	3,187	(d)	—		110,709
Policy acquisition costs, net:
Ceding commission expense	71,614	38,959	110,573	—		(43,647)	(e)	66,926
Other policy acquisition costs			4,560	—		12,155	(f)	16,715
Underwriting and other insurance expenses			2,990	92,037	(d)	(32,080)	(f)	62,947
Selling, general, and administrative expenses			—	55,931		—		55,931
Interest expense and other, net			(1,118)	15		—		(1,103)
Total expenses			224,527	151,170		(63,572)		312,125
INCOME BEFORE TAXES			$44,302	$38,441		$(79,976)		$2,767	(g)

(a)    Represents Hagerty Re's earned premium and associated policy acquisition costs related to Essentia policies issued in 2025.
(b)    Represents Hagerty Re's earned premium and associated policy acquisition costs related to Essentia policies issued in 2026 and through other carriers.
(c)    The MGA+ reporting unit includes our MGA operations, as well as our membership, events, and media activities.
(d)    Our MGA subsidiaries incur costs to fulfill certain underwriting and claims handling functions on behalf of Hagerty Re, for which they are compensated through an intercompany commission paid by Hagerty Re. These costs are reflected within the standalone results of our MGA+ reporting unit within "Losses and loss adjustment expenses, net" and "Underwriting and other insurance expenses".
(e)    These consolidation entries are made to eliminate intercompany commission revenue and ceding commission expense between the Hagerty Re and MGA+ reporting units.
(f)    These consolidation entries are made to defer $32.1 million in policy acquisition costs incurred by the MGA+ reporting unit in their standalone results of operations, which are then amortized over the underlying policy term in our Condensed Consolidated Statements of Operations. For the three months ended June 30, 2026, the amortization of such deferred policy acquisition costs totaled $12.2 million.
(g)    Refer to Note 5 — Segment Reporting and Disaggregated Revenue in Item 1 of Part I of this Quarterly Report for a reconciliation of Insurance segment Income before taxes to consolidated Income before taxes.

Earned premium, net

Earned premium, net was $252.0 million for the three months ended June 30, 2026, an increase of $74.2 million, or 41.7%, compared to 2025. This increase is primarily driven by our entry into the Markel Fronting Arrangement, which became effective January 1, 2026 and increased Hagerty Re's U.S. quota share from approximately 80% to 100%, including for in-force policies written in 2025. To a lesser extent, the increase is driven by growth in subject premiums written through our MGA subsidiaries.

The following tables present premiums assumed and earned, as well as the related quota share percentages for the three months ended June 30, 2026 and 2025:

	Three months ended June 30, 2026
	U.S.	Canada	U.K. (1)	Total

	in thousands (except percentages)
Subject premium (2)	$346,295	$30,046	$—	$376,341
Quota share percentage	100.0%	50.0%	—%	96.0%
Assumed premium	346,295	15,023	—	361,318
Reinsurance premiums ceded				(28,166)
Net assumed premium				333,152
Change in unearned premiums				(90,642)
Change in deferred reinsurance premiums				9,446
Earned premium, net				$251,956

(1)    In 2026, we did not reinsure classic auto risks produced by our U.K. MGA subsidiary, and the prior book of business is in run-off.
(2)    Represents the portion of total written premium subject to reinsurance agreements.

	Three months ended June 30, 2025
	U.S.	Canada	U.K. (1)	Total

	in thousands (except percentages)
Subject premium (2)	$290,188	$27,014	$(43)	$317,159
Quota share percentage	81.0%	50.0%	80.0%	78.1%
Assumed premium	234,339	13,507	(34)	247,812
Reinsurance premiums ceded				(11,209)
Net assumed premium				236,603
Change in unearned premiums				(57,836)
Change in deferred reinsurance premiums				(982)
Earned premium, net				$177,785

(1)    In 2025, we did not reinsure classic auto risks produced by our U.K. MGA subsidiary, and the prior book of business is in run-off.
(2)    Represents the portion of total written premium subject to reinsurance agreements.

Losses and loss adjustment expenses, net

Losses and loss adjustment expenses, net were $110.7 million for the three months ended June 30, 2026, an increase of $35.5 million, or 47.2%, compared to 2025. This increase is primarily the result of the Markel Fronting Arrangement, which increased Hagerty Re's U.S. quota share from approximately 80% to 100% as of January 1, 2026 for all in-force policies. To a lesser extent, the increase is driven by continued growth of subject premiums written through our MGA subsidiaries.

For the three months ended June 30, 2026, the Hagerty Re Loss Ratio was 42.7%, an increase of 0.4% from 2025, when the Hagerty Re Loss Ratio was 42.3%. Refer to the section "Losses and loss adjustment expenses, net" under the Results of Operations for the six months ended June 30, 2026 for further discussion.

Policy acquisition costs, net

Policy acquisition costs, net were $83.6 million for the three months ended June 30, 2026, an increase of $0.7 million, or 0.8%, compared to 2025. Policy acquisition costs, net remained relatively flat despite growth in earned premium, reflecting a change in the composition of expenses following the transition of our business under the Markel Fronting Arrangement. Refer to the discussion of Policy acquisition costs, net within the section "Components of Our Results of Operations" above for additional details.

Underwriting and other insurance expenses

Underwriting and other insurance expenses were $62.9 million for the three months ended June 30, 2026, an increase of $61.7 million compared to 2025. This increase is primarily due to the transition of our business under the Markel Fronting Arrangement, which required a different classification of certain costs in our Condensed Consolidated Statements of Operations. Beginning in 2026, because we now control the Essentia book of business, certain operating costs incurred by our U.S. MGA subsidiary in support of our risk taking activities are classified within "Underwriting and other insurance expenses". In 2025, prior to assuming control of the Essentia book of business, these costs were categorized within "Selling, general, and administrative expenses".

Net investment income and Net investment gains

The following table presents the components of Net investment income and Net investment gains related to the Insurance segment for the three months ended June 30, 2026 and 2025:

	Three months ended June 30,
	2026	2025	$ Change	% Change

	in thousands (except percentages)
Interest income	$10,761	$9,378	$1,383	14.7%
Dividend income	157	39	118	N/M
Investment management fees and expenses	(187)	(130)	(57)	(43.8)%
Net investment income	10,731	9,287	1,444	15.5%
Net investment gains	7,179	1,194	5,985	N/M
Total	$17,910	$10,481	$7,429	70.9%

N/M = Not meaningful

The increase in Net investment income is due to an increase in the size of our fixed maturity securities portfolio when compared to the prior year. The increase in Net investment gains is primarily driven by unrealized gains on equity securities in the period.

Other revenues

Commission and fee revenue

Commission and fee revenue was $23.7 million for the three months ended June 30, 2026, a decrease of $119.6 million, or 83.5%, compared to 2025. This decrease is primarily due to the transition of our business under the Markel Fronting Arrangement. Due to the expanded underwriting and claims authority granted to us under the Markel Fronting Arrangement, we now control the Essentia book of business and, as a result, beginning on January 1, 2026, the benefit of our MGA services is being received by Hagerty Re and not Essentia. As a result, effective in the first quarter of 2026, we no longer recognize commission revenue for Essentia-originated policies in our Condensed Consolidated Financial Statements. This decrease is partially offset by an increase of $5.0 million related to policies written under the State Farm Master Alliance Agreement.

Membership and other revenue

Membership and other revenue was $21.4 million for the three months ended June 30, 2026, an increase of $0.6 million, or 3.0%, compared to 2025. This increase is primarily due to a $1.5 million, or 10.1%, increase in revenue attributable to new insurance policies issued with a bundled HDC membership, partially offset by a decrease of $0.7 million in advertising revenue.

Other expenses

Selling, general, and administrative expenses

Selling, general, and administrative expenses were $55.9 million for the three months ended June 30, 2026, a decrease of $75.7 million, or 57.5%, compared to 2025. This decrease is primarily due to the transition of our business under the Markel Fronting Arrangement, which required a different classification of certain costs in our Condensed Consolidated Statements of Operations. Beginning in 2026, because we now control the Essentia book of business, certain costs incurred by our U.S. MGA subsidiary in support of our risk taking activities, are classified within "Losses and loss adjustment expenses, net", "Policy acquisition costs, net", and "Underwriting and other insurance expenses". In 2025, prior to assuming control of the Essentia book of business, these costs were categorized within "Selling, general, and administrative expenses".

Marketplace Segment

The following table summarizes Marketplace segment results of operations for the three months ended June 30, 2026 and 2025, and the dollar and percentage changes between the two periods:

	Three months ended June 30,
	2026	2025	$ Change	% Change

Segment Results:	in thousands (except percentages)
REVENUES:
Marketplace revenue	$39,658	$26,886	$12,772	47.5%
Net investment income	272	129	143	110.9%
Total revenue	39,930	27,015	12,915	47.8%
EXPENSES:
Selling, general, and administrative expenses (1)	38,984	29,165	9,819	33.7%
Interest expense and other, net	(106)	(144)	38	26.4%
Total expenses	38,878	29,021	9,857	34.0%
INCOME (LOSS) BEFORE TAXES	$1,052	$(2,006)	$3,058	152.4%
Operational Metrics:
Aggregate Auction Sales	$104,446	$49,408	$55,038	111.4%
Net Auction Sales	$94,374	$44,837	$49,537	110.5%
Private Sales (2)	$44,136	$114,776	$(70,640)	(61.5)%
BAC Average Loan Portfolio	$146,363	$81,233	$65,130	80.2%

	June 30,
	2026	2025	$ Change	% Change

Operational Metrics:	in thousands (except percentages)
BAC Loan Portfolio Balance	$146,550	$84,515	$62,035	73.4%

(1)    Selling expenses include direct costs associated with the sale of vehicles and memorabilia through auctions and private sales, including the purchase price and associated direct costs of inventory when Broad Arrow opportunistically purchases vehicles to be sold through auctions or private sales, as well as interest expense and borrowing costs associated with the BAC Credit Facility.
(2)    Private Sales is a gross transaction-volume metric that includes both brokered private sales, for which we recognize revenue on a net commission basis, and sales of our inventory, for which we recognize revenue on a gross basis. The decrease in Private Sales is primarily attributable to lower brokered private sale volume compared to the prior year, which included the private sale of a sizable single-owner collection. Because brokered private sales are recognized net, this decline did not have a proportionate impact on Marketplace revenue or income before taxes.

Income before taxes for the Marketplace segment was $1.1 million for the three months ended June 30, 2026, an increase of $3.1 million compared to 2025. The improved Marketplace segment results are principally due to increased auction revenue, which was driven by an 80.3% increase in Net Auction Sales attributable to the 2026 Concorso d’Eleganza Villa d’Este Auction. To a much lesser extent, the increase in Marketplace segment results is driven by an increase in finance revenue due to an 80.2% increase in the BAC Average Loan Portfolio Balance during the period, which was enabled by the upsizing of the BAC Credit Facility in the fourth quarter of 2025.

Interest expense and other, net

	Three months ended June 30,
	2026	2025	$ Change	% Change

	in thousands (except percentages)
Amortization of deferred LPT gain	$(1,632)	$—	$(1,632)	(100.0)%
Interest expense	1,760	1,999	(239)	(12.0)%
Change in TRA Liability	—	3,078	(3,078)	(100.0)%
Other (income) expense	(100)	(131)	31	23.7%
Interest expense and other, net	$28	$4,946	$(4,918)	(99.4)%

Amortization of deferred LPT gain

Amortization of the deferred gain associated with the LPT Agreement was $1.6 million for the three months ended June 30, 2026, with no comparable amount in the prior year period. The LPT Agreement became effective on January 1, 2026 in connection with the Markel Fronting Arrangement, and the associated deferred gain is being recognized within "Interest expense and other, net" over the expected period of future claim payments. Refer to Note 3 — Markel Fronting Arrangement in Item 1 of Part I of this Quarterly Report for additional information.

Interest expense

During the three months ended June 30, 2026, Interest expense decreased $0.2 million compared to 2025. This decrease is the result of a lower interest rate incurred on borrowings under the JPM Credit Facility for the three months ended June 30, 2026, when compared to the prior year.

Change in TRA Liability

During the three months ended June 30, 2025, we recorded $3.1 million of expense due to a change in the value of the TRA Liability. There was no such expense recorded during the three months ended June 30, 2026. The expense related to the remeasurement of the TRA Liability is recorded within "Interest expense and other, net" in the Condensed Consolidated Statements of Operations. Refer to Note 19 — Taxation in Item 1 of Part I of this Quarterly Report for additional information.

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

For the three months ended June 30, 2026, we recorded an income tax benefit of $5.8 million, resulting in an effective tax rate of (260.3)%, compared to income tax expense of $6.2 million for the three months ended June 30, 2025, resulting in an effective tax rate of 11.5%. The change in income tax benefit (expense) period over period is driven by non-reversing temporary differences between taxable income and pre-tax book income related to the Markel Fronting Arrangement, partially offset by higher earnings in Hagerty Re and an increase in Hagerty, Inc.'s allocable share of income from THG.

Results of Operations for the Six Months Ended June 30, 2026 and 2025

Financial Highlights

	Six months ended June 30,
	2026	2025	Change

GAAP Financial Measures	dollars in thousands (except per share amounts)
Total revenue (1)	$666,652	$707,645	$(40,993)	(5.8)%
Income (loss) before taxes	$(18,705)	$86,145	$(104,850)	(121.7)%
Net income (loss)	$(4,704)	$74,495	$(79,199)	(106.3)%
Net income (loss) attributable to Class A Common Stockholders	$(8,189)	$15,594	$(23,783)	(152.5)%
Basic EPS	$(0.08)	$0.16	$(0.24)	(150.0)%
Diluted EPS	$(0.08)	$0.16	$(0.24)	(150.0)%

Non-GAAP Financial Measures
Adjusted EBITDA (2)	$159,690	$120,796	$38,894	32.2%
Adjusted Net Income (Loss) (2)	$(19,332)	$68,802	$(88,134)	(128.1)%
Adjusted Diluted EPS (2)	$(0.05)	$0.19	$(0.24)	(126.3)%

(1)    Refer to Note 2 — Summary of Significant Accounting Policies in Item 1 of Part I of this Quarterly Report for a reconciliation of prior year revenue to current year presentation.
(2)    Adjusted EBITDA, Adjusted Net Income (Loss), and Adjusted Diluted EPS are non-GAAP financial measures. Please see the section titled "Non-GAAP Financial Measures" below for a description of these non-GAAP financial measures and a reconciliation to the most comparable GAAP measure, as well as a reconciliation of prior year Adjusted EBITDA to the current year presentation.

For the six months ended June 30, 2026, we reported a Net loss of $4.7 million, representing a $79.2 million decrease compared to the prior year, and Adjusted EBITDA of $159.7 million, representing a $38.9 million, or 32.2%, increase compared to the prior year.

In our Insurance segment, Loss before taxes for the six months ended June 30, 2026 was $17.6 million, representing a $111.2 million decrease from the prior year. The loss for the current period is due to the transition of our business under the Markel Fronting Arrangement, which resulted in a decrease in Commission and fee revenue and the recognition of non-cash costs to amortize the remaining deferred ceding commissions for Essentia policies written in 2025. These factors are partially offset by a $144.5 million, or 41.6%, increase in Earned premium, net, reflecting the increase to our quota share percentage from 80% to 100% under the Markel Fronting Arrangement, as well as the continued growth of that book of business.

In our Marketplace segment, Income before taxes for the six months ended June 30, 2026 was $1.8 million, compared to a loss of $0.5 million in the prior period. The improved Marketplace segment results are principally due to increased auction revenue, which was driven by increases in Net Auction Sales of 90.0% and 80.3% from The Amelia and the Concorso d’Eleganza Villa d’Este auctions, respectively. To a much lesser extent, the increase in auction revenue is also due to the inaugural Global Icons online auction during the Salon Retromobile week in Paris and the inaugural Spring Global Icons auction.

Insurance Segment

The following table summarizes Insurance segment results of operations for the six months ended June 30, 2026 and 2025, and the dollar and percentage changes between the two periods:

	Six months ended June 30,
	2026	2025	$ Change	% Change

Segment Results:	dollars in thousands
REVENUES:
Earned premium, net	$491,598	$347,140	$144,458	41.6%
Commission and fee revenue	40,100	243,574	(203,474)	(83.5)%
Membership and other revenue	43,488	41,606	1,882	4.5%
Net investment income	20,745	18,170	2,575	14.2%
Net investment gains	4,890	879	4,011	N/M
Total revenue	600,821	651,369	(50,548)	(7.8)%
EXPENSES:
Losses and loss adjustment expenses, net	208,628	146,343	62,285	42.6%
Policy acquisition costs, net	185,563	160,271	25,292	15.8%
Underwriting and other insurance expenses	122,535	2,579	119,956	N/M
Selling, general, and administrative expenses	102,797	247,575	(144,778)	(58.5)%
Interest expense and other, net	(1,119)	940	(2,059)	N/M
Total expenses	618,404	557,708	60,696	10.9%
INCOME (LOSS) BEFORE TAXES	$(17,583)	$93,661	$(111,244)	(118.8)%
Operational Metrics:
Total Written Premium	$713,448	$600,312	$113,136	18.8%
Net Assumed Premium	$650,498	$392,254	$258,244	65.8%
Hagerty Re Loss Ratio	40.6%	42.2%	(1.6)%	N/M
Hagerty Re Combined Ratio	88.1%	89.1%	(1.0)%	N/M
New Business Count — Insurance	278,847	143,181	135,666	94.8%

	June 30,
	2026	2025	Change

Operational Metrics:
Policies in Force	1,855,649	1,559,798	295,851	19.0%
Policies in Force Retention	88.2%	88.7%	(0.5)%	N/M
Vehicles in Force	3,031,566	2,664,611	366,955	13.8%
HDC Paid Member Count	961,929	907,963	53,966	5.9%

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

The following table provides a reconciliation of the standalone results of operations for our Hagerty Re and MGA+ reporting units for the six months ended June 30, 2026, which reflect the continuing operations of those businesses, to our Condensed Consolidated Statements of Operations. This table is presented solely to improve the year-over-year comparability of our financial statements and should not be viewed on a standalone basis. It should be read together with our Condensed Consolidated Statements of Operations and the accompanying notes.

	Six months ended June 30, 2026
	Hagerty Re: Essentia Policy Year 2025 (a)	Hagerty Re: Essentia Policy Year 2026 & Other Carriers (b)	Hagerty Re Total	MGA+ (c)		Consolidation Entries		Insurance Segment

REVENUES:	in thousands
Earned premium, net	$375,638	$115,960	$491,598	$—		$—		$491,598
Commission and fee revenue			—	287,449		(247,349)	(e)	40,100
Membership and other revenue			—	43,488		—		43,488
Net investment income			18,926	1,819		—		20,745
Net investment gains			4,890	—		—		4,890
Total revenue			515,414	332,756		(247,349)		600,821
EXPENSES:
Losses and loss adjustment expenses, net			199,487	9,141	(d)	—		208,628
Policy acquisition costs, net:
Ceding commission expense	170,971	47,700	218,671	—		(55,188)	(e)	163,483
Other policy acquisition costs			5,787	—		16,293	(f)	22,080
Underwriting and other insurance expenses			9,040	170,740	(d)	(57,245)	(f)	122,535
Selling, general, and administrative expenses			—	102,797		—		102,797
Interest expense and other, net			(1,911)	792		—		(1,119)
Total expenses			431,074	283,470		(96,140)		618,404
INCOME (LOSS) BEFORE TAXES			$84,340	$49,286		$(151,209)		$(17,583)	(g)

(a)    Represents Hagerty Re's earned premium and associated policy acquisition costs related to Essentia policies issued in 2025.
(b)    Represents Hagerty Re's earned premium and associated policy acquisition costs related to Essentia policies issued in 2026 and through other carriers.
(c)    The MGA+ reporting unit includes our MGA operations, as well as our membership, events, and media activities.
(d)    Our MGA subsidiaries incur costs to fulfill certain underwriting and claims handling functions on behalf of Hagerty Re, for which they are compensated through an intercompany commission paid by Hagerty Re. These costs are reflected within the standalone results of our MGA+ reporting unit within "Losses and loss adjustment expenses, net" and "Underwriting and other insurance expenses".
(e)    These consolidation entries are made to eliminate intercompany commission revenue and ceding commission expense between the Hagerty Re and MGA+ reporting units.
(f)    These consolidation entries are made to defer $57.2 million in policy acquisition costs incurred by the MGA+ reporting unit in their standalone results of operations, which are then amortized over the underlying policy term in our Condensed Consolidated Statements of Operations. For the six months ended June 30, 2026, the amortization of such deferred policy acquisition costs totaled $16.3 million.
(g)    Refer to Note 5 — Segment Reporting and Disaggregated Revenue in Item 1 of Part I of this Quarterly Report for a reconciliation of Insurance segment Income (loss) before taxes to consolidated Income (loss) before taxes.

Earned premium, net

Earned premium, net was $491.6 million for the six months ended June 30, 2026, an increase of $144.5 million, or 41.6%, compared to 2025. This increase is primarily driven by our entry into the Markel Fronting Arrangement, which became effective January 1, 2026 and increased Hagerty Re's U.S. quota share from approximately 80% to 100%, including for in-force policies written in 2025. To a lesser extent, the increase is driven by growth in subject premiums written through our MGA subsidiaries.

The following tables present premiums assumed and earned, as well as the related quota share percentages for the six months ended June 30, 2026 and 2025:

	Six months ended June 30, 2026
	U.S.	Canada	U.K. (1)	Total

	in thousands (except percentages)
Subject premium (2) (3)	$692,032	$39,041	$—	$731,073
Quota share percentage	100.0%	50.0%	—%	97.3%
Assumed premium (3)	692,032	19,521	—	711,553
Reinsurance premiums ceded				(61,055)
Net assumed premium				650,498
Change in unearned premiums				(186,806)
Change in deferred reinsurance premiums				27,906
Earned premium, net				$491,598

(1)    In 2026, we did not reinsure classic auto risks produced by our U.K. MGA subsidiary, and the prior book of business is in run-off.
(2)    Represents the portion of total written premium subject to reinsurance agreements.
(3)    Includes $92.6 million of premium assumed on January 1, 2026 in connection with our entry into the Markel Fronting Arrangement, representing the incremental 20% risk assumed for policies issued in 2025.

	Six months ended June 30, 2025
	U.S.	Canada	U.K. (1)	Total

	in thousands (except percentages)
Subject premium (2)	$502,056	$34,526	$(37)	$536,545
Quota share percentage	81.0%	50.0%	80.0%	78.9%
Assumed premium	406,089	17,263	(29)	423,323
Reinsurance premiums ceded				(31,069)
Net assumed premium				392,254
Change in unearned premiums				(52,414)
Change in deferred reinsurance premiums				7,300
Earned premium, net				$347,140

(1)    In 2025, we did not reinsure classic auto risks produced by our U.K. MGA subsidiary, and the prior book of business is in run-off.
(2)    Represents the portion of total written premium subject to reinsurance agreements.

Losses and loss adjustment expenses, net

Losses and loss adjustment expenses, net were $208.6 million for the six months ended June 30, 2026, an increase of $62.3 million, or 42.6%, compared to 2025. This increase is primarily the result of the Markel Fronting Arrangement, which increased Hagerty Re's U.S. quota share from approximately 80% to 100% as of January 1, 2026 for all in-force policies. To a lesser extent, the increase is driven by continued growth of subject premiums written through our MGA subsidiaries.

During the six months ended June 30, 2026, loss experience developed favorably resulting in a $6.1 million reserve reduction, primarily driven by the continued emergence of lower physical damage losses for the 2025 accident year. During the six months ended June 30, 2025, losses and loss adjustment expenses included $10.3 million of pre-tax losses related to the Southern California Wildfires.

For the six months ended June 30, 2026, the Hagerty Re Loss Ratio was 40.6%, a decrease of 1.6% from 2025, when the Hagerty Re Loss Ratio was 42.2%.

Policy acquisition costs, net

Policy acquisition costs, net were $185.6 million for the six months ended June 30, 2026, an increase of $25.3 million, or 15.8%, compared to 2025. This increase is due to the transition of our business under the Markel Fronting Arrangement, which resulted in incremental ceding commission expense for in-force policies written in 2025 and assumed at 100% on January 1, 2026. Also contributing to the increase in policy acquisition costs over the prior year is the continued growth of subject premiums and resulting increase in earned premium. This increase was partially offset by a decrease in Policy acquisition costs as a result of a change in the composition of expenses following our entry into the Markel Fronting Arrangement. In the prior year, Policy acquisition costs predominantly included the ceding commissions paid by Hagerty Re to Essentia for the risks assumed under the prior quota share agreement. Effective January 1, 2026, because we now control the Essentia book of business, Policy acquisition costs, net include costs incurred by our U.S. MGA subsidiary for the successful acquisition or renewal of insurance policies issued under the Markel Fronting Arrangement. These policy acquisition costs are deferred and recognized ratably over the term of the related policies, which is generally 12 months. Costs that are not directly attributable to the successful acquisition of policies where we assume risk are expensed as incurred within "Underwriting and other insurance expenses".

Underwriting and other insurance expenses

Underwriting and other insurance expenses were $122.5 million for the six months ended June 30, 2026, an increase of $120.0 million compared to 2025. This increase is primarily due to the transition of our business under the Markel Fronting Arrangement, which required a different classification of certain costs in our Condensed Consolidated Statements of Operations. Beginning in 2026, because we now control the Essentia book of business, certain operating costs incurred by our U.S. MGA subsidiary in support of our risk taking activities are classified within "Underwriting and other insurance expenses". In 2025, prior to assuming control of the Essentia book of business, these costs were categorized within "Selling, general, and administrative expenses".

Net investment income and Net investment gains

The following table presents the components of Net investment income and Net investment gains related to the Insurance segment for the six months ended June 30, 2026 and 2025:

	Six months ended June 30,
	2026	2025	$ Change	% Change

	in thousands (except percentages)
Interest income	$20,745	$18,348	$2,397	13.1%
Dividend income	364	79	285	N/M
Investment management fees and expenses	(364)	(257)	(107)	(41.6)%
Net investment income	20,745	18,170	2,575	14.2%
Net investment gains	4,890	879	4,011	N/M
Total	$25,635	$19,049	$6,586	34.6%

N/M = Not meaningful

The increase in Net investment income is due to an increase in the size of our fixed maturity securities portfolio when compared to the prior year. The increase in Net investment gains is primarily driven by unrealized gains on equity securities in the period.

Other revenues

Commission and fee revenue

Commission and fee revenue was $40.1 million for the six months ended June 30, 2026, a decrease of $203.5 million, or 83.5%, compared to 2025. This decrease is primarily due to the transition of our business under the Markel Fronting Arrangement. Due to the expanded underwriting and claims authority granted to us under the Markel Fronting Arrangement, we now control the Essentia book of business and, as a result, beginning on January 1, 2026, the benefit of our MGA services is being received by Hagerty Re and not Essentia. As a result, effective in the first quarter of 2026, we no longer recognize commission revenue for Essentia-originated policies in our Condensed Consolidated Financial Statements. This decrease is partially offset by an increase of $10.5 million related to policies written under the State Farm Master Alliance Agreement.

Membership and other revenue

Membership and other revenue was $43.5 million for the six months ended June 30, 2026, an increase of $1.9 million, or 4.5%, compared to 2025. This increase is primarily due to a $2.9 million, or 10.2%, increase in revenue attributable to new insurance policies issued with a bundled HDC membership.

Other expenses

Selling, general, and administrative expenses

Selling, general, and administrative expenses were $102.8 million for the six months ended June 30, 2026, a decrease of $144.8 million, or 58.5%, compared to 2025. This decrease is primarily due to the transition of our business under the Markel Fronting Arrangement, which required a different classification of certain costs in our Condensed Consolidated Statements of Operations. Beginning in 2026, because we now control the Essentia book of business, certain costs incurred by our U.S. MGA subsidiary in support of our risk taking activities, are classified within "Losses and loss adjustment expenses, net", "Policy acquisition costs, net", and "Underwriting and other insurance expenses". In 2025, prior to assuming control of the Essentia book of business, these costs were categorized within "Selling, general, and administrative expenses".

Marketplace Segment

The following table summarizes Marketplace segment results of operations for the six months ended June 30, 2026 and 2025, and the dollar and percentage changes between the two periods:

	Six months ended June 30,
	2026	2025	$ Change	% Change

Segment Results:	in thousands (except percentages)
REVENUES:
Marketplace revenue	$65,310	$55,972	$9,338	16.7%
Net investment income	521	304	217	71.4%
Total revenue	65,831	56,276	9,555	17.0%
EXPENSES:
Selling, general, and administrative expenses (1)	64,256	57,004	7,252	12.7%
Interest expense and other, net	(263)	(260)	(3)	(1.2)%
Total expenses	63,993	56,744	7,249	12.8%
INCOME (LOSS) BEFORE TAXES	$1,838	$(468)	$2,306	N/M
Operational Metrics:
Aggregate Auction Sales	$239,825	$124,744	$115,081	92.3%
Net Auction Sales	$217,810	$113,050	$104,760	92.7%
Private Sales (2)	$80,966	$168,445	$(87,479)	(51.9)%
BAC Average Loan Portfolio	$141,472	$72,009	$69,463	96.5%

	June 30,
	2026	2025	$ Change	% Change

Operational Metrics:	in thousands (except percentages)
BAC Loan Portfolio Balance	$146,550	$84,515	$62,035	73.4%

N/M = Not meaningful

(1)    Selling expenses include direct costs associated with the sale of vehicles and memorabilia through auctions and private sales, including the purchase price and associated direct costs of inventory when Broad Arrow opportunistically purchases vehicles to be sold through auctions or private sales, as well as interest expense and borrowing costs associated with the BAC Credit Facility.
(2)    Private Sales is a gross transaction-volume metric that includes both brokered private sales, for which we recognize revenue on a net commission basis, and sales of our inventory, for which we recognize revenue on a gross basis. The decrease in Private Sales is primarily attributable to lower brokered private sale volume compared to the prior year, which included the private sale of a sizable single-owner collection. Because brokered private sales are recognized net, this decline did not have a proportionate impact on Marketplace revenue or income before taxes.

Income before taxes for the Marketplace segment was $1.8 million for the six months ended June 30, 2026, an increase of $2.3 million compared to 2025. Current period results reflect strong results at The Amelia and the Concorso d’Eleganza Villa d’Este auctions, with increases in Net Auction Sales of 90.0% and 80.3%, respectively. To a lesser extent, the increase in auction revenue is also due to the inaugural Global Icons online auction during the Salon Retromobile week in Paris and the inaugural Spring Global Icons auction. Lastly, the increase in Marketplace segment results reflects the 96.5% increase in the BAC Average Loan Portfolio Balance during the period, which was enabled by the upsizing of the BAC Credit Facility in the fourth quarter of 2025.

Interest expense and other, net

	Six months ended June 30,
	2026	2025	$ Change	% Change

	in thousands (except percentages)
Amortization of deferred LPT gain	$(2,940)	$—	$(2,940)	(100.0)%
Interest expense	3,377	3,907	(530)	(13.6)%
Change in TRA Liability	—	3,078	(3,078)	(100.0)%
Other (income) expense	513	(350)	863	N/M
Interest expense and other, net	$950	$6,635	$(5,685)	(85.7)%

N/M = Not meaningful

Amortization of deferred LPT gain

Amortization of the deferred gain associated with the LPT Agreement was $2.9 million for the six months ended June 30, 2026, with no comparable amount in the prior year period. The LPT Agreement became effective on January 1, 2026 in connection with the Markel Fronting Arrangement, and the associated deferred gain is being recognized within "Interest expense and other, net" over the expected period of future claim payments. Refer to Note 3 — Markel Fronting Arrangement in Item 1 of Part I of this Quarterly Report for additional information.

Interest expense

During the six months ended June 30, 2026, Interest expense decreased $0.5 million compared to 2025. This decrease is the result of a lower interest rate incurred on borrowings under the JPM Credit Facility for the six months ended June 30, 2026, when compared to the prior year.

Change in TRA Liability

During the six months ended June 30, 2025, we recorded $3.1 million of expense due to a change in the value of the TRA Liability. There was no such expense recorded during the six months ended June 30, 2026. The expense related to the remeasurement of the TRA Liability is recorded within "Interest expense and other, net" in the Condensed Consolidated Statements of Operations. Refer to Note 19 — Taxation in Item 1 of Part I of this Quarterly Report for additional information.

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

For the six months ended June 30, 2026, we recorded an income tax benefit of $14.0 million, resulting in an effective tax rate of 74.9%, compared to income tax expense of $11.7 million for the six months ended June 30, 2025, resulting in an effective tax rate of 13.5%. The change in income tax benefit (expense) period over period is driven by non-reversing temporary differences between taxable income and pre-tax book income related to the Markel Fronting Arrangement, partially offset by higher earnings in Hagerty Re and an increase in Hagerty, Inc.'s allocable share of income from THG.

Non-GAAP Financial Measures

Adjusted EBITDA

We define EBITDA as consolidated Net income (loss), excluding Interest expense and other, net, Income tax expense (benefit), and Depreciation and amortization. We define Adjusted EBITDA as EBITDA, further adjusted to (i) exclude net investment gains and losses; (ii) deduct interest expense related to the State Farm Term Loan; (iii) exclude share-based compensation expense; and when applicable, exclude (iv) restructuring, impairment and related charges; (v) gains, losses and impairments related to divestitures; and (vi) certain other unusual items, such as Markel Fronting Arrangement transitional costs during the three and six months ended June 30, 2026.

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

Limitations of the Usefulness of This Measure

Adjusted EBITDA may differ from similarly titled measures used by other companies due to different methods of calculation, which could reduce the usefulness of this non-GAAP financial measure when comparing our performance to that of other companies. Presentation of Adjusted EBITDA should not be considered in isolation or a substitute for, or superior to, the financial information prepared in accordance with GAAP. A reconciliation of Adjusted EBITDA to Net income (loss), the most directly comparable GAAP measure, is presented below.

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

	in thousands
Net income (loss)	$8,041	$47,202	$(4,704)	$74,495
Interest expense and other, net (1)	28	4,946	950	6,635
Income tax expense (benefit)	(5,809)	6,161	(14,001)	11,650
Depreciation and amortization	9,716	8,833	19,422	18,321
EBITDA	11,976	67,142	1,667	111,101
Net investment gains	(7,179)	(1,194)	(4,890)	(879)
Interest expense related to State Farm Term Loan (2)	(515)	(515)	(1,030)	(1,030)
Share-based compensation expense	5,093	5,146	9,710	9,538
Markel Fronting Arrangement transitional costs (3)	64,111	—	153,069	—
Other unusual items (4)	1,019	2,066	1,164	2,066
Adjusted EBITDA	$74,505	$72,645	$159,690	$120,796

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
(3)    Represents the amortization of deferred ceding commissions paid to Markel for policies written prior to January 1, 2026. These costs relate exclusively to policies written prior to our entry into the Markel Fronting Arrangement and are being fully amortized ratably over the remaining term of those policies through December 31, 2026. The amortization of these deferred ceding commissions was $89.0 million in the first quarter of 2026, $64.1 million in the second quarter of 2026, and we expect it to decline to approximately $37.0 million in the third quarter of 2026 and approximately $9.0 million in the fourth quarter of 2026 as the remaining 2025 policy terms run off. Management excludes these costs from Adjusted EBITDA because they are transitional charges related solely to deferred ceding commissions on policies written prior to January 1, 2026, are expected to run off by December 31, 2026, and are not indicative of our ongoing operating performance under the Markel Fronting Arrangement.
(4)    For the three months ended June 30, 2026, other unusual items includes professional fees related to the pending acquisition of Bennetts. For the six months ended June 30, 2026, other unusual items includes professional fees related to the pending acquisition of Bennetts and additional severance expenses associated with the actions taken in the fourth quarter of 2025. For the three and six months ended June 30, 2025, other unusual items includes certain legal settlement expenses, professional fees associated with the THG Unit Exchange and related secondary offering, and certain material severance expenses.

As a result of our transition to Article 7 reporting standards, Net investment income is reported as a component of revenue and is no longer an adjustment in our reconciliation from Net income (loss) to Adjusted EBITDA. In addition, interest expense related to the State Farm Term Loan is now deducted from Adjusted EBITDA as it is directly attributable to Hagerty Re, which generates a significant portion of our net investment income. The following table presents a reconciliation of Adjusted EBITDA as presented in the prior period in accordance with Article 5, to the current presentation in accordance with Article 7:

	Three months ended	Six months ended
	June 30, 2025	June 30, 2025

	in thousands
Prior presentation of Adjusted EBITDA	$63,744	$103,352
Net investment income	9,416	18,474
Interest expense related to State Farm Term Loan	(515)	(1,030)
Current presentation of Adjusted EBITDA	$72,645	$120,796

Adjusted Net Income (Loss) and Adjusted Diluted EPS

Adjusted Net Income (Loss) represents Net income (loss) attributable to Class A Common Stockholders, assuming the full exchange of all outstanding THG units and Series A Convertible Preferred Stock for shares of Class A Common Stock, adjusted to exclude (i) net investment gains and losses; and when applicable, (ii) changes in the TRA Liability; (iii) gains and losses related to divestitures; and (iv) certain other unusual items. Adjusted Diluted EPS is calculated by dividing Adjusted Net Income (Loss) by the weighted average shares of Class A Common Stock outstanding, assuming the full exchange of all outstanding THG units, Series A Convertible Preferred Stock, and unvested share-based compensation awards.

How These Measures Are Useful

When used in conjunction with GAAP financial measures, Adjusted Net Income (Loss) and Adjusted Diluted EPS are supplemental measures of operating performance that we believe are useful measures to evaluate our performance period over period and relative to our competitors and peers. Management uses Adjusted Net Income (Loss) and Adjusted Diluted EPS to evaluate our operating performance on a consistent basis, as it removes the impact of items not directly resulting from our core operations. We believe these measures provide securities analysts, investors, and other interested parties with a supplemental view of our operating performance that enhances their understanding of our business and results of operations that may not otherwise be apparent when relying solely on GAAP measures. By assuming the full exchange of all outstanding THG units and Series A Convertible Preferred Stock, we believe these measures facilitate comparisons with other companies that have different organizational and tax structures, as well as comparisons period over period because it eliminates the effect of any changes in Net income (loss) attributable to Class A Common Stockholders driven by increases in Hagerty, Inc.'s ownership in THG, which is unrelated to our operating performance, and excludes items that are unusual or may not be indicative of our ongoing performance.

Limitations of the Usefulness of These Measures

Adjusted Net Income (Loss) and Adjusted Diluted EPS may differ from similarly titled measures used by other companies due to different methods of calculation, which could reduce the usefulness of this non-GAAP financial measure when comparing our performance to that of other companies. Presentation of Adjusted Net Income (Loss) and Adjusted Diluted EPS should not be considered in isolation or a substitute for, or superior to, the financial information prepared in accordance with GAAP. While these measures are useful in evaluating our performance, they assume the full exchange of all outstanding THG units and Series A Convertible Preferred Stock for shares of Class A Common Stock, which has not occurred and may not occur. Further, the adjustments made to arrive at Adjusted Net Income (Loss) exclude certain expenses and income that may recur in the future. Adjusted Net Income (Loss) and Adjusted Diluted EPS should be evaluated in conjunction with our GAAP financial results. A reconciliation of Adjusted Net Income (Loss) to Net income (loss) attributable to Class A Common Stockholders, the most directly comparable GAAP measure, and the computation of Adjusted Diluted EPS are presented below.

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

Numerator:	in thousands (except per share amounts)
Net income (loss) attributable to Class A Common Stockholders	$(1,668)	$9,098	$(8,189)	$15,594
Adjustments:
Accretion of Series A Convertible Preferred Stock	1,948	1,875	3,978	3,750
Net income (loss) attributable to non-controlling interest	7,761	36,229	(493)	55,151
Net investment gains	(7,179)	(1,194)	(4,890)	(879)
Change in TRA Liability	—	3,078	—	3,078
Other unusual items (1)	1,019	2,066	1,164	2,066
Tax impact of above adjustments (2)	(8,069)	(7,702)	(10,902)	(9,958)
Adjusted Net Income (Loss)	$(6,188)	$43,450	$(19,332)	$68,802

Denominator:
Weighted average shares of Class A Common Stock outstanding — Diluted	101,797	90,698	101,418	91,247
Adjustments:
Assumed exchange of non-controlling interest THG units for shares of Class A Common Stock	245,001	255,105	245,051	255,138
Assumed conversion of shares of Series A Convertible Preferred Stock into shares of Class A Common Stock	6,785	6,785	6,785	6,785
Assumed vesting of share-based compensation awards	7,951	8,580	7,979	7,404
Adjusted weighted average shares of Class A Common Stock outstanding — Diluted	361,534	361,168	361,233	360,574

Adjusted Diluted EPS	$(0.02)	$0.12	$(0.05)	$0.19

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

Diluted EPS	$(0.02)	$0.09	$(0.08)	$0.16
Impact of assumed exchange, conversion, or vesting of remaining potentially dilutive securities (3)	0.04	0.04	0.07	0.05
Non-GAAP adjustments (4)	(0.04)	(0.01)	(0.04)	(0.02)
Adjusted Diluted EPS	$(0.02)	$0.12	$(0.05)	$0.19

(1)    For the three months ended June 30, 2026, other unusual items includes professional fees related to the pending acquisition of Bennetts. For the six months ended June 30, 2026, other unusual items includes professional fees related to the pending acquisition of Bennetts and additional severance expenses associated with the actions taken in the fourth quarter of 2025. For the three and six months ended June 30, 2025, other unusual items includes certain legal settlement expenses, professional fees associated with the THG Unit Exchange and related secondary offering, and certain material severance expenses.
(2)    Represents the tax effect of the aforementioned adjustments to reflect corporate income taxes at an estimated effective tax rate of (58.0)% and 24.2% for the three months ended June 30, 2026 and 2025, respectively, and 13.8% and 23.9% for the six months ended June 30, 2026 and 2025, respectively, which considers the U.S. federal statutory rate of 21%, a combined state income tax rate of approximately 5% (net of federal benefits and required valuation allowances), and certain material permanent items.
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

Our primary liquidity needs and capital requirements include cash required for: (i) funding the business operations of THG and its subsidiaries; (ii) funding strategic investments and acquisitions, including funding the pending acquisition of Bennetts for a purchase price of approximately £34.0 million (approximately $43.0 million as of June 30, 2026); (iii) servicing and repayment of borrowings under the 2025 JPM Credit Facility, the BAC Credit Facility, and the unsecured term loan credit facility with State Farm (the "State Farm Term Loan"); (iv) funding potential cash dividend payments on the Series A Convertible Preferred Stock; (v) payment of income taxes; (vi) funding required distributions to the non-controlling interest unit holders of THG; and (vii) funding required payments to Hagerty Holding Corp. ("HHC") and Markel (together the "Legacy Unit Holders") under the TRA.

As of June 30, 2026, we believe that our sources of liquidity will be sufficient to provide an adequate level of capital to support our anticipated short and long-term commitments, operating needs, and capital requirements.

Financing Arrangements

2025 JPM Credit Facility

THG has a credit agreement with JPMorgan Chase Bank, N.A. ("JPM"), as administrative agent, issuing bank and swingline lender, the foreign subsidiary borrowers thereto, and the other financial institutions party thereto as lenders (the "2025 JPM Credit Agreement").

The 2025 JPM Credit Agreement provides for a senior unsecured revolving credit facility (the "2025 JPM Credit Facility") with an aggregate borrowing capacity of $375.0 million. The 2025 JPM Credit Agreement matures in March 2030, but may be extended if agreed by THG and the lenders party thereto. Any unpaid balance on the 2025 JPM Credit Facility is due at maturity. As of June 30, 2026, total outstanding borrowings under the 2025 JPM Credit Facility were $103.9 million.

The 2025 JPM Credit Agreement requires us to, among other things, meet certain financial covenants, including a minimum fixed charge coverage ratio test and a maximum leverage ratio test. As of June 30, 2026, we were in compliance with these financial covenants.

BAC Credit Facility

BAC and its wholly owned subsidiary BAC Funding 2023-1, LLC, as borrower, have a revolving credit agreement (the "BAC Credit Agreement") that provides for a revolving credit facility (the "BAC Credit Facility") with an aggregate commitment of $150.0 million. The BAC Credit Facility's borrowing base is determined by the carrying value of certain BAC notes receivable, which is then limited by the amount of the aggregate commitment. As of June 30, 2026, the applicable borrowing base for the BAC Credit Agreement was $87.5 million.

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

BAC and BAC Funding 2023-1, LLC are required, among other things, to meet certain financial covenants including that BAC, as the servicer, maintain a minimum tangible net worth, minimum liquidity balances, and an indebtedness to tangible net worth ratio. As of June 30, 2026, we were in compliance with the financial covenants under the BAC Credit Agreement.

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

Capital Restrictions

Our reinsurance subsidiary, Hagerty Re, is subject to the Bermuda Solvency Capital Requirement ("BSCR"), which establishes a target capital level and enhanced capital requirements for each insurer. As of June 30, 2026, Hagerty Re maintained sufficient statutory capital and surplus to comply with the BSCR.

Similarly, our U.S. insurance company subsidiary, Drivers Edge, which holds certificates of authority in 42 states, is subject to state-specific minimum capital and surplus requirements, as well as risk-based capital ("RBC") requirements. RBC levels are reported on an annual basis. As of June 30, 2026, Drivers Edge maintained sufficient capital and surplus levels to comply with National Association of Insurance Commissioners and state insurance regulations.

Dividend Restrictions

Under Bermuda law, Hagerty Re is prohibited from declaring or issuing a dividend if it fails to meet its minimum solvency margin or minimum liquidity ratio. Prior approval from the BMA is also required if Hagerty Re's proposed dividend payments would exceed 25% of its prior year-end total statutory capital and surplus. Based on these restrictions, during 2026, Hagerty Re can pay $95.4 million in dividends without prior BMA approval. As of June 30, 2026, there were no plans to issue dividends from Hagerty Re.

Similarly, state statutes restrict the amount of dividends that Drivers Edge may pay without prior approval of state insurance regulators. As of June 30, 2026, there were no plans to issue dividends from Drivers Edge and a change in such plans may require regulatory approval.

Comparative Cash Flows

The following table summarizes our cash flow data for the six months ended June 30, 2026 and 2025:

	Six months ended June 30,
	2026	2025	$ Change	% Change

	in thousands (except percentages)
Net Cash Provided by Operating Activities	$186,157	$97,714	$88,443	90.5%
Net Cash Used in Investing Activities	$(82,702)	$(31,839)	$(50,863)	159.8%
Net Cash Provided by Financing Activities	$65,336	$29,480	$35,856	121.6%

Operating Activities

Cash provided by operating activities primarily consists of Net income (loss), adjusted for non-cash items, and changes in working capital balances. Net cash provided by operating activities for the six months ended June 30, 2026 and 2025 is presented below:

	Six months ended June 30,
	2026	2025	$ Change	% Change

	in thousands (except percentages)
Net income (loss)	$(4,704)	$74,495	$(79,199)	(106.3)%
Non-cash adjustments to Net income (loss)	(1,064)	35,595	(36,659)	(103.0)%
Changes in operating assets and liabilities	191,925	(12,376)	204,301	N/M
Net Cash Provided by Operating Activities	$186,157	$97,714	$88,443	90.5%

N/M = Not meaningful

Net cash provided by operating activities for the six months ended June 30, 2026 was $186.2 million, an increase of $88.4 million, or 90.5%, compared to 2025. This increase was due to a $204.3 million increase in cash from operating assets and liabilities, partially offset by a $115.9 million decrease in Net income (loss), net of non-cash adjustments. The increase in operating cash flows is primarily driven by our entry into the Markel Fronting Arrangement, which became effective on January 1, 2026 and increased Hagerty Re's U.S. quota share from approximately 80% to 100%, including for in-force policies written in 2025. In connection with the increase in quota share for in-force 2025 policies, we received cash consideration of $53.7 million, representing the unearned premium for the associated unexpired risk period. In addition, as a result of the Markel Fronting Arrangement, premiums and losses are now settled monthly rather than quarterly under the prior contractual arrangement. To a lesser extent, the increase in operating cash flows is driven by growth in subject premiums written through our MGA subsidiaries.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2026 increased by $50.9 million when compared to 2025. This increase is principally due to a $27.6 million increase in net purchasing activity related to our investment portfolio and, to a lesser extent, an $18.4 million increase in net fundings of BAC notes receivable.

Financing Activities

Cash from financing activities for the six months ended June 30, 2026 increased by $35.9 million when compared to 2025, principally due to the LPT Agreement with Markel, which resulted in a $50.5 million cash proceeds. Also favorably impacting the comparison is a $30.4 million payment to THG non-controlling interest unit holders in 2025 for which there was no comparable payment in 2026. These increases were partially offset by a $28.8 million decrease in net proceeds received from credit facility borrowings.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk during the six months ended June 30, 2026. For a discussion of our exposure to market risk, refer to the market risk disclosures set forth in Item 7A of Part II, "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report.

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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Controls Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the three months ended June 30, 2026, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

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

Future litigation may be necessary to defend ourselves and our partners by determining the scope, enforceability and validity of third-party proprietary rights or to establish our proprietary rights. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2026, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

During the three months ended June 30, 2026, neither we nor any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act) repurchased any shares of the Company's Class A Common Stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Trading Arrangements of Directors and Executive Officers

During the three months ended June 30, 2026, no director or executive officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 5, 2026.

HAGERTY, INC.

By:	/s/ McKeel O Hagerty
McKeel O Hagerty
Chief Executive Officer

HAGERTY, INC.

By:	/s/ Patrick McClymont
Patrick McClymont
Chief Financial Officer