Form 10-Q
period 2026-09-30
Hagerty, Inc.
filed 2026-11-03
CIK 1840776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The registrant had 120,624,052 shares of Class A Common Stock outstanding and 223,078,245 shares of Class V Common Stock outstanding as of October 23, 2026.

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
•execute Broad Arrow Group, Inc.'s ("Broad Arrow") private sale, auction, and financing strategies;
•complete acquisitions or investments on the expected terms or timeline, or at all, and realize the anticipated benefits of such acquisitions and investments, including expected earnings enhancements and synergies, including those anticipated from the recently completed acquisition of Bennetts Motorcycling Services Limited;

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Hagerty, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

REVENUES:	(in thousands, except per share amounts)
Earned premium, net	$265,113	$187,039	$756,711	$534,179
Commission and fee revenue	21,586	137,103	61,686	380,677
Marketplace revenue	32,164	34,356	97,474	90,328
Membership and other revenue	21,908	21,496	65,396	63,102
Net investment income	12,720	10,152	33,986	28,626
Net investment gains	751	1,271	5,641	2,150
Total revenue	354,242	391,417	1,020,894	1,099,062
EXPENSES:
Losses and loss adjustment expenses, net	90,261	78,626	298,889	224,969
Policy acquisition costs, net	62,214	87,411	247,777	247,682
Underwriting and other insurance expenses	66,716	1,500	189,251	4,079
Selling, general, and administrative expenses	92,766	178,140	260,447	483,812
Interest expense and other, net	886	32,403	1,836	39,038
Total expenses	312,843	378,080	998,200	999,580
INCOME BEFORE TAXES	41,399	13,337	22,694	99,482
Income tax (expense) benefit	(5,130)	32,834	8,871	21,184
NET INCOME	36,269	46,171	31,565	120,666
Net income attributable to non-controlling interest	(26,058)	(25,323)	(25,565)	(80,474)
Accretion of Series A Convertible Preferred Stock	(1,826)	(1,903)	(5,804)	(5,653)
NET INCOME ATTRIBUTABLE TO CLASS A COMMON STOCKHOLDERS	$8,385	$18,945	$196	$34,539

Earnings per share of Class A Common Stock:
Basic	$0.08	$0.18	$0.00	$0.35
Diluted	$0.08	$0.11	$0.00	$0.29

Weighted average shares of Class A Common Stock outstanding:
Basic	106,097	96,167	102,995	92,326
Diluted	107,800	347,240	102,995	346,672

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
See Note 20 for information regarding Related-Party Transactions.

Hagerty, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

	in thousands
Net income	$36,269	$46,171	$31,565	$120,666
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities, net	(14,365)	1,893	(21,769)	6,978
Foreign currency translation adjustments	(126)	720	(569)	2,427
Other comprehensive income (loss)	(14,491)	2,613	(22,338)	9,405
Comprehensive income	21,778	48,784	9,227	130,071
Comprehensive income attributable to non-controlling interest	(15,997)	(27,200)	(9,954)	(87,367)
Accretion of Series A Convertible Preferred Stock	(1,826)	(1,903)	(5,804)	(5,653)
Comprehensive income (loss) attributable to Class A Common Stockholders	$3,955	$19,681	$(6,531)	$37,051

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
See Note 20 for information regarding Related-Party Transactions.

Hagerty, Inc.
Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
	2026	2025

ASSETS	in thousands (except share amounts)
Fixed maturity securities available-for-sale, at fair value (amortized cost: $639,905 and $687,813 as of September 30, 2026 and December 31, 2025, respectively)	$620,823	$696,271
Equity securities, at fair value	84,103	34,871
Total investments	704,926	731,142
Cash and cash equivalents	460,796	160,177
Restricted cash and cash equivalents	132,767	138,823
Accounts receivable	27,519	98,872
Premiums receivable	125,223	180,529
Deferred acquisition costs, net	75,516	179,224
Reinsurance recoverables	17,061	15,296
Prepaid reinsurance premiums	53,025	21,950
Notes receivable	168,110	113,887
Intangible assets, net	90,483	88,915
Goodwill	114,134	114,164
Deferred tax assets	86,318	43,011
Other assets	223,556	207,986
TOTAL ASSETS	$2,279,434	$2,093,976
LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses	$122,101	$111,947
Advance premiums	44,006	28,287
Due to insurers	19,047	94,930
Losses payable and reserves for unpaid losses and loss adjustment expenses	232,132	264,204
Unearned premiums	642,769	412,058
Ceding commissions payable	4,545	86,165
Debt, net	246,398	177,907
Contract liabilities	51,560	46,450
Deferred tax liability	308	23,489
Tax receivable agreement liability	62,858	39,829
Other liabilities	101,491	61,684
TOTAL LIABILITIES	1,527,215	1,346,950
Commitments and Contingencies (Note 21)	—	—
TEMPORARY EQUITY
Preferred stock, $0.0001 par value (20,000,000 shares authorized, 8,483,561 Series A Convertible Preferred Stock issued and outstanding as of September 30, 2026 and December 31, 2025)	86,822	86,618
STOCKHOLDERS' EQUITY
Class A Common Stock, $0.0001 par value (500,000,000 shares authorized, 120,569,434 and 100,706,893 issued and outstanding as of September 30, 2026 and December 31, 2025, respectively)	12	10
Class V Common Stock, $0.0001 par value (300,000,000 shares authorized, 223,078,245 and 241,552,156 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively)	22	24
Additional paid-in capital	659,683	623,013
Accumulated earnings (deficit)	(396,960)	(402,960)
Accumulated other comprehensive income (loss)	(5,498)	1,229
Total stockholders' equity	257,259	221,316
Non-controlling interest	408,138	439,092
Total equity (Note 16)	665,397	660,408
TOTAL LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY	$2,279,434	$2,093,976

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
See Note 20 for information regarding Related-Party Transactions.

Hagerty, Inc.
Condensed Consolidated Statements of Changes in Temporary Equity and Stockholders' Equity (Unaudited)

				Three months ended September 30, 2026
	Temporary Equity		Stockholders' Equity
	Series A Convertible Preferred Stock		Class A Common Stock		Class V Common Stock		Additional Paid in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Non-controlling Interest	Total Equity
in thousands	Shares	Amount	Shares	Amount	Shares	Amount
Balance at July 1, 2026	8,484	$84,996	101,805	$10	241,552	$24	$623,664	$(407,171)	$(1,068)	$215,459	$434,351	$649,810
Net income	—	—	—	—	—	—	—	10,211	—	10,211	26,058	36,269
Accretion of Series A Convertible Preferred Stock	—	1,826	—	—	—	—	(1,826)	—	—	(1,826)	—	(1,826)
Other comprehensive loss	—	—	—	—	—	—	—	—	(4,430)	(4,430)	(10,061)	(14,491)
Issuance of shares under employee plans, net of shares withheld for employee taxes	—	—	265	—	—	—	(1,593)	—	—	(1,593)	—	(1,593)
Share-based compensation	—	—	—	—	—	—	5,216	—	—	5,216	—	5,216
Exchange of THG units for Class A Common Stock	—	—	18,499	2	(18,474)	(2)	34,483	—	—	34,483	(34,483)	—
Deferred tax assets recorded upon exchange of THG units for shares of Class A Common Stock	—	—	—	—	—	—	26,881	—	—	26,881	—	26,881
Tax receivable agreement liabilities recorded upon exchange of THG units for shares of Class A Common Stock	—	—	—	—	—	—	(24,574)	—	—	(24,574)	—	(24,574)
Distributions paid to non-controlling interest unit holders	—	—	—	—	—	—	—	—	—	—	(10,295)	(10,295)
Reallocation between controlling and non-controlling interest	—	—	—	—	—	—	(2,568)	—	—	(2,568)	2,568	—
Balance at September 30, 2026	8,484	$86,822	120,569	$12	223,078	$22	$659,683	$(396,960)	$(5,498)	$257,259	$408,138	$665,397

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
See Note 20 for information regarding Related-Party Transactions.

Hagerty, Inc.
Condensed Consolidated Statements of Changes in Temporary Equity and Stockholders' Equity (Unaudited)

				Nine months ended September 30, 2026
	Temporary Equity		Stockholders' Equity
	Series A Convertible Preferred Stock		Class A Common Stock		Class V Common Stock		Additional Paid in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
in thousands	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2026	8,484	$86,618	100,707	$10	241,552	$24	$623,013	$(402,960)	$1,229	$221,316	$439,092	$660,408
Net income	—	—	—	—	—	—	—	6,000	—	6,000	25,565	31,565
Accretion of Series A Convertible Preferred Stock	—	5,804	—	—	—	—	(5,804)	—	—	(5,804)	—	(5,804)
Dividends related to Series A Convertible Preferred Stock	—	(5,600)	—	—	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	—	—	(6,727)	(6,727)	(15,611)	(22,338)
Issuance of shares under employee plans, net of shares withheld for employee taxes	—	—	939	—	—	—	(4,535)	—	—	(4,535)	—	(4,535)
Share-based compensation	—	—	—	—	—	—	14,926	—	—	14,926	—	14,926
Exchange of THG units for Class A Common Stock	—	—	18,923	2	(18,474)	(2)	35,280	—	—	35,280	(35,280)	—
Deferred tax assets recorded upon exchange of THG units for shares of Class A Common Stock	—	—	—	—	—	—	26,881	—	—	26,881	—	26,881
Tax receivable agreement liabilities recorded upon exchange of THG units for shares of Class A Common Stock	—	—	—	—	—	—	(24,574)	—	—	(24,574)	—	(24,574)
Distributions paid to non-controlling interest unit holders	—	—	—	—	—	—	—	—	—	—	(11,132)	(11,132)
Reallocation between controlling and non-controlling interest	—	—	—	—	—	—	(5,504)	—	—	(5,504)	5,504	—
Balance at September 30, 2026	8,484	$86,822	120,569	$12	223,078	$22	$659,683	$(396,960)	$(5,498)	$257,259	$408,138	$665,397

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
See Note 20 for information regarding Related-Party Transactions.

Hagerty, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended September 30,
	2026	2025

OPERATING ACTIVITIES:	in thousands
Net income	$31,565	$120,666
Adjustments to reconcile net income to net cash from operating activities:
Loss on disposals of equipment, software, and other assets	2,947	1,440
Expense related to TRA Liability	—	32,275
Depreciation and amortization	29,213	27,734
Provision for deferred taxes	(33,718)	(34,413)
Impairment of operating lease right-of-use assets	2,057	—
Share-based compensation expense	14,926	14,627
Non-cash lease expense	6,279	6,590
Net investment gains	(5,641)	(2,150)
(Accretion) amortization of discount and premium, net	(1,821)	(3,489)
Amortization of gain on loss portfolio transfer	(4,478)	—
Other	472	1,681
Changes in assets and liabilities:
Accounts and premiums receivable	118,273	(118,634)
Deferred acquisition costs, net	103,708	(36,030)
Reinsurance recoverables	(1,765)	(5,903)
Prepaid reinsurance premiums	(31,075)	(5,674)
Advance premiums	15,772	12,656
Due to insurers	(75,556)	49,927
Losses payable and reserves for unpaid losses and loss adjustment expenses	(32,072)	9,800
Unearned premiums	230,711	81,855
Ceding commissions payable	(81,620)	30,084
Other assets and liabilities, net	(8,032)	6,843
Net Cash Provided by Operating Activities	280,145	189,885
INVESTING ACTIVITIES:
Capital expenditures	(23,564)	(18,499)
Acquisitions, net of cash acquired, and other investments	(701)	(2,125)
Issuance of notes receivable	(119,687)	(49,095)
Collection of notes receivable	72,538	14,832
Purchases of fixed maturity securities	(302,630)	(223,055)
Purchases of equity securities	(79,300)	(10,565)
Proceeds from maturities and sales of fixed maturity securities	352,660	163,369
Proceeds from sales of equity securities	35,395	911
Other investing activities	(751)	1,421
Net Cash Used in Investing Activities	(66,040)	(122,806)
FINANCING ACTIVITIES:
Repayments of debt	(80,950)	(170,673)
Proceeds from debt, net of issuance costs	150,605	240,701
Proceeds from loss portfolio transfer	50,500	—
Claims payments made from loss portfolio transfer	(16,876)	—
Distributions paid to non-controlling interest unit holders	(11,132)	(30,547)
Payment of Series A Convertible Preferred Stock dividends	(5,600)	(5,600)
Funding of TRA Liability payments	(1,545)	(223)
Funding of employee tax obligations upon vesting of share-based payments	(4,845)	(3,536)
Other financing activities	309	289
Net Cash Provided by Financing Activities	80,466	30,411
Effect of exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	(8)	2,312

Change in cash and cash equivalents and restricted cash and cash equivalents	294,563	99,802
Beginning cash and cash equivalents and restricted cash and cash equivalents	299,000	232,845
Ending cash and cash equivalents and restricted cash and cash equivalents	$593,563	$332,647
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

On December 31, 2025, the Company entered into new contractual arrangements and amended the terms of its existing contractual arrangements with Markel and its subsidiaries. These coordinated transactions with Markel formed an arrangement that became effective January 1, 2026 (the "Markel Fronting Arrangement"). Due to the expanded underwriting and claims authority granted under the Markel Fronting Arrangement, the Company now controls the Essentia book of business, with Hagerty Re's quota share percentage for the risks that it assumes from Essentia increasing from 80% to 100% effective January 1, 2026. Refer to Note 3 — Markel Fronting Arrangement for additional information.

During the third quarter of 2026, management approved a plan to sell the primary assets and liabilities of a single Hagerty Garage + Social location. As of September 30, 2026, the assets and liabilities were classified as held-for-sale and certain fixed assets were written down to their estimated fair value based on the expected sales price, resulting in a loss of approximately $2.3 million recorded in the third quarter of 2026 within "Selling, general, and administrative expenses" in the Condensed Consolidated Statements of Operations. The assets and liabilities classified as held-for-sale are not material to the Condensed Consolidated Balance Sheets and have not been presented separately. The Company completed the sale of these assets and liabilities on November 1, 2026.

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

These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K ("Annual Report") for the year ended December 31, 2025. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

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

	Three months ended	Nine months ended
	September 30, 2025	September 30, 2025

	in thousands
Total revenue presented in accordance with Article 5	$379,994	$1,068,286
Net investment income	10,152	28,626
Net investment gains	1,271	2,150
Total revenue presented in accordance with Article 7	$391,417	$1,099,062

Principles of Consolidation — These unaudited Condensed Consolidated Financial Statements contain the accounts of Hagerty, Inc. and its majority-owned or controlled subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

As the sole managing member of THG, Hagerty operates and controls all of the business affairs of THG and has the sole voting interest in, and controls the management of, THG. Accordingly, Hagerty consolidates THG in its consolidated financial statements, resulting in a non-controlling interest related to the economic interest in THG held by other parties. As of September 30, 2026 and December 31, 2025, Hagerty, Inc.'s economic ownership of THG was 34.7% and 29.1%, respectively. Refer to Note 16 — Stockholders' Equity for additional information related to the non-controlling interest in THG.

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

Significant estimates made by management include, but are not limited to: (i) the Company's reserves for unpaid losses and loss adjustment expenses, including incurred but not reported ("IBNR") claims (see Note 12); (ii) the valuation of deferred income tax assets (see Note 19); (iii) the amount of the liability associated with the tax receivable agreement entered into in connection with the consummation of the business combination that formed Hagerty, Inc. in 2021 (the "TRA") (the "TRA Liability") (see Note 19); and (iv) the fair values of the reporting units used in assessing the recoverability of goodwill. Although some variability is inherent in these estimates, management believes that the current estimates are reasonable in all material respects. These estimates are reviewed regularly and adjusted as necessary. Adjustments related to changes in estimates are reflected in the Company's results of operations in the period during which those estimates changed.

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

Deferred acquisition costs are considered to be recoverable if the sum of expected future earned premiums exceeds expected future claims and expenses. Anticipated investment income is also a factor in the recoverability analysis. If, as a result of the recoverability analysis, a loss is determined to be probable, a premium deficiency reserve is recognized in the period in which such determination is made. As of September 30, 2026 and December 31, 2025, the Company did not have a premium deficiency reserve recorded related to its deferred acquisition costs.

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

In the Condensed Consolidated Statements of Operations: (i) "Ceding commissions, net" was renamed "Policy acquisition costs, net" and expanded to include the amortization of Deferred acquisition costs associated with policies issued through the Markel Fronting Arrangement, as discussed above; (ii) expenses associated with the risk-taking activities of the Company's Insurance segment that do not qualify as policy acquisition costs and were previously recorded within "Sales expense", "Salaries and benefits", "General and administrative expenses", and "Depreciation and amortization" have been reclassified within "Underwriting and other insurance expenses"; and (iii) expenses associated with the non-risk taking activities of the Insurance segment, the Marketplace segment, and corporate expenses that were previously recorded within "Sales expense", "Salaries and benefits", "General and administrative expenses", and "Depreciation and amortization" have been reclassified within "Selling, general, and administrative expenses".

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

Accounting Standards Not Yet Adopted

Income Statement Expenses — In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2024-03, Disaggregation of Income Statement Expenses (ASC 220-40), which is intended to help investors to better understand an entity's performance, assess an entity's prospects for future cash flows, and compare an entity's performance over time and with that of other entities. ASU No. 2024-03 primarily requires entities to disaggregate, in the notes to the financial statements, any relevant expense caption presented in the statement of operations within continuing operations into the following required natural expense categories: purchases of inventory, employee compensation, depreciation, and intangible asset amortization. The new standard does not change the presentation of expense information in the Condensed Consolidated Statements of Operations. ASU No. 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The Company is still assessing the impact of ASU No. 2024-03 and, upon adoption, the Company may be required to include certain additional disclosures in its Condensed Consolidated Financial Statements.

Internal-Use Software — In September 2025, the FASB issued ASU No. 2025-06, Targeted Improvements to the Accounting for Internal-Use Software (ASC 350-40), which modernizes the accounting guidance for the costs to develop software for internal use. The targeted improvements primarily introduce a new capitalization threshold based on management's commitment to funding and the probability of project completion. It removes all references to a sequential software development method. The new standard does not change the types of costs eligible for capitalization, the point at which capitalization ends, or the associated amortization and impairment guidance. ASU No. 2025-06 is effective for annual periods beginning after December 15, 2027. The Company is still assessing the impact of ASU No. 2025-06.

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

On December 31, 2025, the Company entered into new contractual arrangements and amended the terms of its existing contractual arrangements with Markel and its subsidiaries. These coordinated transactions with Markel formed the Markel Fronting Arrangement, which became effective January 1, 2026. Under the Markel Fronting Arrangement: (i) the Company continues to issue policies through Essentia, with its underwriting authority (including pricing decisions, rate filing, insurance rating, and risk selections) and claims authority expanded to the maximum levels permitted by applicable law; (ii) the Company assumed increased administrative responsibilities for the policies issued through Essentia; (iii) Hagerty Re controls 100% of the premium and assumes 100% of the risk for policies issued through Essentia; and (iv) Hagerty Re pays an initial fronting fee, representing 2% of written premium, to Markel for administrative support, which incrementally decreases based on the level of written premium in each calendar year.

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

On December 31, 2025, in connection with the Markel Fronting Arrangement, the Company entered into a loss portfolio transfer agreement (the "LPT Agreement") that became effective on January 1, 2026. Pursuant to the LPT Agreement, Hagerty Re assumed 100% of the net retained liabilities for Essentia-originated policies issued prior to January 1, 2026 and received $50.5 million in cash consideration. The Company is accounting for the LPT Agreement using the deposit method of accounting. At inception, the Company recorded the $50.5 million of cash consideration received as a deposit liability within "Other liabilities" on the Condensed Consolidated Balance Sheets. As of September 30, 2026, the estimated ultimate value of the liabilities assumed under the LPT Agreement was approximately $39.2 million and the deferred gain was $11.3 million, which is being recognized over the expected period of future claim payments within "Interest expense and other, net" in the Condensed Consolidated Statements of Operations. The table below presents changes in the deposit liability associated with the LPT Agreement during the nine months ended September 30, 2026:

in thousands
Balance as of January 1, 2026	$50,500
Amortization of deferred gain	(4,478)
Claim payments	(16,876)
Balance as of September 30, 2026	$29,146

4 — Supplemental Balance Sheet and Cash Flow Information

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

As of September 30, 2026 and 2025, cash and cash equivalents and restricted cash and cash equivalents were as follows:

	September 30,
	2026	2025

	in thousands
Cash and cash equivalents	$460,796	$160,386
Restricted cash and cash equivalents	132,767	172,261
Total cash and cash equivalents and restricted cash and cash equivalents	$593,563	$332,647

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

The following table presents the components of the Company's restricted assets as of September 30, 2026 and December 31, 2025:

	September 30,	December 31,
	2026	2025

	in thousands
Restricted cash and cash equivalents	$132,767	$138,823
Fixed maturity securities	458,509	675,302
Equity securities	—	34,871
Total restricted assets	$591,276	$848,996

The decrease in restricted assets since December 31, 2025 is primarily attributable to a reduction in the assets required to be held in trust by Hagerty Re for the benefit of Essentia under the Markel Fronting Arrangement. Refer to Note 20 — Related-Party Transactions.

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

Refer to Note 8 — Notes Receivable and Note 14 — Debt for additional information.

The following table presents the assets and liabilities of the Company's consolidated VIEs as of September 30, 2026 and December 31, 2025:

	September 30,	December 31,
	2026	2025

ASSETS	in thousands
Cash and cash equivalents	$2,170	$697
Restricted cash and cash equivalents	10,026	17,005
Notes receivable	134,267	81,740
Other assets	1,273	1,748
TOTAL ASSETS	$147,736	$101,190
LIABILITIES
Accounts payable and accrued expenses	$703	$524
Debt, net	102,509	68,423
Other liabilities	390	1,658
TOTAL LIABILITIES	$103,602	$70,605

Supplemental Cash Flow Information

The table below presents information regarding the Company's non-cash investing and financing activities, as well as the cash paid for interest and taxes for the nine months ended September 30, 2026 and 2025:

	Nine months ended September 30,
	2026	2025

Non-cash investing activities:	in thousands
Issuance of notes receivable (1)	$17,439	$10,105
Collection of notes receivable (1)	$6,255	$2,102
Capital expenditures	$1,479	$732

Non-cash financing activities:
Exchange of THG units for shares of Class A Common Stock (Refer to Note 16)	$35,280	$16,641
Deferred tax assets and TRA liabilities recorded upon exchange of THG units for shares of Class A Common Stock (Refer to Note 19)	$2,307	$1,318
Issuance of shares of Class A Common Stock resulting from the vesting of RSUs (Refer to Note 17)	$12,575	$11,241

Cash paid for interest	$9,462	$7,360
Cash paid for income taxes	$23,750	$12,410

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

The Company's Chief Executive Officer ("CEO") and Chairman of its Board of Directors (the "Board") acts as the Chief Operating Decision Maker ("CODM"). The CODM evaluates performance and makes resource allocation decisions about the Company's reportable segments using a number of measures, including income before taxes, which is the Company's measure of segment profitability.

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

Income (loss) before taxes for each segment includes an allocation of attributable shared service expenses. Certain corporate expenses are excluded from segment income (loss) before taxes as they are not attributable to the operations of the reportable segments. These unallocated expenses are included in the reconciliation of total segment income (loss) before taxes to consolidated income before taxes below.

The tables below present the Company's segment information for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30, 2026
	Insurance	Marketplace	Total

REVENUES:	(in thousands)
Earned premium, net	$265,113	$—	$265,113
Commission and fee revenue	21,586	—	21,586
Marketplace revenue	—	32,164	32,164
Membership and other revenue	21,908	—	21,908
Net investment income	12,284	436	12,720
Net investment gains	751	—	751
Total revenue	321,642	32,600	354,242
EXPENSES:
Losses and loss adjustment expenses, net	90,261	—	90,261
Policy acquisition costs, net	62,214	—	62,214
Underwriting and other insurance expenses	66,716	—	66,716
Selling, general, and administrative expenses	54,575	34,664	89,239
Interest expense and other, net	(1,007)	486	(521)
Total segment expenses	272,759	35,150	307,909
Segment income (loss) before taxes	48,883	(2,550)	46,333
Corporate expenses and other unallocated amounts (1)			(3,527)
Interest expense			(1,407)
Income before taxes			$41,399

(1)    Other unallocated amounts includes a loss related to the write-down of certain fixed assets classified as held-for-sale (refer to Note 1 — Description of Business) and the impairment of a right-of-use asset not attributable to segment operations.

	Three months ended September 30, 2025
	Insurance	Marketplace	Total

REVENUES:	(in thousands)
Earned premium, net	$187,039	$—	$187,039
Commission and fee revenue	137,103	—	137,103
Marketplace revenue	—	34,356	34,356
Membership and other revenue	21,496	—	21,496
Net investment income	9,860	292	10,152
Net investment gains	1,271	—	1,271
Total revenue	356,769	34,648	391,417
EXPENSES:
Losses and loss adjustment expenses, net	78,626	—	78,626
Policy acquisition costs, net	87,411	—	87,411
Underwriting and other insurance expenses	1,500	—	1,500
Selling, general, and administrative expenses	137,367	39,567	176,934
Interest expense and other, net	1,067	636	1,703
Total segment expenses	305,971	40,203	346,174
Segment income (loss) before taxes	50,798	(5,555)	45,243
Corporate expenses			(1,206)
Interest expense			(1,503)
Expense related to TRA Liability			(29,197)
Income before taxes			$13,337

	Nine months ended September 30, 2026
	Insurance	Marketplace	Total

REVENUES:	(in thousands)
Earned premium, net	$756,711	$—	$756,711
Commission and fee revenue	61,686	—	61,686
Marketplace revenue	—	97,474	97,474
Membership and other revenue	65,396	—	65,396
Net investment income	33,029	957	33,986
Net investment gains	5,641	—	5,641
Total revenue	922,463	98,431	1,020,894
EXPENSES:
Losses and loss adjustment expenses, net	298,889	—	298,889
Policy acquisition costs, net	247,777	—	247,777
Underwriting and other insurance expenses	189,251	—	189,251
Selling, general, and administrative expenses	157,372	98,920	256,292
Interest expense and other, net	(2,126)	223	(1,903)
Total segment expenses	891,163	99,143	990,306
Segment income (loss) before taxes	31,300	(712)	30,588
Corporate expenses and other unallocated amounts (1)			(4,155)
Interest expense			(3,739)
Income before taxes			$22,694

(1)    Other unallocated amounts includes a loss related to the write-down of certain fixed assets classified as held-for-sale (refer to Note 1 — Description of Business) and the impairment of a right-of-use asset not attributable to segment operations.

	Nine months ended September 30, 2025
	Insurance	Marketplace	Total

REVENUES:	(in thousands)
Earned premium, net	$534,179	$—	$534,179
Commission and fee revenue	380,677	—	380,677
Marketplace revenue	—	90,328	90,328
Membership and other revenue	63,102	—	63,102
Net investment income	28,030	596	28,626
Net investment gains	2,150	—	2,150
Total revenue	1,008,138	90,924	1,099,062
EXPENSES:
Losses and loss adjustment expenses, net	224,969	—	224,969
Policy acquisition costs, net	247,682	—	247,682
Underwriting and other insurance expenses	4,079	—	4,079
Selling, general, and administrative expenses	384,942	96,571	481,513
Interest expense and other, net	2,007	376	2,383
Total segment expenses	863,679	96,947	960,626
Segment income (loss) before taxes	144,459	(6,023)	138,436
Corporate expenses			(2,299)
Interest expense			(4,380)
Expense related to TRA Liability			(32,275)
Income before taxes			$99,482

Disaggregation of Revenue

The following tables present revenues from customer contracts that are recognized in accordance with ASC Topic 606, Revenue from Contracts with Customers ("ASC 606"), disaggregated by geographic area, as well as a reconciliation to total revenue for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30, 2026
	Insurance	Marketplace	Total

	in thousands
United States	$30,885	$27,695	$58,580
International	12,609	54	12,663
Total revenue from customer contracts	43,494	27,749	71,243
Earned premium, net	265,113	—	265,113
Net investment income	12,284	436	12,720
Net investment gains	751	—	751
Finance revenue	—	4,415	4,415
Total revenue	$321,642	$32,600	$354,242

	Three months ended September 30, 2025
	Insurance	Marketplace	Total

	in thousands
United States	$147,039	$29,788	$176,827
International	11,560	1,567	13,127
Total revenue from customer contracts	158,599	31,355	189,954
Earned premium, net	187,039	—	187,039
Net investment income	9,860	292	10,152
Net investment gains	1,271	—	1,271
Finance revenue	—	3,001	3,001
Total revenue	$356,769	$34,648	$391,417

	Nine months ended September 30, 2026
	Insurance	Marketplace	Total

	in thousands
United States	$91,016	$63,175	$154,191
International	36,066	22,905	58,971
Total revenue from customer contracts	127,082	86,080	213,162
Earned premium, net	756,711	—	756,711
Net investment income	33,029	957	33,986
Net investment gains	5,641	—	5,641
Finance revenue	—	11,394	11,394
Total revenue	$922,463	$98,431	$1,020,894

	Nine months ended September 30, 2025
	Insurance	Marketplace	Total

	in thousands
United States	$411,369	$73,538	$484,907
International	32,410	9,460	41,870
Total revenue from customer contracts	443,779	82,998	526,777
Earned premium, net	534,179	—	534,179
Net investment income	28,030	596	28,626
Net investment gains	2,150	—	2,150
Finance revenue	—	7,330	7,330
Total revenue	$1,008,138	$90,924	$1,099,062

Commission and fee revenue is earned through two distribution channels: direct and agent. Revenue earned from the direct distribution channel includes revenue generated by Hagerty's employee agents. Revenue earned from the agent distribution channel includes revenue generated through the Company's insurance distribution partnerships, as well as its relationships with independent agents and brokers. The tables below present the Company's revenue by distribution channel for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30, 2026
	Agent	Direct	Total

	in thousands
Commission and fee revenue	$13,011	$7,753	$20,764
Contingent commission	401	421	822
Total commission and fee revenue	$13,412	$8,174	$21,586

	Three months ended September 30, 2025
	Agent	Direct	Total

	in thousands
Commission and fee revenue	$67,685	$54,049	$121,734
Contingent commission	8,466	6,903	15,369
Total commission and fee revenue	$76,151	$60,952	$137,103

	Nine months ended September 30, 2026
	Agent	Direct	Total

	in thousands
Commission and fee revenue	$37,357	$20,668	$58,025
Contingent commission	1,492	2,169	3,661
Total commission and fee revenue	$38,849	$22,837	$61,686

	Nine months ended September 30, 2025
	Agent	Direct	Total

	in thousands
Commission and fee revenue	$186,455	$152,882	$339,337
Contingent commission	22,352	18,988	41,340
Total commission and fee revenue	$208,807	$171,870	$380,677

Refer to Note 13 — Reinsurance for information regarding "Earned premium, net", Note 6 — Investments for information regarding "Net investment income" and "Net investment gains", and Note 8 — Notes Receivable for information regarding "Finance revenue".

Contract Assets

Contract assets, primarily consisting of CUC receivables, are reported within "Other assets" on the Condensed Consolidated Balance Sheets. As of September 30, 2026 and December 31, 2025, the Company had contract assets of $2.4 million and $18.2 million, respectively. The decrease as of September 30, 2026 is primarily a result of the Markel Fronting Arrangement, as the Company no longer earns a CUC from policies issued by Essentia.

Contract Liabilities

Contract liabilities consist of cash collected in advance of revenue recognition and primarily relate to the unrecognized portion of HDC membership fees, the unrecognized portion of the advanced commission payment received from State Farm Mutual Automobile Insurance Company ("State Farm"), and, to a much lesser extent, cash collected in advance of the completion of marketplace private sales. As of September 30, 2026 and December 31, 2025, the Company had contract liabilities of $51.6 million and $46.5 million, respectively.

6 — Investments

The Company holds a diversified investment portfolio, consisting of fixed maturity securities and, to a much lesser extent, equity securities such as common stocks and exchange traded funds. The Company's fixed maturity securities are classified as available-for-sale.

The following tables summarize the Company's available-for-sale investments as of September 30, 2026 and December 31, 2025:

	September 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Fixed maturity securities:	in thousands
Corporate	$258,398	$88	$(6,915)	$251,571
U.S. Treasury	103,326	—	(3,240)	100,086
States and municipalities	31,341	—	(1,205)	30,136
Foreign	34,623	7	(414)	34,216
Asset-backed securities	74,573	53	(772)	73,854
Mortgage-backed securities	137,644	—	(6,684)	130,960
Total fixed maturity securities	$639,905	$148	$(19,230)	$620,823

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Fixed maturity securities:	in thousands
Corporate	$262,302	$3,982	$(116)	$266,168
U.S. Treasury	181,077	701	(161)	181,617
States and municipalities	29,182	967	(3)	30,146
Foreign	33,000	54	(62)	32,992
Asset-backed securities	31,899	394	(42)	32,251
Mortgage-backed securities	150,353	3,026	(282)	153,097
Total fixed maturity securities	$687,813	$9,124	$(666)	$696,271

As of September 30, 2026 and December 31, 2025, the estimated fair value of the equity securities held by the Company was $84.1 million and $34.9 million, respectively. Refer to Note 7 — Fair Value Measurements for additional information on the Company's equity securities.

Available-for-sale fixed maturity securities in an unrealized loss position

The following table summarizes gross unrealized losses and the estimated fair value of available-for-sale fixed maturity securities that have continuously been in an unrealized loss position, as well as the length of time that such securities were in an unrealized loss position, as of September 30, 2026 and December 31, 2025:

	September 30, 2026
	Less than 12 months		12 months or longer		Total
	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses

Fixed maturity securities:	in thousands
Corporate	$200,902	$(6,885)	$307	$(30)	$201,209	$(6,915)
U.S. Treasury	97,979	(3,238)	108	(2)	98,087	(3,240)
States and municipalities	30,136	(1,205)	—	—	30,136	(1,205)
Foreign	28,869	(414)	—	—	28,869	(414)
Asset-backed securities	48,312	(772)	—	—	48,312	(772)
Mortgage-backed securities	130,960	(6,684)	—	—	130,960	(6,684)
Total fixed maturity securities	$537,158	$(19,198)	$415	$(32)	$537,573	$(19,230)

	December 31, 2025
	Less than 12 months		12 months or longer		Total
	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses

Fixed maturity securities:	in thousands
Corporate	$6,307	$(7)	$9,461	$(108)	$15,768	$(115)
U.S. Treasury	35,150	(83)	14,948	(78)	50,098	(161)
States and municipalities	880	(3)	—	—	880	(3)
Foreign	17,009	(62)	—	—	17,009	(62)
Asset-backed securities	1,771	(5)	1,881	(37)	3,652	(42)
Mortgage-backed securities	10,312	(4)	20,889	(279)	31,201	(283)
Total fixed maturity securities	$71,429	$(164)	$47,179	$(502)	$118,608	$(666)

The Company regularly reviews all fixed maturity securities in an unrealized loss position within its investment portfolio to determine whether the decline in fair value below its cost basis is due to a credit loss or to other factors. Based on the Company's review as of September 30, 2026 and December 31, 2025, unrealized losses were a result of interest rate changes, not a decline in the creditworthiness of the issuers. Accordingly, no allowance for credit loss was recorded as of September 30, 2026 and December 31, 2025.

Contractual maturities of available-for-sale fixed maturity securities

The following table summarizes the contractual maturities of the Company's available-for-sale investments as of September 30, 2026:

	Amortized Cost	Estimated Fair Value

	in thousands
Due in one year or less	$55,330	$55,338
Due after one year through five years	270,715	264,569
Due after five years through ten years	100,309	94,787
Due after ten years	1,335	1,315
Mortgage-backed and asset-backed securities	212,216	204,814
Total fixed maturity securities	$639,905	$620,823

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Net investment income

The following table presents the components of "Net investment income" reported in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

Interest income:	in thousands
Cash and cash equivalents and restricted cash and cash equivalents	$3,991	$2,543	$8,093	$7,267
Fixed maturity securities	8,641	7,716	25,805	21,644
Total interest income	12,632	10,259	33,898	28,911
Dividends on equity securities	219	42	583	121
Gross investment income	12,851	10,301	34,481	29,032
Investment expenses	(131)	(149)	(495)	(406)
Net investment income	$12,720	$10,152	$33,986	$28,626

Net realized and unrealized gains (losses) on investments

The table below presents the components of "Net investment gains" reported in the Condensed Consolidated Statements of Operations and the pre-tax change in net unrealized gains (losses) included in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2026 and 2025. The gross amounts of realized investment gains and losses on fixed maturity securities were not material to the Condensed Consolidated Financial Statements and are presented on a net basis in the table below:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

Fixed maturity securities:	in thousands
Net realized investment gains (losses)	$(137)	$116	$315	$347
Equity securities:
Total change in fair value of equity securities	888	1,155	5,326	1,803
Net investment gains	$751	$1,271	$5,641	$2,150
Change in net unrealized gains (losses) on available-for-sale investments included in Other comprehensive income (loss):
Fixed maturity securities	$(18,172)	$2,406	$(27,533)	$8,827

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

Investments

The fixed maturity securities held by the Company are classified as Level 2 within the fair value hierarchy and equity securities are classified as Level 1. The fair value of these investments is determined after considering various sources of information, including information provided by a third-party pricing service, which provides prices for substantially all of the Company's fixed maturity securities and equity securities. In determining fair value, the Company generally does not adjust the prices obtained from the pricing service. The Company obtains an understanding of the pricing service's valuation methodologies and related inputs, which include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, duration, credit ratings, estimated cash flows, and prepayment speeds.

Refer to Note 6 — Investments for additional information related to the Company's investment portfolio.

Summary of assets and liabilities measured at fair value

The fair values of the Company's financial assets as of September 30, 2026 and December 31, 2025 are shown in the following tables:

	Estimated Fair Value as of September 30, 2026
	Total	Level 1	Level 2	Level 3

Investments:	in thousands
Corporate	$251,571	$—	$251,571	$—
U.S. Treasury	100,086	—	100,086	—
States and municipalities	30,136	—	30,136	—
Foreign	34,216	—	34,216	—
Asset-backed securities	73,854	—	73,854	—
Mortgage-backed securities	130,960	—	130,960	—
Exchange traded funds	84,103	84,103	—	—
Total	$704,926	$84,103	$620,823	$—

	Estimated Fair Value as of December 31, 2025
	Total	Level 1	Level 2	Level 3

Investments:	in thousands
Corporate	$266,168	$—	$266,168	$—
U.S. Treasury	181,617	—	181,617	—
States and municipalities	30,146	—	30,146	—
Foreign	32,992	—	32,992	—
Asset-backed securities	32,251	—	32,251	—
Mortgage-backed securities	153,097	—	153,097	—
Common stocks	34,871	34,871	—	—
Total	$731,142	$34,871	$696,271	$—

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

As of September 30, 2026 and December 31, 2025, BAC's net Notes receivable balance was approximately $163.6 million and $104.3 million, respectively, including accrued interest.

The table below provides the aggregate LTV ratio for BAC's loan portfolio as of September 30, 2026 and December 31, 2025:

	September 30,	December 31,
	2026	2025

	in thousands
Secured loans	$162,254	$103,338
Estimate of collateral value	$318,902	$199,628
Aggregate LTV ratio	50.9%	51.8%

Management considers a loan to be past due when an interest payment is not paid within 10 business days of the monthly due date, or if the principal amount is not repaid by the contractual maturity date. Typically, a loan becomes past due only for a short period of time during which the loan is renewed or collateral is sold to satisfy the borrower's obligations. As of September 30, 2026 and December 31, 2025, the amount of past due principal and interest payments was not material.

A non-accrual loan is a loan for which future finance revenue is not recorded due to management's determination that it is probable that future interest on the loan will not be collectible. When a loan is placed on non-accrual status, any accrued interest receivable deemed not collectible is reversed against finance revenue. Any cash receipts subsequently received on non-accrual loans are first applied to reduce the recorded principal balance of the loan, with any proceeds in excess of the principal balance then applied to interest and expenses owed by the borrower. As of September 30, 2026 and December 31, 2025, there were no non-accrual loans.

As of September 30, 2026 and December 31, 2025, there was no allowance for expected credit losses related to the BAC loan portfolio based on management's quarterly evaluation, which takes into consideration a number of factors including the level of historical losses for similar loans, the quality of the collateral, the low LTV ratio of the loans, management's overall assessment of the current circumstances and risks related to each loan, and, to a lesser extent, the circumstances related to each borrower.

Other Notes Receivable

From time-to-time, Broad Arrow provides short-term financing to its auction or private sale buyers in situations when the terms or length of financing may not qualify and/or is too short to fund efficiently with a BAC loan. The resulting loans are typically interest-bearing with required periodic interest payments and, in certain cases, required periodic principal payments. Broad Arrow typically retains a security interest in the vehicle(s) related to these loans. There were no Notes receivable balances related to these loans as of September 30, 2026. As of December 31, 2025, the Notes receivable balance related to these loans was $8.9 million, including accrued interest.

Broad Arrow also makes consignor advances secured by vehicle(s) that are contractually committed, in the near term, to be offered for sale at auction or as a private sale. Consignor advances allow sellers to receive funds upon consignment for an auction or for a private sale that will occur up to one year in the future and normally have short-term maturities. In the event the vehicle(s) are not successfully sold at auction or in a private sale, the consignor is required to repay the outstanding principal and accrued interest of the advance or convert the advance to a BAC loan. As of September 30, 2026 and December 31, 2025, the outstanding Notes receivable balance associated with consignor advances was $4.5 million and $0.1 million, respectively.

Under certain circumstances, Broad Arrow also provides loans to certain well-established car dealers to finance the purchase of vehicle(s), retaining a security interest in the purchased vehicle. In certain situations, Broad Arrow acquires a partial ownership interest in the vehicle(s) in addition to providing the loan. Upon the eventual sale of the acquired vehicle(s), the loan is repaid and Broad Arrow retains a pro rata share of the profit(s) or loss(es). There was no outstanding Notes receivable balances associated with these loans as of September 30, 2026. As of December 31, 2025, the Notes receivable balance related to these loans was $0.6 million.

These loans are classified in the Condensed Consolidated Statements of Cash Flows within Operating Activities as they are made in support of Broad Arrow's auction and private sale activities.

Concentration Risk

As of September 30, 2026, there was one borrower with a combined loan balance that exceeded 10% of the total notes receivable balance, with a combined loan balance of $20.0 million, representing 12.0% of the total portfolio. As of September 30, 2026, the collateral value related to this borrower was $40.1 million, resulting in an LTV ratio of 49.9%.

9 — Other Assets

As of September 30, 2026 and December 31, 2025, other assets consisted of:

	September 30,	December 31,
	2026	2025

	in thousands
Capitalized software-as-a-service ("SaaS") implementation costs	$61,639	$56,971
Prepaid selling, general, and administrative expenses	21,135	20,707
Inventory (1)	34,771	12,410
Property and equipment, net	14,404	16,253
Lease right-of-use assets (2)	34,874	40,657
Contract assets	2,377	18,233
Costs to obtain contracts with customers	7,994	9,965
Ceded commission receivable	17,398	8,004
Other investments (3)	10,896	10,135
Accrued investment income	6,480	5,613
Deferred financing costs related to revolving credit facilities	2,900	3,707
Other (4)	8,688	5,331
Other assets	$223,556	$207,986

(1)    Inventory primarily includes vehicles owned by Broad Arrow that have been purchased for resale purposes.
(2)    Refer to Note 10 — Leases for additional information.
(3)    Other investments includes strategic investments, which are classified as Level 3 within the fair value hierarchy. Based on the nature and size of these investments, the carrying values approximate their fair values.
(4)    As of September 30, 2026, Other primarily included a $3.4 million claims reimbursement owed by a ceding insurance carrier, $2.7 million of collector vehicle investments, $1.2 million of business tax recoverables, and $1.0 million related to capitalized digital media content. As of December 31, 2025, Other primarily included $2.7 million of collector vehicle investments, $1.4 million related to capitalized digital media content, and $1.0 million of business tax recoverables.

10 — Leases

The following table summarizes the components of the Company's operating lease expense for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

	in thousands
Operating lease expense (1)	$2,105	$2,364	$6,279	$6,590
Variable lease expense (1) (2)	1,038	993	3,209	2,761
Sublease revenue (3)	(297)	(254)	(746)	(809)
Lease cost, net	$2,846	$3,103	$8,742	$8,542

(1)    Classified within "Selling, general, and administrative expenses" in the Condensed Consolidated Statements of Operations.
(2)    Includes maintenance, taxes, insurance, and payments affected by the Consumer Price Index.
(3)    Classified within "Membership and other revenue" in the Condensed Consolidated Statements of Operations.

The following table summarizes supplemental balance sheet information related to operating leases as of September 30, 2026 and December 31, 2025:

	September 30,	December 31,
	2026	2025

	dollars in thousands
ROU assets obtained in exchange for new operating lease liabilities during the period	$926	$2,446
Weighted average lease term (in years)	6.95	7.48
Weighted average discount rate	5.2%	5.1%

The following table summarizes information about the amount and timing of the Company's future operating lease commitments as of September 30, 2026:

in thousands
2026 - remaining	$2,206
2027	8,816
2028	8,669
2029	6,833
2030	5,544
Thereafter	17,568
Total lease payments	49,636
Less: imputed interest	(8,212)
Total lease liabilities	$41,424

11 — Intangible Assets

The cost and accumulated amortization of intangible assets as of September 30, 2026 and December 31, 2025 are as follows:

	September 30, 2026
	Weighted average useful life	Gross carrying amount	Accumulated amortization	Net carrying amount

		dollars in thousands
Internally developed software	3.3	$172,156	$(114,283)	$57,873
Renewal rights	9.9	21,731	(12,116)	9,615
Trade names and trademarks	14.2	11,867	(5,268)	6,599
State licenses	Indefinite	11,263	—	11,263
Relationships and customer lists	15.5	7,900	(2,767)	5,133
Other	3.5	578	(578)	—
Total intangible assets		$225,495	$(135,012)	$90,483

	December 31, 2025
	Weighted average useful life	Gross carrying amount	Accumulated amortization	Net carrying amount

		dollars in thousands
Internally developed software	3.4	$155,933	$(102,326)	$53,607
Renewal rights	10.0	21,740	(10,693)	11,047
Trade names and trademarks	14.2	11,867	(4,402)	7,465
State licenses	Indefinite	11,263	—	11,263
Relationships and customer lists	15.5	7,913	(2,380)	5,533
Other	3.5	580	(580)	—
Total intangible assets		$209,296	$(120,381)	$88,915

Intangible asset amortization expense was $5.7 million for the three months ended September 30, 2026 and 2025, and $17.0 million and $17.9 million for the nine months ended September 30, 2026 and 2025, respectively.

Estimated future aggregate amortization expense related to intangible assets as of September 30, 2026 is as follows:

in thousands
2026 - remaining	$6,069
2027	26,582
2028	21,402
2029	12,579
2030	3,443
Thereafter	9,145
Total	$79,220

12 — Reserves for Unpaid Losses and Loss Adjustment Expenses

The following table presents a reconciliation of the beginning and ending reserves for unpaid losses and loss adjustment expenses, net of amounts recoverable from various reinsurers:

	Nine months ended September 30,
	2026	2025

	in thousands
Gross reserves for unpaid losses and loss adjustment expenses, beginning	$168,851	$168,492
Less: Reinsurance recoverable on unpaid losses and loss adjustment expenses	5,644	5,769
Net reserves for unpaid losses and loss adjustment expenses, beginning	163,207	162,723
Incurred losses and loss adjustment expenses:
Current accident year	304,558	224,969
Prior accident years	(5,669)	—
Total incurred losses and loss adjustment expenses	298,889	224,969
Payments:
Current accident year	171,121	61,819
Prior accident years	72,812	63,571
Total payments	243,933	125,390
Effect of foreign currency rate changes	(516)	(63)
Net reserves for unpaid losses and loss adjustment expenses, ending	217,647	262,239
Reinsurance recoverable on unpaid losses and loss adjustment expenses	14,485	14,406
Gross reserves for unpaid losses and loss adjustment expenses, ending	$232,132	$276,645

During the nine months ended September 30, 2026, prior year loss experience developed favorably resulting in a $5.7 million reserve reduction, primarily driven by the continued emergence of lower physical damage losses for the 2025 accident year. During the nine months ended September 30, 2025, losses and loss adjustment expenses included $10.3 million of pre-tax losses related to the Southern California wildfires.

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

13 — Reinsurance

Hagerty Re assumes risk through the Markel Fronting Arrangement and through quota share arrangements with insurance carriers, including Drivers Edge. Hagerty Re and Drivers Edge are indirect wholly owned subsidiaries of the Company. Separately, the Company purchases excess-of-loss ("XOL") reinsurance to manage catastrophic risk exposure and safeguard capital. In addition, the Company enters into quota share reinsurance agreements under which it cedes a portion of its underwriting risk to highly rated reinsurers, thereby limiting the financial impact of potential losses. These reinsurance arrangements do not relieve the Company of its primary obligations to policyholders under the terms of its insurance contracts. The Company partners with reinsurers that are rated A- (Excellent) or better by A.M. Best or that fully collateralize their maximum obligations under the applicable agreements.

Hagerty Re's catastrophe reinsurance coverage is effective through December 31, 2027. The 2026 catastrophe reinsurance program affords coverage for policies with total insured values ("TIV") of up to $5.0 million in excess of a per event retention of $35.0 million in two layers; $35.0 million excess of $35.0 million, and $63.0 million excess of $70.0 million.

Hagerty Re also cedes 100% of its physical damage exposure on U.S. policies written or renewed with TIV equal to or greater than $5.0 million ("High-Net-Worth Accounts") via quota share agreements with various reinsurers. Hagerty Re receives ceding commissions related to premiums ceded under reinsurance contracts related to these High-Net-Worth Accounts. Certain reinsurers involved in these quota share agreements are related parties. Hagerty Re also purchases facultative reinsurance to cede a portion of the physical damage exposure related to certain high value vehicles.

Refer to Note 20 — Related-Party Transactions for additional information on reinsurance transactions with Markel and State Farm.

The following table presents the Company's total premiums on a written and earned basis for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

Premiums written:	in thousands
Assumed	$332,177	$228,882	$1,043,730	$652,205
Ceded	(25,682)	(10,999)	(86,737)	(42,068)
Net	$306,495	$217,883	$956,993	$610,137

Premiums earned:
Assumed	$287,619	$199,679	$812,366	$570,588
Ceded	(22,506)	(12,640)	(55,655)	(36,409)
Net	$265,113	$187,039	$756,711	$534,179

The following table presents the Company's total losses and loss adjustment expenses for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

Losses and loss adjustment expenses:	in thousands
Assumed	$97,338	$81,788	$315,787	$243,173
Ceded	(7,077)	(3,162)	(16,898)	(18,204)
Net	$90,261	$78,626	$298,889	$224,969

14 — Debt

As of September 30, 2026 and December 31, 2025, "Debt, net" consisted of the following:

		September 30,	December 31,
	Maturity	2026	2025

		in thousands
2025 JPM Credit Facility	March 2030	$119,305	$84,945
BAC Credit Facility	November 2028	102,509	68,423
State Farm Term Loan	September 2033	25,000	25,000
Total debt		246,814	178,368
Less: Unamortized debt issuance costs related to the State Farm Term Loan		(416)	(461)
Debt, net		$246,398	$177,907

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

Borrowings from the 2025 JPM Credit Facility accrue interest at the applicable reference rate, primarily Term SOFR, depending on the currency of the borrowing plus an applicable margin determined by the Company's net leverage ratio for the preceding period (as defined in the 2025 JPM Credit Facility). The effective interest rates related to the 2025 JPM Credit Agreement were 4.74% and 5.74% for the nine months ended September 30, 2026 and 2025, respectively.

The 2025 JPM Credit Agreement requires THG to, among other things, meet certain financial covenants, including a minimum fixed charge coverage ratio test and a maximum leverage ratio test. As of September 30, 2026, THG was in compliance with these financial covenants.

As of September 30, 2026, the carrying value of the outstanding borrowings under the 2025 JPM Credit Facility approximated its fair value due to the variable interest rates associated with the outstanding borrowings.

BAC Credit Facility

BAC and its wholly owned subsidiary BAC Funding 2023-1, LLC, as borrower, have a revolving credit agreement (the "BAC Credit Agreement") that provides for a revolving credit facility (the "BAC Credit Facility") with an aggregate commitment of $150.0 million. The BAC Credit Facility's borrowing base is determined by the carrying value of certain BAC notes receivable, which is then limited by the amount of the aggregate commitment. As of September 30, 2026, the applicable borrowing base for the BAC Credit Agreement was $102.5 million.

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

BAC and BAC Funding 2023-1, LLC are required, among other things, to meet certain financial covenants including that BAC, as the servicer, maintain a minimum tangible net worth, minimum liquidity balances, and an indebtedness to tangible net worth ratio. As of September 30, 2026, the Company was in compliance with the financial covenants under the BAC Credit Agreement.

As of September 30, 2026, the carrying value of the outstanding borrowings under the BAC Credit Facility approximated its fair value due to the variable interest rates associated with the outstanding borrowings.

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

Letters of Credit

As of September 30, 2026, the Company has authorized three letters of credit for a total of $10.8 million for operational purposes, primarily related to Hagerty Re's Section 953(d) tax structuring election, and to a much lesser extent, a requirement under a quota share agreement, and lease down payment support.

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

As of September 30, 2026, the estimated redemption value of the Series A Convertible Preferred Stock was $102.9 million, which represents the maximum cash payment, including cumulative dividends, that would be required to be paid if the Optional Term Redemption provision in the Certificate of Designations, as summarized below, is exercised as of the earliest possible redemption date of June 23, 2028. The decision to redeem the Series A Convertible Preferred Stock for cash is made at the discretion of the Company; however, the Company is controlled by HHC through its voting control of the Company. Accordingly, the redemption of the Series A Convertible Preferred Stock is considered outside the control of the Company and, as a result, the Series A Convertible Preferred Stock is recorded within Temporary Equity on the Condensed Consolidated Balance Sheets.

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

Ranking — The Series A Convertible Preferred Stock ranks senior to the Class A Common Stock, the Class V Common Stock, and each other class or series of shares of the Company that the Company may issue in the future, the terms of which do not expressly provide that such class or series ranks equally with, or senior to, the Series A Convertible Preferred Stock, with respect to dividend rights and/or rights upon liquidation, winding up or dissolution.

Dividends — Dividends on the Series A Convertible Preferred Stock are cumulative and accrue from the date of issuance at the rate per annum of 7% of the Series A Purchase Price of each share, plus the amount of previously accrued dividends, compounded annually (the "Accruing Dividends"). The Company may elect to pay the Accruing Dividends either in cash or in additional shares of Series A Convertible Preferred Stock. Prior to June 23, 2026, the third anniversary of the Closing, the Series A Convertible Preferred Stock was entitled to participate on an as-converted basis in dividends declared and paid on the Class A Common Stock, if any. In each of June 2026 and 2025, the Company paid $5.6 million of cash dividends on the Series A Convertible Preferred Stock to the Investors.

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

As of September 30, 2026, no shares of Series A Convertible Preferred Stock had been converted and the outstanding shares of Series A Convertible Preferred Stock were convertible into 6,785,410 shares of Class A Common Stock.

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

Fundamental Transaction — In the event of any acquisition by the Company with a transaction value of at least $500.0 million or any equity or debt financing by the Company that raises at least $500.0 million, either (i) the Company may elect to redeem the Series A Convertible Preferred Stock; or (ii) each holder of Series A Convertible Preferred Stock, individually, may require the Company to redeem all or any portion of its Series A Convertible Preferred Stock. The redemption price per share to be paid by the Company would be the Series A Purchase Price plus any accrued but unpaid Accruing Dividends multiplied by: (a) if prior to or on the third anniversary of the Closing, 120%; (b) if after the third but prior to or on the fifth anniversary of the Closing, 110%; (c) if after the fifth but prior to or on the sixth anniversary of the Closing, 108%; (d) if after the sixth but prior to or on the seventh anniversary of the Closing, 106%; (e) if after the seventh but prior to or on the eighth anniversary of the Closing, 104%; (f) if after the eighth but prior to or on the ninth anniversary of the Closing, 102%; or (g) if after the ninth anniversary of the Closing, 100%.

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

16 — Stockholders' Equity

Class A Common Stock

Hagerty, Inc. is authorized to issue 500,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. Holders of Class A Common Stock are entitled to one vote for each share. As of September 30, 2026 and December 31, 2025, there were 120,569,434 and 100,706,893 shares of Class A Common Stock issued and outstanding, respectively.

Class V Common Stock

Hagerty, Inc. is authorized to issue 300,000,000 shares of Class V Common Stock with a par value of $0.0001 per share. Class V Common Stock represents voting, non-economic interests in Hagerty, Inc. Holders of Class V Common Stock are entitled to 10 votes for each share. In connection with the business combination that formed Hagerty, Inc. in 2021, shares of Class V Common Stock were issued to HHC and Markel (together, the "Legacy Unit Holders") along with an equivalent number of THG units. Each share of Class V Common Stock, together with the corresponding THG unit, is exchangeable for one share of Class A Common Stock. As of September 30, 2026 and December 31, 2025, there were 223,078,245 and 241,552,156 shares of Class V Common Stock issued and outstanding, respectively. Refer to "Exchange of THG Units" below for additional information.

Preferred Stock

Hagerty, Inc. is authorized to issue 20,000,000 shares of Preferred Stock with a par value of $0.0001 per share. The Board has the authority to issue shares of Preferred Stock with such designations, voting and other rights and preferences as may be determined from time to time.

As of September 30, 2026 and December 31, 2025, there were 8,483,561 shares of Preferred Stock issued and outstanding, which may, at the option of the holder, be converted at any time into shares of Class A Common Stock. Refer to Note 15 — Convertible Preferred Stock for additional information.

Non-controlling Interests

Hagerty, Inc. owns one THG unit for each share of Class A Common Stock outstanding, and is the sole managing member of THG. As a result, Hagerty, Inc. consolidates the financial statements of THG into its Condensed Consolidated Financial Statements. The Company reports a non-controlling interest representing the economic interest in THG held by other unit holders of THG. Refer to "Exchange of THG Units" below for additional information.

The following table summarizes the changes in ownership of THG units for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
THG units held by Hagerty, Inc.
Beginning of period	101,804,938	90,715,648	100,706,893	90,032,391
Issuance of shares under employee plans	265,585	226,575	939,228	831,530
Exchange of THG units for Class A Common Stock	18,498,911	9,484,250	18,923,313	9,562,552
End of period	120,569,434	100,426,473	120,569,434	100,426,473
Ownership percentage
Beginning of period	29.4%	26.2%	29.1%	26.1%
End of period	34.7%	29.0%	34.7%	29.0%

THG units held by other unit holders
Beginning of period	244,996,392	255,100,044	245,420,794	255,178,346
Exchange of THG units for Class A Common Stock	(18,498,911)	(9,484,250)	(18,923,313)	(9,562,552)
End of period	226,497,481	245,615,794	226,497,481	245,615,794
Ownership percentage
Beginning of period	70.6%	73.8%	70.9%	73.9%
End of period	65.3%	71.0%	65.3%	71.0%

Total THG units outstanding	347,066,915	346,042,267	347,066,915	346,042,267

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

During the nine months ended September 30, 2026 and 2025, the Company received 908,702 and 797,980 THG units, respectively, in connection with shares of Class A Common Stock that were issued as a result of share-based compensation awards vesting under the 2021 Stock Incentive Plan. In addition, during the nine months ended September 30, 2026 and 2025, the Company received 30,526 and 33,550 THG units, respectively, in connection with shares of Class A Common Stock that were issued related to the ESPP.

Exchange of THG Units

Each THG unit and, if applicable, the associated share of Class V Common Stock, is exchangeable for, at the Company's option, one share of Class A Common Stock or cash. If the Company elects for an exchange to be settled in cash, the cash used to settle the exchange must be funded through a new equity offering of Class A Common Stock. Upon completion of any THG unit exchange, shares of any exchanged Class V Common Stock are cancelled and Hagerty, Inc. retains the exchanged THG units. Changes in Hagerty, Inc.'s ownership interest in THG while retaining its controlling interest are accounted for as equity transactions. Accordingly, exchanges of THG units by unit holders other than Hagerty, Inc. increase Hagerty, Inc.'s ownership in THG, thereby reducing the amount recorded as "Non-controlling interest" and increasing "Additional paid-in capital" on the Condensed Consolidated Balance Sheets.

In the third quarter of 2026, HHC and Markel collectively exchanged 18,473,911 THG units together with the corresponding shares of Class V Common Stock, for an equal number of shares of Class A Common Stock (the "2026 THG Unit Exchange"). Immediately following the 2026 THG Unit Exchange, pursuant to an underwriting agreement dated as of September 9, 2026, by and among the Company, THG, HHC, as the selling stockholder, and the underwriters named therein, HHC sold 10,637,500 shares of Class A Common Stock to the underwriters (the "2026 Secondary Offering").

In the third quarter of 2025, HHC exchanged 9,481,750 THG units together with the corresponding shares of Class V Common Stock for an equal number of shares of Class A Common Stock (the "2025 THG Unit Exchange"). Immediately following the 2025 THG Unit Exchange, pursuant to an underwriting agreement dated as of August 7, 2025, by and among the Company, THG, the underwriters, and the selling stockholders named therein, HHC sold 9,481,750 shares of Class A Common Stock to the underwriters (the "2025 Secondary Offering").

The following table summarizes exchanges of THG units for shares of Class A Common Stock for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

THG units exchanged:
HHC	10,637,500	9,481,750	10,637,500	9,481,750
Markel (1)	7,836,411	—	7,836,411	—
Other (2)	25,000	2,500	449,402	80,802
Total THG units exchanged	18,498,911	9,484,250	18,923,313	9,562,552

Shares of Class V Common Stock cancelled	18,473,911	9,481,750	18,473,911	9,481,750

(1)    Markel participated in the 2026 THG Unit Exchange in order to maintain compliance with regulatory requirements and did not participate in the 2026 Secondary Offering. Markel is a related party to the Company. Refer to Note 20 — Related-Party Transactions for additional information on related party transactions with Markel.
(2)    Certain other holders of THG units that do not hold corresponding shares of Class V Common Stock exchanged THG units for an equal number of shares of Class A Common Stock.

Collectively, the exchanges above resulted in reductions to "Non-controlling interest" and corresponding increases to "Additional paid-in capital" of $35.3 million and $16.6 million during the nine months ended September 30, 2026 and 2025, respectively.

During the nine months ended September 30, 2026 and 2025, the Company incurred $0.8 million and $1.2 million, respectively, in expenses associated with the THG unit exchanges and related secondary offerings, which were recorded within "Selling, general, and administrative expenses" in the Condensed Consolidated Statements of Operations.

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

Distributions to Unit Holders of THG

Under the terms of the THG LLC Agreement, THG is obligated to make tax distributions to its unit holders. During the nine months ended September 30, 2026 and 2025, THG made tax distributions of $11.1 million and $30.5 million, respectively, to non-controlling interest unit holders and $5.1 million and $11.9 million, respectively, of tax distributions to Hagerty, Inc.

17 — Share-Based Compensation

The 2021 Stock Incentive Plan provides for the issuance of up to approximately 38.3 million shares of Class A Common Stock to certain employees and non-employee directors. The 2021 Stock Incentive Plan allows for the issuance of incentive stock options, non-qualified stock options, restricted stock awards, stock appreciation rights, RSUs, and PRSUs. As of September 30, 2026, there were approximately 24.7 million shares available for future grants under the 2021 Stock Incentive Plan.

The following table summarizes share-based compensation expense recognized during the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

	in thousands
Restricted stock units	$3,502	$3,579	$10,110	$10,500
Performance restricted stock units	1,714	1,510	4,816	4,127
Total share-based compensation expense	$5,216	$5,089	$14,926	$14,627

Restricted Stock Units

RSUs typically vest over a three to five-year period based on the requisite service period. The grant date fair value is determined based on the closing market price of the Class A Common Stock on the business day prior to the grant date and the related share-based compensation expense is recognized over the requisite service period on a straight-line basis.

The following table provides a summary of RSU activity during the nine months ended September 30, 2026:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested balance as of January 1, 2026	3,548,091	$9.56
Granted	903,316	10.55
Vested (1)	(1,344,880)	9.35
Forfeited	(241,693)	9.31
Unvested balance as of September 30, 2026	2,864,834	$9.99

(1)    For the nine months ended September 30, 2026, 908,702 shares of Class A Common Stock were issued related to the vesting of RSUs in the period, net of shares withheld for the funding of employee tax obligations.

The following table provides additional data related to RSU activity during the nine months ended September 30, 2026 and 2025:

	Nine months ended September 30,
	2026	2025

	dollars in thousands
Total fair value of shares vested (1)	$12,575	$11,241
Unrecognized compensation expense	$20,833	$25,934
Weighted average period awards are expected to be recognized (in years)	2.16	2.56

(1)    The tax impact related to vested RSUs for the nine months ended September 30, 2026 and 2025 was not material to the Condensed Consolidated Financial Statements.

Performance Restricted Stock Units

Performance Condition PRSUs

PRSUs granted under the "Performance Condition PRSU Agreement", a form of PRSU agreement under the 2021 Stock Incentive Plan, are eligible to vest subject to the satisfaction of both performance-based and service-based conditions. The performance-based vesting condition will be satisfied contingent upon the Company's level of performance over the designated performance period (the "Performance Period") as measured against a financial performance target (the "Performance Target"), each as determined by the Talent, Culture, and Compensation Committee (the "Compensation Committee"). Following the end of the Performance Period, the Compensation Committee will determine the applicable attained performance level with payout percentages ranging from 35% to 200% (each, a "Payout Percentage") of the target number of PRSUs awarded. In the event of a Change in Control (as defined in the Performance Condition PRSU Agreement) before the end of a scheduled Performance Period, the Compensation Committee retains discretion to end the Performance Period early and measure performance levels as of a revised measurement date.

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

The following table provides a summary of the activity related to PRSUs under the Performance Condition PRSU Agreement during the nine months ended September 30, 2026:

	Performance Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested balance as of January 1, 2026	538,531	$9.20
Granted	245,731	10.53
Unvested balance as of September 30, 2026	784,262	$9.62

As of September 30, 2026, the maximum number of shares of Class A Common Stock that may be issued with respect to PRSUs granted under the Performance Condition PRSU Agreement is 1,568,524, assuming maximum achievement of the Performance Target.

The following table provides additional data related to Performance Condition PRSU award activity during the nine months ended September 30, 2026 and 2025:

	Nine months ended September 30,
	2026	2025

	dollars in thousands
Unrecognized compensation expense	$5,101	$5,343
Weighted average period awards are expected to be recognized (in years)	1.95	1.99

Market Condition PRSUs

In April 2022, the Company's CEO was granted 3,707,136 market condition PRSUs, which provide him the opportunity to receive up to 3,707,136 shares of Class A Common Stock. The award had a grant date fair value of approximately $19.2 million, which was estimated using a Monte Carlo simulation model. These PRSUs have both market-based and service-based vesting conditions. Shares of Class A Common Stock issuable under this award can be earned based on the achievement of the following stock price targets: (i) 25% of the shares can be earned when the stock price of the Class A Common Stock exceeds $20.00 per share for 60 consecutive days; (ii) 25% of the shares can be earned when the stock price of the Class A Common Stock exceeds $25.00 per share for 60 consecutive days; and (iii) 50% of the shares can be earned when the stock price of the Class A Common Stock exceeds $30.00 per share for 60 consecutive days. These market-based conditions must be met in order for the PRSUs to vest; therefore, it is possible that no shares will ultimately vest. If any of the market-based conditions are met, the PRSUs will vest contingent upon continued service through the earlier of three years after achievement of the stock price target or the end of the seven-year performance period. As of September 30, 2026, no market condition PRSUs had vested.

The Company will recognize the entire $19.2 million of compensation expense for this award over the requisite service period, regardless of whether such market-based conditions are met. As of September 30, 2026, unrecognized compensation expense related to this award was $6.3 million, which the Company expects to recognize over a period of 2.5 years.

The following table summarizes the assumptions and related information used to determine the grant-date fair value of the market condition PRSUs awarded in April 2022:

Inputs	Performance Restricted Stock Units
Weighted average grant-date fair value per share	$5.19
Expected stock volatility	35%
Expected term (in years)	7.0
Risk-free interest rate	2.5%
Dividend yield	—%

Employee Stock Purchase Plan

The ESPP allows substantially all of the Company's employees to purchase shares of Class A Common Stock at a discount. As of September 30, 2026, 315,554 shares had been purchased under the ESPP and there were approximately 11.2 million shares available for future purchases.

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

The following table summarizes the basic and diluted earnings per share calculations for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

Basic Earnings per Share	in thousands (except per share amounts)
Net income available to Class A Common Stockholders	$8,385	$17,696	$188	$32,174
Weighted average shares of Class A Common Stock outstanding	106,097	96,167	102,995	92,326
Basic earnings per share	$0.08	$0.18	$0.00	$0.35

Diluted Earnings per Share
Net income available to Class A Common Stockholders	$8,513	$39,408	$188	$100,699
Weighted average shares of Class A Common Stock outstanding	107,800	347,240	102,995	346,672
Diluted earnings per share	$0.08	$0.11	$0.00	$0.29

Net income available to Class A Common Stockholders
Net income	$36,269	$46,171	$31,565	$120,666
Net income attributable to non-controlling interest	(26,058)	(25,323)	(25,565)	(80,474)
Accretion of Series A Convertible Preferred Stock	(1,826)	(1,903)	(5,804)	(5,653)
Undistributed earnings allocated to Series A Convertible Preferred Stock	—	(1,249)	(8)	(2,365)
Net income available to Class A Common Stockholders, Basic	8,385	17,696	188	32,174
Undistributed earnings reallocated to Series A Convertible Preferred Stock	—	479	—	394
Adjustment for potentially dilutive THG units	—	21,146	—	68,059
Adjustment for potentially dilutive Series A Convertible Preferred Stock	—	—	—	—
Adjustment for potentially dilutive share-based compensation awards	128	87	—	72
Net income available to Class A Common Stockholders, Diluted	$8,513	$39,408	$188	$100,699

Weighted Average Shares of Class A Common Stock Outstanding
Weighted average shares of Class A Common Stock outstanding, Basic	106,097	96,167	102,995	92,326
Adjustment for potentially dilutive THG units	—	249,870	—	253,363
Adjustment for potentially dilutive Series A Convertible Preferred Stock	—	—	—	—
Adjustment for potentially dilutive share-based compensation awards	1,703	1,203	—	983
Weighted average shares of Class A Common Stock outstanding, Diluted	107,800	347,240	102,995	346,672

The following table summarizes the weighted average potential shares of Class A Common Stock excluded from diluted earnings per share of Class A Common Stock as their effect would be anti-dilutive or, for certain PRSUs, the performance conditions were not met for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

	in thousands
THG units	240,970	—	243,676	—
Series A Convertible Preferred Stock	6,785	6,785	6,785	6,785
Unvested shares associated with share-based compensation awards	4,196	4,080	7,884	3,941
Total	251,951	10,865	258,345	10,726

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

Tax Examinations

The Company is subject to taxation and files income tax returns in the U.S. federal jurisdiction, as well as many state and foreign jurisdictions. As of September 30, 2026, tax years 2020 to 2025 are subject to examination by various tax authorities. With few exceptions, as of September 30, 2026, the Company is no longer subject to U.S. federal, state, local or foreign examinations for years before 2020. THG is currently under audit by the IRS for the 2021 tax year.

Income Tax Expense

For the nine months ended September 30, 2026, the Company recorded an income tax benefit of $8.9 million, resulting in an effective tax rate of (39.1)%, compared to an income tax benefit of $21.2 million in the prior year, resulting in an effective tax rate of (21.4)%. The comparison to the prior year period is significantly influenced by an income tax benefit of $37.3 million recorded in the third quarter of 2025 to release a portion of the valuation allowance previously recorded against the Company's federal and state deferred tax assets related to the outside basis in its investment in THG and other tax attributes of Hagerty, Inc. The remainder of the change in Income tax (expense) benefit is driven by non-reversing temporary differences between taxable income and pre-tax book income related to the Markel Fronting Arrangement, partially offset by higher earnings in Hagerty Re and an increase in Hagerty, Inc.'s allocable share of income from THG.

As of September 30, 2026 and December 31, 2025, total gross unrecognized tax benefits were $0.2 million and $0.1 million, respectively. The Company recognizes interest and penalties related to unrecognized tax benefits within "Income tax (expense) benefit" in the Condensed Consolidated Statements of Operations. As of September 30, 2026, there were no amounts of gross interest and penalties accrued.

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

As of September 30, 2026, the estimated value of the TRA Liability was $62.9 million, of which $46.5 million was attributable to HHC exchanges of THG units and $16.4 million was attributable to Markel exchanges of THG units. As of December 31, 2025, the estimated value of the TRA Liability was $39.8 million, all of which was attributable to HHC exchanges of THG units.

During the nine months ended September 30, 2026, the Company recorded an increase to the TRA Liability of $24.6 million in connection with the 2026 THG Unit Exchange, which was recorded as an increase to "Additional paid-in capital" on the Condensed Consolidated Balance Sheets.

During the nine months ended September 30, 2025, the value of the TRA Liability increased $37.9 million, of which $5.6 million was related to the 2025 THG Unit Exchange and recorded as an increase to "Additional paid-in capital" on the Condensed Consolidated Balance Sheets and $32.3 million was related to prior THG unit exchanges and recorded in connection with the release of the valuation allowance within "Interest expense and other, net" in the Condensed Consolidated Statements of Operations.

During the nine months ended September 30, 2026 and 2025, Hagerty, Inc. made TRA payments of $1.5 million and $0.2 million, respectively, to the Legacy Unit Holders.

Refer to Note 16 — Stockholders' Equity for additional information about the THG unit exchanges.

20 — Related-Party Transactions

As of September 30, 2026, Markel and State Farm had the following equity interests in Hagerty and, as a result, are considered related parties:

	Markel		State Farm
Equity Interest	Shares/Units	Percentage of total outstanding (1)	Shares/Units	Percentage of total outstanding (1)
Hagerty, Inc. Class A Common Stock	10,944,411	9.1%	51,800,000	43.0%
Hagerty, Inc. Class V Common Stock	67,163,589	30.1%	—	—%
Hagerty, Inc. Series A Convertible Preferred Stock	1,590,668	18.8%	5,302,226	62.5%
THG units	67,163,589	19.4%	—	—%

Controlling interest	10,944,411	9.1%	51,800,000	43.0%
Non-controlling interest	67,163,589	29.7%	—	—%

(1)    The percentages reflected represent only the ownership of the specific security identified in each row and are not reflective of the total economic ownership in Hagerty.

Refer to Note 16 — Stockholders' Equity and Note 15 — Convertible Preferred Stock for additional information and a description of each equity interest in the table above.

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

Markel, together with HHC, is a Legacy Unit Holder and party to the TRA. Refer to Note 19 — Taxation for additional information regarding the TRA, including the TRA Liability attributable to Markel.

The following tables summarize all balances related to the Company's business with Markel subsidiaries:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

Revenue:	in thousands
Earned premium, net	$277,440	$191,315	$783,230	$549,289
Commission and fee revenue	1,649	122,386	5,172	343,813
Total revenue	$279,089	$313,701	$788,402	$893,102
Expenses:
Losses and loss adjustment expenses, net	$86,698	$78,194	$283,931	$232,703
Policy acquisition costs, net	47,561	88,998	222,987	253,333
Underwriting and other insurance expenses	1,634	—	4,376	—
Total expenses	$135,893	$167,192	$511,294	$486,036

	September 30,	December 31,
	2026	2025

Assets:	in thousands
Accounts receivable	$1,348	$1,321
Premiums receivable	—	174,169
Reinsurance recoverables	1,576	1,958
Other assets	3,780	—
Total assets	$6,704	$177,448
Liabilities:
Accounts payable and accrued expenses	$859	$—
Losses payable and reserves for unpaid losses and loss adjustment expenses	—	247,758
Due to insurers	4,514	88,888
Ceding commissions payable	—	83,494
Other liabilities	2,988	2,470
Total liabilities	$8,361	$422,610

Pursuant to the terms of the Markel Fronting Arrangement, Hagerty Re maintains assets in trust for the benefit of Essentia. These assets are included within "Restricted cash and cash equivalents", "Fixed maturity securities" and "Equity securities, at fair value" on the Condensed Consolidated Balance Sheets. The assets held in trust for the benefit of Essentia totaled $471.9 million and $680.4 million as of September 30, 2026 and December 31, 2025, respectively.

State Farm

Alliance Agreement

Hagerty has a 10-year master alliance agreement and associated managing general underwriter agreement with State Farm, under which State Farm Classic+ policies are offered to State Farm's customers through State Farm agents. This program began issuing policies in September 2023. As of September 30, 2026, State Farm Classic+ policies were being offered in 40 states, with conversions of their existing book of business occurring in 26 of these states and plans to offer such policies in additional states in the remainder of 2026 and 2027. Under the master alliance agreement, State Farm paid Hagerty an advanced commission of $20.0 million in 2020, which is being recognized as "Commission and fee revenue" over the remaining life of the arrangement. In addition, the Company is paid a commission for underwriting, binding coverage, and issuing State Farm Classic+ policies and can offer HDC memberships to State Farm Classic+ customers, providing Hagerty with an additional revenue opportunity. Commission revenue generated from State Farm Classic+ policies was $8.1 million and $4.1 million for the three months ended September 30, 2026 and 2025, respectively, and $21.6 million and $7.1 million for the nine months ended September 30, 2026 and 2025, respectively.

Reinsurance Agreement

Hagerty Re has a quota share agreement to cede a portion of the risk related to High-Net-Worth Accounts to Oglesby Reinsurance Company, a wholly owned subsidiary of State Farm. Refer to Note 13 — Reinsurance for additional information on the Company's reinsurance programs.

The following tables summarize all balances related to the risk ceded by Hagerty Re to State Farm subsidiaries:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

Revenue:	in thousands
Earned premium, net (1)	$(5,461)	$(4,923)	$(16,135)	$(14,114)
Expenses:
Losses and loss adjustment expenses, net (2)	$(1,639)	$(1,577)	$(5,111)	$(9,084)
Policy acquisition costs, net (3)	(2,839)	(2,559)	(8,390)	(7,339)
Total expenses	$(4,478)	$(4,136)	$(13,501)	$(16,423)

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

	September 30,	December 31,
	2026	2025

Assets:	in thousands
Reinsurance recoverables	$6,934	$6,668
Other assets	6,223	2,716
Total assets	$13,157	$9,384
Liabilities:
Other liabilities (1)	$11,966	$5,224
Total liabilities	$11,966	$5,224

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

22 — Subsequent Events

Management has evaluated subsequent events through the date these Condensed Consolidated Financial Statements were issued. Except for the Bennetts acquisition described below, management did not identify any subsequent events that require recognition or disclosure.

Bennetts Acquisition

On October 8, 2026, the Company's wholly owned subsidiary, Hagerty International Holdings Limited, completed the previously announced acquisition of all of the issued shares of Bennetts Motorcycling Services Limited ("Bennetts"), a specialty motorcycle insurance broker in the United Kingdom, for cash consideration of approximately £34.5 million (approximately $46.0 million). The Company will account for the transaction as a business combination and report Bennetts within its Insurance segment. The acquisition is not material to the Company's Condensed Consolidated Financial Statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2025 ("Annual Report") and our Condensed Consolidated Financial Statements and related Notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q ("Quarterly Report"). This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contains forward-looking statements based upon current expectations that involve risks and uncertainties. Please refer to the section in this Quarterly Report entitled "Cautionary Statement Regarding Forward-Looking Statements".

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

Markel Fronting Arrangement

On December 31, 2025, we entered into new contractual arrangements and amended the terms of our existing contractual arrangements with Markel and its subsidiaries. These coordinated transactions with Markel formed an arrangement that became effective January 1, 2026 (the "Markel Fronting Arrangement"). Under the Markel Fronting Arrangement: (i) we continue to issue policies through Essentia, with our underwriting authority (including pricing decisions, rate filing, insurance rating, and risk selections) and claims authority expanded to the maximum levels permitted by applicable law; (ii) we have assumed increased administrative responsibilities for the policies issued through Essentia; (iii) Hagerty Re controls 100% of the premium and assumes 100% of the risk for policies written through Essentia; and (iv) Hagerty Re pays an initial fronting fee, representing 2% of written premium, to Markel for administrative support, which incrementally decreases based on the level of written premium in each calendar year. We expect these changes to result in increased profitability and additional control, allowing for enhanced operational efficiencies.

Due to the expanded underwriting and claims authority granted to us under the Markel Fronting Arrangement, we now control the Essentia book of business. While our United States ("U.S.") MGA subsidiary and Hagerty Re continue to operate in the same manner they have historically, beginning on January 1, 2026, the benefit of our MGA services with respect to the Essentia book of business is being received by Hagerty Re and not Essentia. As a result, effective in the first quarter of 2026, we are no longer recognizing commission revenue or the associated ceding commission expense for Essentia-originated policies in our Condensed Consolidated Financial Statements. However, ceding commission expense associated with Essentia policies issued in 2025 is continuing to be recognized ratably over the remaining term of those policies throughout 2026. In addition, policy acquisition costs incurred by our U.S. MGA subsidiary for Essentia policies issued in 2026 are being deferred and amortized over the policy term. Although we expect the Markel Fronting Arrangement to result in increased future profitability, throughout 2026, our reported commission revenue and ceding commission expense will be lower than in prior periods, reflecting the new contractual terms governing our relationship with Markel.

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

Recent Developments

Bennetts Acquisition

On October 8, 2026, our wholly owned subsidiary, Hagerty International Holdings Limited, completed the previously announced acquisition of all of the issued shares of Bennetts Motorcycling Services Limited ("Bennetts"), a specialty motorcycle insurance broker in the United Kingdom ("U.K."), for cash consideration of approximately £34.5 million (approximately $46.0 million). We will account for the acquisition as a business combination and report Bennetts within our Insurance segment. This acquisition expands our international insurance distribution and, together with Broad Arrow's growing European presence, is expected to create cross-selling opportunities across our specialty insurance and Marketplace offerings, as well as create community engagement across motorcycle and enthusiast car owners in the U.K.

Divestiture

During the third quarter of 2026, management approved a plan to sell the primary assets and liabilities of a single Hagerty Garage + Social location. As of September 30, 2026, the assets and liabilities were classified as held-for-sale and certain fixed assets were written down to their estimated fair value based on the expected sales price, resulting in a loss of approximately $2.3 million recorded in the third quarter of 2026 within "Selling, general, and administrative expenses" in the Condensed Consolidated Statements of Operations. The assets and liabilities classified as held-for-sale are not material to the Condensed Consolidated Balance Sheets and have not been presented separately. We completed the sale of these assets and liabilities on November 1, 2026.

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

Other revenue primarily includes admission, sponsorship, and advertising revenue. Other revenue is recognized when the performance obligation for the related product or service is satisfied.

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

Effective January 1, 2026, the definition of Policy acquisition costs includes costs incurred by our U.S. MGA subsidiary for the successful acquisition or renewal of insurance policies issued under the Markel Fronting Arrangement. The policy acquisition costs associated with the Markel Fronting Arrangement primarily include (i) third-party broker expense; (ii) certain salaries, benefits, and other costs associated with underwriting, selling, issuing, and processing policies; (iii) fees paid to the fronting carrier; and (iv) premium taxes. Policy acquisition costs also include ceding commissions paid by Hagerty Re to other insurance carriers for the risks assumed under quota share agreements. Policy acquisition costs are recognized ratably over the term of the related policies, which is generally 12 months.

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

Underwriting and other insurance expenses

Underwriting and other insurance expenses consists of the operating costs incurred in connection with our risk taking activities that do not qualify as policy acquisition costs. Effective January 1, 2026, as a result of the Markel Fronting Arrangement through which we assumed control of the Essentia book of business, Underwriting and other insurance expenses include costs incurred by our U.S. MGA subsidiary that are associated with our underwriting operations such as certain salaries and benefit costs, technology and systems costs that support the underwriting process, and expenses related to risk evaluation and pricing. Also included are general and administrative expenses attributable to the operations of our risk taking activities, including facilities costs, professional services fees, regulatory and compliance costs, and other overhead expenses. Prior to January 1, 2026, such costs were reported within Selling, general, and administrative expenses.

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

Hagerty Re Loss Ratio represents the ratio, expressed as a percentage, of (i) Hagerty Re's losses and loss adjustment expenses to (ii) its earned premium. Hagerty Re Loss Ratio is calculated using Hagerty Re's standalone financial statements. For the three and nine months ended September 30, 2026, this excludes $3.8 million and $12.9 million, respectively, of claims handling expenses incurred by our MGA subsidiaries on behalf of Hagerty Re. Hagerty Re's standalone financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). This metric allows us to evaluate Hagerty Re's loss patterns on the basis of its standalone GAAP financial statements and track loss experience and identify trends that inform our pricing, reserving, and reinsurance decisions.

Hagerty Re Combined Ratio represents the ratio, expressed as a percentage, of (i) Hagerty Re's losses, loss adjustment expenses, policy acquisition costs, and underwriting and other insurance expenses to (ii) its earned premium. Hagerty Re Combined Ratio is calculated using Hagerty Re's standalone GAAP financial statements. For the three and nine months ended September 30, 2026, this includes $81.2 million and $136.3 million, respectively, of commissions paid to our MGA subsidiaries that are eliminated in consolidation. This metric provides a benchmark to evaluate Hagerty Re's underwriting profitability on the basis of its standalone GAAP financial statements. A combined ratio under 100% indicates underwriting income while a combined ratio exceeding 100% indicates an underwriting loss.

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

PIF Retention represents the percentage of expiring insurance policies written by our MGA subsidiaries that are renewed on the renewal effective date, calculated on a twelve month basis. PIF Retention is an important measurement of the number of policies retained each year, which contributes to our recurring revenue streams including commissions earned by our MGA subsidiaries, HDC membership fees, and earned premium generated by Hagerty Re.

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

Results of Operations for the Three Months Ended September 30, 2026 and 2025

Financial Highlights

The table below presents a summary of key financial measures from our Condensed Consolidated Financial Statements, which are prepared in accordance with GAAP, as well as our non-GAAP financial measures.

	Three months ended September 30,
	2026	2025	Change

GAAP Financial Measures	dollars in thousands (except per share amounts)
Total revenue (1)	$354,242	$391,417	$(37,175)	(9.5)%
Income before taxes	$41,399	$13,337	$28,062	210.4%
Net income	$36,269	$46,171	$(9,902)	(21.4)%
Net income attributable to Class A Common Stockholders	$8,385	$18,945	$(10,560)	(55.7)%
Basic earnings per share ("EPS")	$0.08	$0.18	$(0.10)	(55.6)%
Diluted EPS	$0.08	$0.11	$(0.03)	(27.3)%

Non-GAAP Financial Measures
Adjusted EBITDA (2)	$97,051	$59,351	$37,700	63.5%
Adjusted Net Income (2)	$35,618	$33,540	$2,078	6.2%
Adjusted Diluted EPS (2)	$0.10	$0.09	$0.01	11.1%

(1)    Refer to Note 2 — Summary of Significant Accounting Policies in Item 1 of Part I of this Quarterly Report for a reconciliation of prior year revenue to current year presentation.
(2)    Adjusted EBITDA, Adjusted Net Income, and Adjusted Diluted EPS are non-GAAP financial measures. Please see the section titled "Non-GAAP Financial Measures" below for a description of these non-GAAP financial measures and a reconciliation to the most comparable GAAP measure, as well as a reconciliation of prior year Adjusted EBITDA to the current year presentation.

For the three months ended September 30, 2026, we reported Net income of $36.3 million, representing a $9.9 million, or 21.4%, decrease compared to the prior year, and Adjusted EBITDA of $97.1 million, representing a $37.7 million, or 63.5%, increase compared to the prior year.

In our Insurance segment, Income before taxes for the three months ended September 30, 2026 was $48.9 million, representing a $1.9 million decrease from the prior year. This decrease is due to the transition of our business under the Markel Fronting Arrangement, which resulted in lower Commission and fee revenue and the recognition of non-cash costs to amortize the remaining deferred ceding commissions for Essentia policies written in 2025. These factors are partially offset by a $78.1 million, or 41.7%, increase in Earned premium, net, reflecting the increase to our quota share percentage from 80% to 100% under the Markel Fronting Arrangement, as well as the continued growth of that book of business. In addition, the comparison to the prior year is favorably impacted by a $26.0 million reduction to our estimate of losses and loss adjustment expenses for the current accident year recorded in the third quarter of 2026 to reflect continued favorable trends in auto physical damage losses and better-than expected experience in auto liability losses.

In our Marketplace segment, Loss before taxes for the three months ended September 30, 2026 was $2.6 million, compared to a loss of $5.6 million in the prior year. The improved Marketplace segment results are principally due to an 84.1% increase in Net Auction Sales from The Quail Auction, when compared to the comparable Monterey Car Week auction in the prior year. In addition, our Marketplace segment benefited from a significant increase in commissions earned from brokered private sales, as well as an increase in finance revenue due to the growth of the BAC loan portfolio.

Insurance Segment

The following table summarizes Insurance segment results of operations for the three months ended September 30, 2026 and 2025, and the dollar and percentage changes between the two periods:

	Three months ended September 30,
	2026	2025	Change

Segment Results:	dollars in thousands
REVENUES:
Earned premium, net	$265,113	$187,039	$78,074	41.7%
Commission and fee revenue	21,586	137,103	(115,517)	(84.3)%
Membership and other revenue	21,908	21,496	412	1.9%
Net investment income	12,284	9,860	2,424	24.6%
Net investment gains	751	1,271	(520)	(40.9)%
Total revenue	321,642	356,769	(35,127)	(9.8)%
EXPENSES:
Losses and loss adjustment expenses, net	90,261	78,626	11,635	14.8%
Policy acquisition costs, net	62,214	87,411	(25,197)	(28.8)%
Underwriting and other insurance expenses	66,716	1,500	65,216	N/M
Selling, general, and administrative expenses	54,575	137,367	(82,792)	(60.3)%
Interest expense and other, net	(1,007)	1,067	(2,074)	(194.4)%
Total expenses	272,759	305,971	(33,212)	(10.9)%
INCOME BEFORE TAXES	$48,883	$50,798	$(1,915)	(3.8)%
Operational Metrics:
Total Written Premium	$385,972	$334,048	$51,924	15.5%
Net Assumed Premium	$306,495	$217,883	$88,612	40.7%
Hagerty Re Loss Ratio	32.6%	42.0%	(9.4)%	N/M
Hagerty Re Combined Ratio	79.7%	89.6%	(9.9)%	N/M
New Business Count — Insurance	123,321	114,513	8,808	7.7%

	September 30,
	2026	2025	Change

Operational Metrics:
Policies in Force	1,909,254	1,617,231	292,023	18.1%
Policies in Force Retention	88.2%	88.6%	(0.4)%	N/M
Vehicles in Force	3,105,819	2,739,037	366,782	13.4%
HDC Paid Member Count	977,456	920,725	56,731	6.2%

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

The following table provides a reconciliation of the standalone results of operations for our Hagerty Re and MGA+ reporting units for the three months ended September 30, 2026, which reflect the continuing operations of those businesses, to total Insurance segment results of operations included in our Condensed Consolidated Statements of Operations. This table is presented solely to improve the year-over-year comparability of our financial statements and should not be viewed on a standalone basis. It should be read together with our Condensed Consolidated Statements of Operations and the accompanying notes.

	Three months ended September 30, 2026
	Hagerty Re: Essentia Policy Year 2025 (a)	Hagerty Re: Essentia Policy Year 2026 & Other Carriers (b)	Hagerty Re Total	MGA+ (c)		Consolidation Entries		Insurance Segment

REVENUES:	in thousands
Earned premium, net	$87,989	$177,124	$265,113	$—		$—		$265,113
Commission and fee revenue			—	159,503		(137,917)	(e)	21,586
Membership and other revenue			—	21,908		—		21,908
Net investment income			10,980	1,304		—		12,284
Net investment gains			751	—		—		751
Total revenue			276,844	182,715		(137,917)		321,642
EXPENSES:
Losses and loss adjustment expenses, net			86,463	3,798	(d)	—		90,261
Policy acquisition costs, net:
Ceding commission expense	40,024	74,942	114,966	—		(81,157)	(e)	33,809
Other policy acquisition costs			8,286	—		20,119	(f)	28,405
Underwriting and other insurance expenses			1,648	95,884	(d)	(30,816)	(f)	66,716
Selling, general, and administrative expenses			—	54,575		—		54,575
Interest expense and other, net			(1,022)	15		—		(1,007)
Total expenses			210,341	154,272		(91,854)		272,759
INCOME BEFORE TAXES			$66,503	$28,443		$(46,063)		$48,883	(g)

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
(f)    These consolidation entries are made to defer $30.8 million in policy acquisition costs incurred by the MGA+ reporting unit in their standalone results of operations, which are then amortized over the underlying policy term in our Condensed Consolidated Statements of Operations. For the three months ended September 30, 2026, the amortization of such deferred policy acquisition costs totaled $20.1 million.
(g)    Refer to Note 5 — Segment Reporting and Disaggregated Revenue in Item 1 of Part I of this Quarterly Report for a reconciliation of Insurance segment Income before taxes to consolidated Income before taxes.

Earned premium, net

Earned premium, net was $265.1 million for the three months ended September 30, 2026, an increase of $78.1 million, or 41.7%, compared to 2025. This increase is primarily driven by our entry into the Markel Fronting Arrangement, which became effective January 1, 2026 and increased Hagerty Re's U.S. quota share from approximately 80% to 100%, including for in-force policies written in 2025. To a lesser extent, the increase is driven by growth in subject premiums written through our MGA subsidiaries.

The following tables present premiums assumed and earned, as well as the related quota share percentages for the three months ended September 30, 2026 and 2025:

	Three months ended September 30, 2026
	U.S.	Canada	U.K. (1)	Total

	in thousands (except percentages)
Subject premium (2)	$321,232	$21,891	$—	$343,123
Quota share percentage	100.0%	50.0%	—%	96.8%
Assumed premium	321,232	10,945	—	332,177
Reinsurance premiums ceded				(25,682)
Net assumed premium				306,495
Change in unearned premiums				(44,559)
Change in deferred reinsurance premiums				3,177
Earned premium, net				$265,113

(1)    In 2026, we did not reinsure classic auto risks produced by our U.K. MGA subsidiary, and the prior book of business is in run-off.
(2)    Represents the portion of total written premium subject to reinsurance agreements.

	Three months ended September 30, 2025
	U.S.	Canada	U.K. (1)	Total

	in thousands (except percentages)
Subject premium (2)	$271,043	$19,532	$—	$290,575
Quota share percentage	81.0%	50.0%	—%	78.8%
Assumed premium	219,116	9,766	—	228,882
Reinsurance premiums ceded				(10,999)
Net assumed premium				217,883
Change in unearned premiums				(29,202)
Change in deferred reinsurance premiums				(1,642)
Earned premium, net				$187,039

(1)    In 2025, we did not reinsure classic auto risks produced by our U.K. MGA subsidiary, and the prior book of business is in run-off.
(2)    Represents the portion of total written premium subject to reinsurance agreements.

Losses and loss adjustment expenses, net

Losses and loss adjustment expenses, net were $90.3 million for the three months ended September 30, 2026, an increase of $11.6 million, or 14.8%, compared to 2025. This increase is primarily the result of the Markel Fronting Arrangement, which increased Hagerty Re's U.S. quota share from approximately 80% to 100% as of January 1, 2026 for all in-force policies. To a lesser extent, the increase is driven by continued growth of subject premiums written through our MGA subsidiaries. These increases are largely offset by a $26.0 million reduction to our estimate of losses and loss adjustment expenses for the current accident year to reflect continued favorable trends in auto physical damage losses and better-than expected experience in auto liability losses.

For the three months ended September 30, 2026, the Hagerty Re Loss Ratio was 32.6%, a decrease of 9.4 percentage points from 2025, when the Hagerty Re Loss Ratio was 42.0%.

Policy acquisition costs, net

Policy acquisition costs, net were $62.2 million for the three months ended September 30, 2026, a decrease of $25.2 million, or 28.8%, compared to 2025. This decrease is a result of a change in the composition of expenses following the transition of our business under the Markel Fronting Arrangement, partially offset by growth in earned premium. Refer to the discussion of Policy acquisition costs, net within the section "Components of Our Results of Operations" above for additional details.

Underwriting and other insurance expenses

Underwriting and other insurance expenses were $66.7 million for the three months ended September 30, 2026, an increase of $65.2 million compared to 2025. This increase is primarily due to the transition of our business under the Markel Fronting Arrangement, which required a different classification of certain costs in our Condensed Consolidated Statements of Operations. Beginning in 2026, because we now control the Essentia book of business, certain operating costs incurred by our U.S. MGA subsidiary in support of our risk taking activities are classified within "Underwriting and other insurance expenses". In 2025, prior to assuming control of the Essentia book of business, these costs were categorized within "Selling, general, and administrative expenses".

Net investment income and Net investment gains

The following table presents the components of Net investment income and Net investment gains related to the Insurance segment for the three months ended September 30, 2026 and 2025:

	Three months ended September 30,
	2026	2025	Change

	in thousands (except percentages)
Interest income	$12,196	$9,967	$2,229	22.4%
Dividend income	219	42	177	N/M
Investment management fees and expenses	(131)	(149)	18	12.1%
Net investment income	12,284	9,860	2,424	24.6%
Net investment gains	751	1,271	(520)	(40.9)%
Total	$13,035	$11,131	$1,904	17.1%

N/M = Not meaningful

The increase in Net investment income is primarily due to a higher average balance of fixed maturity securities when compared to the prior year period. The decrease in Net investment gains is primarily driven by a lower level of unrealized gains on equity securities in the current period.

Other revenues

Commission and fee revenue

Commission and fee revenue was $21.6 million for the three months ended September 30, 2026, a decrease of $115.5 million, or 84.3%, compared to 2025. This decrease is primarily due to the transition of our business under the Markel Fronting Arrangement. Due to the expanded underwriting and claims authority granted to us under the Markel Fronting Arrangement, we now control the Essentia book of business and, as a result, beginning on January 1, 2026, the benefit of our MGA services is being received by Hagerty Re and not Essentia. As a result, effective in the first quarter of 2026, we no longer recognize commission revenue for Essentia-originated policies in our Condensed Consolidated Financial Statements. This decrease is partially offset by an increase of $4.0 million related to policies written under the State Farm Master Alliance Agreement.

Membership and other revenue

Membership and other revenue was $21.9 million for the three months ended September 30, 2026, an increase of $0.4 million, or 1.9%, compared to 2025. This increase is primarily due to a $1.5 million, or 10.1%, increase in revenue attributable to new insurance policies issued with a bundled HDC membership, partially offset by a decrease of $0.5 million in advertising revenue.

Other expenses

Selling, general, and administrative expenses

Selling, general, and administrative expenses were $54.6 million for the three months ended September 30, 2026, a decrease of $82.8 million, or 60.3%, compared to 2025. This decrease is primarily due to the transition of our business under the Markel Fronting Arrangement, which required a different classification of certain costs in our Condensed Consolidated Statements of Operations. Beginning in 2026, because we now control the Essentia book of business, certain costs incurred by our U.S. MGA subsidiary in support of our risk taking activities are classified within "Losses and loss adjustment expenses, net", "Policy acquisition costs, net", and "Underwriting and other insurance expenses". In 2025, prior to assuming control of the Essentia book of business, these costs were categorized within "Selling, general, and administrative expenses".

Marketplace Segment

The following table summarizes Marketplace segment results of operations for the three months ended September 30, 2026 and 2025, and the dollar and percentage changes between the two periods:

	Three months ended September 30,
	2026	2025	Change

Segment Results:	in thousands (except percentages)
REVENUES:
Marketplace revenue	$32,164	$34,356	$(2,192)	(6.4)%
Net investment income	436	292	144	49.3%
Total revenue	32,600	34,648	(2,048)	(5.9)%
EXPENSES:
Selling, general, and administrative expenses (1)	34,664	39,567	(4,903)	(12.4)%
Interest expense and other, net	486	636	(150)	(23.6)%
Total expenses	35,150	40,203	(5,053)	(12.6)%
LOSS BEFORE TAXES	$(2,550)	$(5,555)	$3,005	54.1%
Operational Metrics:
Aggregate Auction Sales	$111,610	$67,500	$44,110	65.3%
Net Auction Sales	$102,497	$61,771	$40,726	65.9%
Private Sales (2)	$99,910	$53,124	$46,786	88.1%
BAC Average Loan Portfolio	$154,638	$97,106	$57,532	59.2%

	September 30,
	2026	2025	Change

Operational Metrics:	in thousands (except percentages)
BAC Loan Portfolio Balance	$162,254	$100,055	$62,199	62.2%

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

Loss before taxes for the Marketplace segment was $2.6 million for the three months ended September 30, 2026, an improvement of $3.0 million compared to 2025. The improved Marketplace segment results are principally due to $87.6 million of Net Auction Sales attributable to The Quail Auction, representing a $40.0 million, or 84.1%, increase when compared to the comparable Monterey Car Week auction in the prior year. In addition, Marketplace segment results benefitted from a significant increase in commissions earned from brokered private sales, as well as an increase in finance revenue due to a 59.2% increase in the BAC Average Loan Portfolio Balance, which was enabled by the upsizing of the BAC Credit Facility in the fourth quarter of 2025.

Despite an increase in commissions earned from auctions and brokered private sales, as well as a higher level of finance revenue, total Marketplace segment revenue is lower when compared to the prior year due to a $9.6 million decrease in revenue from inventory sales, which are reported gross based on the full sale price of the vehicle sold.

Interest expense and other, net

	Three months ended September 30,
	2026	2025	Change

	in thousands (except percentages)
Amortization of deferred LPT gain	$(1,538)	$—	$(1,538)	N/M
Interest expense	1,928	2,018	(90)	(4.5)%
Expense related to TRA Liability	—	29,197	(29,197)	N/M
Other expense	496	1,188	(692)	58.2%
Interest expense and other, net	$886	$32,403	$(31,517)	(97.3)%

N/M = Not meaningful

Amortization of deferred LPT gain

For the three months ended September 30, 2026, amortization of the deferred gain associated with the LPT Agreement was $1.5 million, with no comparable amount in the prior year period. The LPT Agreement became effective on January 1, 2026 in connection with the Markel Fronting Arrangement, and the associated deferred gain is being recognized within "Interest expense and other, net" over the expected period of future claim payments. Refer to Note 3 — Markel Fronting Arrangement in Item 1 of Part I of this Quarterly Report for additional information.

Interest expense

During the three months ended September 30, 2026, interest expense decreased $0.1 million compared to 2025. This decrease is the result of a lower interest rate incurred on JPM Credit Facility borrowings, partially offset by a higher average balance of JPM Credit Facility borrowings in the current period.

Expense related to TRA Liability

In the third quarter of 2025, we updated our assessment of forecasted future taxable income. Based on this assessment, we determined that it was appropriate to release a portion of the valuation allowance previously recorded against our federal and state deferred tax assets. We also remeasured the TRA Liability to reflect updated estimates of future payments under the TRA based on forecasted taxable income. This remeasurement resulted in an expense of $29.2 million, recorded within "Interest expense and other, net" in the Condensed Consolidated Statements of Operations. Refer to Note 19 — Taxation in Item 1 of Part I of this Quarterly Report for additional information.

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

During each reporting period, we consider new evidence, both positive and negative, that could affect our view of the realizability of our deferred tax assets. In the third quarter of 2025, our continued assessment of the realizability of our deferred tax assets concluded that sufficient sources of future taxable income will be generated to realize a portion of the deferred tax assets related to the outside basis in Hagerty, Inc.'s investment in THG and other tax attributes of the Hagerty, Inc. filing entity. In assessing the realizability of these deferred tax assets, we considered all sources of positive and negative evidence, including (i) that we achieved cumulative three-year profitability during the quarter; (ii) that our forecasts indicated continued profitability; and (iii) other positive business factors. Based on this evaluation, we determined it was appropriate to release a portion of the valuation allowance previously recorded against our federal and state deferred tax assets. As a result, $37.3 million of this valuation allowance was released in the third quarter of 2025 with a corresponding income tax benefit recognized in the Condensed Consolidated Statements of Operations.

For the three months ended September 30, 2026, we recorded income tax expense of $5.1 million, resulting in an effective tax rate of 12.4%, compared to income tax benefit of $32.8 million for the prior year period, resulting in an effective tax rate of (246.2)%. The comparison to the prior year period is significantly influenced by the $37.3 million income tax benefit recorded in the third quarter of 2025 to release a portion of the valuation allowance recorded against our deferred tax assets, as discussed above. The remainder of the change in income tax expense is driven by higher earnings in Hagerty Re and an increase in Hagerty, Inc.'s allocable share of income from THG, partially offset by non-reversing temporary differences between taxable income and pre-tax book income related to the Markel Fronting Arrangement.

Refer to Note 19 — Taxation in Item 1 of Part I of this Quarterly Report for additional information with respect to items affecting our effective tax rate.

Results of Operations for the Nine Months Ended September 30, 2026 and 2025

Financial Highlights

	Nine months ended September 30,
	2026	2025	Change

GAAP Financial Measures	dollars in thousands (except per share amounts)
Total revenue (1)	$1,020,894	$1,099,062	$(78,168)	(7.1)%
Income before taxes	$22,694	$99,482	$(76,788)	(77.2)%
Net income	$31,565	$120,666	$(89,101)	(73.8)%
Net income attributable to Class A Common Stockholders	$196	$34,539	$(34,343)	(99.4)%
Basic EPS	$0.00	$0.35	$(0.35)	(100.0)%
Diluted EPS	$0.00	$0.29	$(0.29)	(100.0)%

Non-GAAP Financial Measures
Adjusted EBITDA (2)	$256,741	$180,147	$76,594	42.5%
Adjusted Net Income (2)	$16,286	$102,342	$(86,056)	(84.1)%
Adjusted Diluted EPS (2)	$0.05	$0.28	$(0.23)	(82.1)%

(1)    Refer to Note 2 — Summary of Significant Accounting Policies in Item 1 of Part I of this Quarterly Report for a reconciliation of prior year revenue to current year presentation.
(2)    Adjusted EBITDA, Adjusted Net Income, and Adjusted Diluted EPS are non-GAAP financial measures. Please see the section titled "Non-GAAP Financial Measures" below for a description of these non-GAAP financial measures and a reconciliation to the most comparable GAAP measure, as well as a reconciliation of prior year Adjusted EBITDA to the current year presentation.

For the nine months ended September 30, 2026, we reported Net income of $31.6 million, representing an $89.1 million decrease compared to the prior year, and Adjusted EBITDA of $256.7 million, representing a $76.6 million, or 42.5%, increase compared to the prior year.

In our Insurance segment, Income before taxes for the nine months ended September 30, 2026 was $31.3 million, representing a $113.2 million decrease from the prior year. This decrease is due to the transition of our business under the Markel Fronting Arrangement, which resulted in lower Commission and fee revenue and the recognition of non-cash costs to amortize the remaining deferred ceding commissions for Essentia policies written in 2025. These factors are partially offset by a $222.5 million, or 41.7%, increase in Earned premium, net, reflecting the increase to our quota share percentage from 80% to 100% under the Markel Fronting Arrangement, as well as the continued growth of that book of business. In addition, the comparison to the prior year is favorably impacted by (i) a $5.7 million reduction in our estimate of ultimate losses for the 2025 accident year, reflecting the continued emergence of lower physical damage losses; and (ii) a $26.0 million reduction to our estimate of losses and loss adjustment expenses for the current accident year to reflect continued favorable trends in auto physical damage losses and better-than expected experience in auto liability losses.

In our Marketplace segment, Loss before taxes for the nine months ended September 30, 2026 was $0.7 million, compared to Loss before taxes of $6.0 million in the prior year. The improved Marketplace segment results are principally due to an 83.2% increase in Net Auction Sales, driven by strong year-over-year growth in each of Broad Arrow's signature auctions, including The Amelia in March, the Concorso d'Eleganza Villa d'Este in May, and The Quail, which was held during Monterey Car Week in August. The improvement in Marketplace segment results is also due, in part, to an increase in finance revenue, reflecting the growth of the BAC loan portfolio.

Insurance Segment

The following table summarizes Insurance segment results of operations for the nine months ended September 30, 2026 and 2025, and the dollar and percentage changes between the two periods:

	Nine months ended September 30,
	2026	2025	Change

Segment Results:	dollars in thousands
REVENUES:
Earned premium, net	$756,711	$534,179	$222,532	41.7%
Commission and fee revenue	61,686	380,677	(318,991)	(83.8)%
Membership and other revenue	65,396	63,102	2,294	3.6%
Net investment income	33,029	28,030	4,999	17.8%
Net investment gains	5,641	2,150	3,491	162.4%
Total revenue	922,463	1,008,138	(85,675)	(8.5)%
EXPENSES:
Losses and loss adjustment expenses, net	298,889	224,969	73,920	32.9%
Policy acquisition costs, net	247,777	247,682	95	—%
Underwriting and other insurance expenses	189,251	4,079	185,172	N/M
Selling, general, and administrative expenses	157,372	384,942	(227,570)	(59.1)%
Interest expense and other, net	(2,126)	2,007	(4,133)	N/M
Total expenses	891,163	863,679	27,484	3.2%
INCOME BEFORE TAXES	$31,300	$144,459	$(113,159)	(78.3)%
Operational Metrics:
Total Written Premium	$1,099,420	$934,360	$165,060	17.7%
Net Assumed Premium	$956,993	$610,137	$346,856	56.8%
Hagerty Re Loss Ratio	37.8%	42.1%	(4.3)%	N/M
Hagerty Re Combined Ratio	85.2%	89.3%	(4.1)%	N/M
New Business Count — Insurance	402,168	257,694	144,474	56.1%

	September 30,
	2026	2025	Change

Operational Metrics:
Policies in Force	1,909,254	1,617,231	292,023	18.1%
Policies in Force Retention	88.2%	88.6%	(0.4)%	N/M
Vehicles in Force	3,105,819	2,739,037	366,782	13.4%
HDC Paid Member Count	977,456	920,725	56,731	6.2%

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

The following table provides a reconciliation of the standalone results of operations for our Hagerty Re and MGA+ reporting units for the nine months ended September 30, 2026, which reflect the continuing operations of those businesses, to our Condensed Consolidated Statements of Operations. This table is presented solely to improve the year-over-year comparability of our financial statements and should not be viewed on a standalone basis. It should be read together with our Condensed Consolidated Statements of Operations and the accompanying notes.

	Nine months ended September 30, 2026
	Hagerty Re: Essentia Policy Year 2025 (a)	Hagerty Re: Essentia Policy Year 2026 & Other Carriers (b)	Hagerty Re Total	MGA+ (c)		Consolidation Entries		Insurance Segment

REVENUES:	in thousands
Earned premium, net	$463,627	$293,084	$756,711	$—		$—		$756,711
Commission and fee revenue			—	446,952		(385,266)	(e)	61,686
Membership and other revenue			—	65,396		—		65,396
Net investment income			29,906	3,123		—		33,029
Net investment gains			5,641	—		—		5,641
Total revenue			792,258	515,471		(385,266)		922,463
EXPENSES:
Losses and loss adjustment expenses, net			285,950	12,939	(d)	—		298,889
Policy acquisition costs, net:
Ceding commission expense	210,995	122,642	333,637	—		(136,345)	(e)	197,292
Other policy acquisition costs			14,073	—		36,412	(f)	50,485
Underwriting and other insurance expenses			10,688	266,624	(d)	(88,061)	(f)	189,251
Selling, general, and administrative expenses			—	157,372		—		157,372
Interest expense and other, net			(2,933)	807		—		(2,126)
Total expenses			641,415	437,742		(187,994)		891,163
INCOME BEFORE TAXES			$150,843	$77,729		$(197,272)		$31,300	(g)

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
(f)    These consolidation entries are made to defer $88.1 million in policy acquisition costs incurred by the MGA+ reporting unit in their standalone results of operations, which are then amortized over the underlying policy term in our Condensed Consolidated Statements of Operations. For the nine months ended September 30, 2026, the amortization of such deferred policy acquisition costs totaled $36.4 million.
(g)    Refer to Note 5 — Segment Reporting and Disaggregated Revenue in Item 1 of Part I of this Quarterly Report for a reconciliation of Insurance segment Income before taxes to consolidated Income before taxes.

Earned premium, net

Earned premium, net was $756.7 million for the nine months ended September 30, 2026, an increase of $222.5 million, or 41.7%, compared to 2025. This increase is primarily driven by our entry into the Markel Fronting Arrangement, which became effective January 1, 2026 and increased Hagerty Re's U.S. quota share from approximately 80% to 100%, including for in-force policies written in 2025. To a lesser extent, the increase is driven by growth in subject premiums written through our MGA subsidiaries.

The following tables present premiums assumed and earned, as well as the related quota share percentages for the nine months ended September 30, 2026 and 2025:

	Nine months ended September 30, 2026
	U.S.	Canada	U.K. (1)	Total

	in thousands (except percentages)
Subject premium (2) (3)	$1,013,264	$60,932	$—	$1,074,196
Quota share percentage	100.0%	50.0%	—%	97.2%
Assumed premium (3)	1,013,264	30,466	—	1,043,730
Reinsurance premiums ceded				(86,737)
Net assumed premium				956,993
Change in unearned premiums				(231,365)
Change in deferred reinsurance premiums				31,083
Earned premium, net				$756,711

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

Losses and loss adjustment expenses, net

Losses and loss adjustment expenses, net were $298.9 million for the nine months ended September 30, 2026, an increase of $73.9 million, or 32.9%, compared to 2025. This increase is primarily the result of the Markel Fronting Arrangement, which increased Hagerty Re's U.S. quota share from approximately 80% to 100% as of January 1, 2026 for all in-force policies. To a lesser extent, the increase is driven by continued growth of subject premiums written through our MGA subsidiaries. These increases are partially offset by (i) a $5.7 million reduction in our estimate of ultimate losses for the 2025 accident year, reflecting the continued emergence of lower physical damage losses; and (ii) a $26.0 million reduction to our estimate of losses and loss adjustment expenses for the current accident year recorded in the third quarter of 2026 to reflect continued favorable trends in auto physical damage losses and better-than expected experience in auto liability losses. In addition, losses and loss adjustment expenses for the nine months ended September 30, 2025 included $10.3 million of pre-tax losses related to the Southern California wildfires, with no comparable losses in 2026.

For the nine months ended September 30, 2026, the Hagerty Re Loss Ratio was 37.8%, a decrease of 4.3 percentage points from 2025, when the Hagerty Re Loss Ratio was 42.1%.

Policy acquisition costs, net

Policy acquisition costs, net were $247.8 million for the nine months ended September 30, 2026, an increase of $0.1 million, compared to 2025. The comparison of Policy acquisition costs, net between the current and prior periods is significantly impacted by a change in the composition of expenses following the transition of our business under the Markel Fronting Arrangement. Refer to the discussion of Policy acquisition costs, net within the section "Components of Our Results of Operations" above for additional details.

Underwriting and other insurance expenses

Underwriting and other insurance expenses were $189.3 million for the nine months ended September 30, 2026, an increase of $185.2 million compared to 2025. This increase is primarily due to the transition of our business under the Markel Fronting Arrangement, which required a different classification of certain costs in our Condensed Consolidated Statements of Operations. Beginning in 2026, because we now control the Essentia book of business, certain operating costs incurred by our U.S. MGA subsidiary in support of our risk taking activities are classified within "Underwriting and other insurance expenses". In 2025, prior to assuming control of the Essentia book of business, these costs were categorized within "Selling, general, and administrative expenses".

Net investment income and Net investment gains

The following table presents the components of Net investment income and Net investment gains related to the Insurance segment for the nine months ended September 30, 2026 and 2025:

	Nine months ended September 30,
	2026	2025	Change

	in thousands (except percentages)
Interest income	$32,941	$28,315	$4,626	16.3%
Dividend income	583	121	462	N/M
Investment management fees and expenses	(495)	(406)	(89)	(21.9)%
Net investment income	33,029	28,030	4,999	17.8%
Net investment gains	5,641	2,150	3,491	162.4%
Total	$38,670	$30,180	$8,490	28.1%

N/M = Not meaningful

The increase in Net investment income is primarily due to a higher average balance of fixed maturity securities when compared to the prior year period. The increase in Net investment gains is primarily driven by a higher level of unrealized gains on equity securities in the current period.

Other revenues

Commission and fee revenue

Commission and fee revenue was $61.7 million for the nine months ended September 30, 2026, a decrease of $319.0 million, or 83.8%, compared to 2025. This decrease is primarily due to the transition of our business under the Markel Fronting Arrangement. Due to the expanded underwriting and claims authority granted to us under the Markel Fronting Arrangement, we now control the Essentia book of business and, as a result, beginning on January 1, 2026, the benefit of our MGA services is being received by Hagerty Re and not Essentia. As a result, effective in the first quarter of 2026, we no longer recognize commission revenue for Essentia-originated policies in our Condensed Consolidated Financial Statements. This decrease is partially offset by an increase of $14.5 million related to policies written under the State Farm Master Alliance Agreement.

Membership and other revenue

Membership and other revenue was $65.4 million for the nine months ended September 30, 2026, an increase of $2.3 million, or 3.6%, compared to 2025. This increase is primarily due to a $4.4 million, or 10.2%, increase in revenue attributable to new insurance policies issued with a bundled HDC membership, partially offset by a $1.1 million decrease in advertising revenue.

Other expenses

Selling, general, and administrative expenses

Selling, general, and administrative expenses were $157.4 million for the nine months ended September 30, 2026, a decrease of $227.6 million, or 59.1%, compared to 2025. This decrease is primarily due to the transition of our business under the Markel Fronting Arrangement, which required a different classification of certain costs in our Condensed Consolidated Statements of Operations. Beginning in 2026, because we now control the Essentia book of business, certain costs incurred by our U.S. MGA subsidiary in support of our risk taking activities are classified within "Losses and loss adjustment expenses, net", "Policy acquisition costs, net", and "Underwriting and other insurance expenses". In 2025, prior to assuming control of the Essentia book of business, these costs were categorized within "Selling, general, and administrative expenses".

Marketplace Segment

The following table summarizes Marketplace segment results of operations for the nine months ended September 30, 2026 and 2025, and the dollar and percentage changes between the two periods:

	Nine months ended September 30,
	2026	2025	Change

Segment Results:	in thousands (except percentages)
REVENUES:
Marketplace revenue	$97,474	$90,328	$7,146	7.9%
Net investment income	957	596	361	60.6%
Total revenue	98,431	90,924	7,507	8.3%
EXPENSES:
Selling, general, and administrative expenses (1)	98,920	96,571	2,349	2.4%
Interest expense and other, net	223	376	(153)	(40.7)%
Total expenses	99,143	96,947	2,196	2.3%
LOSS BEFORE TAXES	$(712)	$(6,023)	$5,311	88.2%
Operational Metrics:
Aggregate Auction Sales	$351,435	$192,244	$159,191	82.8%
Net Auction Sales	$320,307	$174,821	$145,486	83.2%
Private Sales (2)	$180,876	$221,569	$(40,693)	(18.4)%
BAC Average Loan Portfolio	$145,860	$80,374	$65,486	81.5%

	September 30,
	2026	2025	Change

Operational Metrics:	in thousands (except percentages)
BAC Loan Portfolio Balance	$162,254	$100,055	$62,199	62.2%

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

Loss before taxes for the Marketplace segment was $0.7 million for the nine months ended September 30, 2026, an improvement of $5.3 million compared to 2025. Current period results reflect an 83.2% increase in Net Auction Sales, which is driven by strong year-over-year growth in each of Broad Arrow's signature auctions, including The Amelia in March, the Concorso d'Eleganza Villa d'Este in May, and The Quail, which was held during Monterey Car Week in August. To a lesser extent, the increase in auction revenue is also due to the inaugural Global Icons online auction during the Salon Retromobile week in Paris in February, and the inaugural Spring Global Icons auction in May. Lastly, the increase in Marketplace segment results is due, in part, to an increase in finance revenue, reflecting the 81.5% increase in the BAC Average Loan Portfolio Balance during the period, which was enabled by the upsizing of the BAC Credit Facility in the fourth quarter of 2025.

Interest expense and other, net

	Nine months ended September 30,
	2026	2025	Change

	in thousands (except percentages)
Amortization of deferred LPT gain	$(4,478)	$—	$(4,478)	N/M
Interest expense	5,305	5,925	(620)	(10.5)%
Expense related to TRA Liability	—	32,275	(32,275)	N/M
Other expense	1,009	838	171	20.4%
Interest expense and other, net	$1,836	$39,038	$(37,202)	(95.3)%

N/M = Not meaningful

Amortization of deferred LPT gain

For the nine months ended September 30, 2026, amortization of the deferred gain associated with the LPT Agreement was $4.5 million, with no comparable amount in the prior year period. The LPT Agreement became effective on January 1, 2026 in connection with the Markel Fronting Arrangement, and the associated deferred gain is being recognized within "Interest expense and other, net" over the expected period of future claim payments. Refer to Note 3 — Markel Fronting Arrangement in Item 1 of Part I of this Quarterly Report for additional information.

Interest expense

During the nine months ended September 30, 2026, interest expense decreased $0.6 million compared to 2025. This decrease is the result of a lower interest rate incurred on JPM Credit Facility borrowings, partially offset by a higher average balance of JPM Credit Facility borrowings in the current period.

Expense related to TRA Liability

During the nine months ended September 30, 2025, we recorded expense related to the TRA Liability of $32.3 million, principally due to the remeasurement of the TRA Liability. In the third quarter of 2025, we updated our assessment of forecasted future taxable income. Based on this assessment, we determined that it was appropriate to release a portion of the valuation allowance previously recorded against our federal and state deferred tax assets. We also remeasured the TRA Liability to reflect updated estimates of future payments under the TRA based on forecasted taxable income. This remeasurement resulted in an expense of $29.2 million, recorded within "Interest expense and other, net" in the Condensed Consolidated Statements of Operations. Refer to Note 19 — Taxation in Item 1 of Part I of this Quarterly Report for additional information.

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

During each reporting period, we consider new evidence, both positive and negative, that could affect our view of the realizability of our deferred tax assets. In the third quarter of 2025, our continued assessment of the realizability of our deferred tax assets concluded that sufficient sources of future taxable income will be generated to realize a portion of the deferred tax assets related to the outside basis in Hagerty, Inc.'s investment in THG and other tax attributes of the Hagerty, Inc. filing entity. In assessing the realizability of these deferred tax assets, we considered all sources of positive and negative evidence, including (i) that we achieved cumulative three-year profitability during the quarter; (ii) that our forecasts indicated continued profitability; and (iii) other positive business factors. Based on this evaluation, we determined it was appropriate to release a portion of the valuation allowance previously recorded against our federal and state deferred tax assets. As a result, $37.3 million of this valuation allowance was released in the third quarter of 2025 with a corresponding income tax benefit recognized in the Condensed Consolidated Statements of Operations.

For the nine months ended September 30, 2026, we recorded an income tax benefit of $8.9 million, resulting in an effective tax rate of (39.1)%, compared to an income tax benefit of $21.2 million in the prior year, resulting in an effective tax rate of (21.4)%. The comparison to the prior year period is significantly influenced by the $37.3 million income tax benefit recorded in the third quarter of 2025 to release a portion of the valuation allowance recorded against our deferred tax assets, as discussed above. The remainder of the change in income tax benefit is driven by non-reversing temporary differences between taxable income and pre-tax book income related to the Markel Fronting Arrangement, partially offset by higher earnings in Hagerty Re and an increase in Hagerty, Inc.'s allocable share of income from THG.

Refer to Note 19 — Taxation in Item 1 of Part I of this Quarterly Report for additional information with respect to items affecting our effective tax rate.

Non-GAAP Financial Measures

Adjusted EBITDA

We define EBITDA as consolidated Net income, excluding Interest expense and other, net, Income tax expense (benefit), and Depreciation and amortization. We define Adjusted EBITDA as EBITDA, further adjusted to (i) exclude net investment gains and losses; (ii) deduct interest expense related to the State Farm Term Loan; (iii) exclude share-based compensation expense; and when applicable, exclude (iv) restructuring, impairment and related charges; (v) gains, losses and impairments related to divestitures; and (vi) certain other unusual items, such as Markel Fronting Arrangement transitional costs incurred during the three and nine months ended September 30, 2026.

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

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

	in thousands
Net income	$36,269	$46,171	$31,565	$120,666
Interest expense and other, net (1)	886	32,403	1,836	39,038
Income tax expense (benefit)	5,130	(32,834)	(8,871)	(21,184)
Depreciation and amortization	9,791	9,413	29,213	27,734
EBITDA	52,076	55,153	53,743	166,254
Net investment gains	(751)	(1,271)	(5,641)	(2,150)
Interest expense related to State Farm Term Loan (2)	(515)	(515)	(1,545)	(1,545)
Share-based compensation expense	5,216	5,089	14,926	14,627
Markel Fronting Arrangement transitional costs (3)	35,836	—	188,905	—
Other unusual items (4)	5,189	895	6,353	2,961
Adjusted EBITDA	$97,051	$59,351	$256,741	$180,147

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
(3)    Represents the amortization of deferred ceding commissions paid to Markel for policies written prior to January 1, 2026. These costs relate exclusively to policies written prior to our entry into the Markel Fronting Arrangement and are being fully amortized ratably over the remaining term of those policies through December 31, 2026. The amortization of these deferred ceding commissions was $89.0 million in the first quarter of 2026, $64.1 million in the second quarter of 2026, $35.8 million in the third quarter of 2026, and we expect it to decline to approximately $10.0 million in the fourth quarter of 2026 as the remaining 2025 policy terms run off. Management excludes these costs from Adjusted EBITDA because they are transitional charges related solely to deferred ceding commissions on policies written prior to January 1, 2026, are expected to run off by December 31, 2026, and are not indicative of our ongoing operating performance under the Markel Fronting Arrangement.
(4)    For the nine months ended September 30, 2026, other unusual items includes: (i) a loss related to the write-down of certain fixed assets classified as held-for-sale; (ii) the impairment of certain operating lease right-of-use assets; (iii) professional fees related to the acquisition of Bennetts, as well as the 2026 THG Unit Exchange and related secondary offering; and (iv) additional severance expenses associated with the actions taken in the fourth quarter of 2025. For the nine months ended September 30, 2025, other unusual items includes certain legal settlement expenses, professional fees associated with the 2025 THG Unit Exchange and related secondary offering, and certain material severance expenses.

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

	Three months ended	Nine months ended
	September 30, 2025	September 30, 2025

	in thousands
Prior presentation of Adjusted EBITDA	$49,714	$153,066
Net investment income	10,152	28,626
Interest expense related to State Farm Term Loan	(515)	(1,545)
Current presentation of Adjusted EBITDA	$59,351	$180,147

Adjusted Net Income and Adjusted Diluted EPS

Adjusted Net Income represents Net income attributable to Class A Common Stockholders, assuming the full exchange or conversion of all outstanding THG units and Series A Convertible Preferred Stock for shares of Class A Common Stock, adjusted to exclude (i) net investment gains and losses; and when applicable, (ii) expense related to the TRA Liability; (iii) restructuring, impairment and related charges; (iv) gains, losses, and impairments related to divestitures; and (v) certain other unusual items. Adjusted Diluted EPS is calculated by dividing Adjusted Net Income by the weighted average shares of Class A Common Stock outstanding, assuming the full exchange, conversion, or vesting of all outstanding THG units, Series A Convertible Preferred Stock, and unvested share-based compensation awards.

How These Measures Are Useful

When used in conjunction with GAAP financial measures, Adjusted Net Income and Adjusted Diluted EPS are supplemental measures of operating performance that we believe are useful measures to evaluate our performance period over period and relative to our competitors and peers. Management uses Adjusted Net Income and Adjusted Diluted EPS to evaluate our operating performance on a consistent basis, as it removes the impact of items not directly resulting from our core operations. We believe these measures provide securities analysts, investors, and other interested parties with a supplemental view of our operating performance that enhances their understanding of our business and results of operations that may not otherwise be apparent when relying solely on GAAP measures. By assuming the full exchange or conversion of all outstanding THG units and Series A Convertible Preferred Stock, we believe these measures facilitate comparisons with other companies that have different organizational and tax structures, as well as comparisons period over period because it eliminates the effect of any changes in Net income attributable to Class A Common Stockholders driven by increases in Hagerty, Inc.'s ownership in THG, which is unrelated to our operating performance, and excludes items that are unusual or may not be indicative of our ongoing performance.

Limitations of the Usefulness of These Measures

Adjusted Net Income and Adjusted Diluted EPS may differ from similarly titled measures used by other companies due to different methods of calculation, which could reduce the usefulness of this non-GAAP financial measure when comparing our performance to that of other companies. Presentation of Adjusted Net Income and Adjusted Diluted EPS should not be considered in isolation or a substitute for, or superior to, the financial information prepared in accordance with GAAP. While these measures are useful in evaluating our performance, they assume the full exchange or conversion of all outstanding THG units and Series A Convertible Preferred Stock for shares of Class A Common Stock, which has not occurred and may not occur. Further, the adjustments made to arrive at Adjusted Net Income exclude certain expenses and income that may recur in the future. Adjusted Net Income and Adjusted Diluted EPS should be evaluated in conjunction with our GAAP financial results. A reconciliation of Adjusted Net Income to Net income attributable to Class A Common Stockholders, the most directly comparable GAAP measure, and the computation of Adjusted Diluted EPS are presented below.

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

Numerator:	in thousands (except per share amounts)
Net income attributable to Class A Common Stockholders	$8,385	$18,945	$196	$34,539
Adjustments:
Accretion of Series A Convertible Preferred Stock	1,826	1,903	5,804	5,653
Net income attributable to non-controlling interest	26,058	25,323	25,565	80,474
Net investment gains	(751)	(1,271)	(5,641)	(2,150)
Expense related to TRA Liability	—	29,197	—	32,275
Other unusual items (1)	5,189	895	6,353	2,961
Tax impact of above adjustments (2)	(5,089)	(41,452)	(15,991)	(51,410)
Adjusted Net Income	$35,618	$33,540	$16,286	$102,342

Denominator:
Weighted average shares of Class A Common Stock outstanding — Diluted	107,800	347,240	102,995	346,672
Adjustments:
Assumed exchange of non-controlling interest THG units for shares of Class A Common Stock	240,970	—	243,676	—
Assumed conversion of shares of Series A Convertible Preferred Stock into shares of Class A Common Stock	6,785	6,785	6,785	6,785
Assumed vesting of share-based compensation awards	5,690	7,069	7,884	7,300
Adjusted weighted average shares of Class A Common Stock outstanding — Diluted	361,245	361,094	361,340	360,757

Adjusted Diluted EPS	$0.10	$0.09	$0.05	$0.28

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

Diluted EPS	$0.08	$0.11	$0.00	$0.29
Impact of assumed exchange, conversion, or vesting of remaining potentially dilutive securities (3)	0.02	0.01	0.09	0.04
Non-GAAP adjustments (4)	0.00	(0.03)	(0.04)	(0.05)
Adjusted Diluted EPS	$0.10	$0.09	$0.05	$0.28

(1)    For the nine months ended September 30, 2026, other unusual items includes: (i) a loss related to the write-down of certain fixed assets classified as held-for-sale; (ii) the impairment of certain operating lease right-of-use assets; (iii) professional fees related to the acquisition of Bennetts, as well as the 2026 THG Unit Exchange and related secondary offering; and (iv) additional severance expenses associated with the actions taken in the fourth quarter of 2025. For the nine months ended September 30, 2025, other unusual items includes certain legal settlement expenses, professional fees associated with the 2025 THG Unit Exchange and related secondary offering, and certain material severance expenses.
(2)    Represents the tax effect of the aforementioned adjustments to reflect corporate income taxes at an estimated effective tax rate of 22.3% and 20.5% for the three months ended September 30, 2026 and 2025, respectively, and 30.4% and 22.8% for the nine months ended September 30, 2026 and 2025, respectively, which considers the U.S. federal statutory rate of 21%, a combined state income tax rate of approximately 5% (net of federal benefits and required valuation allowances), and certain material permanent items.
(3)    Assumes the exchange, conversion, or vesting of all outstanding THG units, Series A Convertible Preferred Stock, and unvested share-based compensation awards for shares of Class A Common Stock, resulting in the elimination of the non-controlling interest and recognition of the Net income attributable to non-controlling interest, as well as the elimination of the accretion of Series A Convertible Preferred Stock. Refer to Note 18 — Earnings Per Share in Item 1 of Part I of this Quarterly Report for additional information on Diluted EPS.
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

Our primary liquidity needs and capital requirements include cash required for: (i) funding the business operations of THG and its subsidiaries; (ii) funding strategic investments and acquisitions, including funding the acquisition of Bennetts on October 8, 2026 for a purchase price of approximately £34.5 million (approximately $46.0 million); (iii) servicing and repayment of borrowings under the 2025 JPM Credit Facility, the BAC Credit Facility, and the unsecured term loan credit facility with State Farm (the "State Farm Term Loan"); (iv) funding potential cash dividend payments on the Series A Convertible Preferred Stock; (v) payment of income taxes; (vi) funding required distributions to the non-controlling interest unit holders of THG; and (vii) funding required payments to Hagerty Holding Corp. ("HHC") and Markel (together, the "Legacy Unit Holders") under the TRA.

As of September 30, 2026, we believe that our sources of liquidity will be sufficient to provide an adequate level of capital to support our anticipated short and long-term commitments, operating needs, and capital requirements.

Financing Arrangements

2025 JPM Credit Facility

THG has a credit agreement with JPMorgan Chase Bank, N.A. ("JPM"), as administrative agent, issuing bank and swingline lender, the foreign subsidiary borrowers thereto, and the other financial institutions party thereto as lenders (the "2025 JPM Credit Agreement").

The 2025 JPM Credit Agreement provides for a senior unsecured revolving credit facility (the "2025 JPM Credit Facility") with an aggregate borrowing capacity of $375.0 million. The 2025 JPM Credit Agreement matures in March 2030, but may be extended if agreed by THG and the lenders party thereto. Any unpaid balance on the 2025 JPM Credit Facility is due at maturity. As of September 30, 2026, total outstanding borrowings under the 2025 JPM Credit Facility were $119.3 million.

The 2025 JPM Credit Agreement requires us to, among other things, meet certain financial covenants, including a minimum fixed charge coverage ratio test and a maximum leverage ratio test. As of September 30, 2026, we were in compliance with these financial covenants.

On October 29, 2026, THG amended the 2025 JPM Credit Agreement to increase from $150.0 million to $275.0 million the permitted amount on indebtedness under securitization facilities, including the BAC Credit Facility.

BAC Credit Facility

BAC and its wholly owned subsidiary BAC Funding 2023-1, LLC, as borrower, have a revolving credit agreement (the "BAC Credit Agreement") that provides for a revolving credit facility (the "BAC Credit Facility") with an aggregate commitment of $150.0 million. The BAC Credit Facility's borrowing base is determined by the carrying value of certain BAC notes receivable, which is then limited by the amount of the aggregate commitment. As of September 30, 2026, the applicable borrowing base for the BAC Credit Agreement was $102.5 million.

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

BAC and BAC Funding 2023-1, LLC are required, among other things, to meet certain financial covenants including that BAC, as the servicer, maintain a minimum tangible net worth, minimum liquidity balances, and an indebtedness to tangible net worth ratio. As of September 30, 2026, we were in compliance with the financial covenants under the BAC Credit Agreement.

On October 30, 2026, BAC and BAC Funding 2023-1, LLC, as borrower, amended the BAC Credit Agreement to, among other things, add an additional lender and increase the aggregate commitment under the BAC Credit Facility from $150.0 million to $200.0 million, subject to the terms and conditions of the BAC Credit Agreement.

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

Capital Restrictions

Our reinsurance subsidiary, Hagerty Re, is subject to the Bermuda Solvency Capital Requirement ("BSCR"), which establishes a target capital level and enhanced capital requirements for each insurer. As of September 30, 2026, Hagerty Re maintained sufficient statutory capital and surplus to comply with the BSCR.

Similarly, our U.S. insurance company subsidiary, Drivers Edge, which holds certificates of authority in 42 states, is subject to state-specific minimum capital and surplus requirements, as well as risk-based capital ("RBC") requirements. RBC levels are reported on an annual basis. As of September 30, 2026, Drivers Edge maintained sufficient capital and surplus levels to comply with National Association of Insurance Commissioners and state insurance regulations.

Dividend Restrictions

Under Bermuda law, Hagerty Re is prohibited from declaring or issuing a dividend if it fails to meet its minimum solvency margin or minimum liquidity ratio. Prior approval from the BMA is also required if Hagerty Re's proposed dividend payments would exceed 25% of its prior year-end total statutory capital and surplus. Based on these restrictions, during 2026, Hagerty Re can pay $95.4 million in dividends without prior BMA approval. Any dividend declared by Hagerty Re is subject to the restrictions described above and to approval by Hagerty Re's board of directors.

Similarly, the law of the state of domicile of Drivers Edge restricts the amount of dividends that Drivers Edge may pay without regulatory approval. Any dividend declared by Drivers Edge is subject to these state restrictions and to approval by Drivers Edge's board of directors.

Restricted Assets

Certain of our assets are restricted as to their use. These consist primarily of assets held in trust by Hagerty Re for the benefit of ceding insurers, assets on deposit with regulatory authorities in support of Drivers Edge's insurance operations, premiums held in trust by our MGA subsidiaries pending remittance to carriers, and cash held in accounts required under the BAC Credit Facility.

As of September 30, 2026, our restricted assets totaled $591.3 million, representing a $257.7 million decrease when compared to total restricted assets of $849.0 million as of December 31, 2025. Approximately $208.5 million of this decrease relates to assets held in trust for the benefit of Essentia, which decreased during the period due to the lower level of collateral required to be maintained by Hagerty Re for the benefit of Essentia under the Markel Fronting Arrangement, which became effective January 1, 2026.

Refer to Note 4 — Supplemental Balance Sheet and Cash Flow Information and Note 20 — Related-Party Transactions in Item 1 of Part I of this Quarterly Report for additional information.

Comparative Cash Flows

The following table summarizes our cash flow data for the nine months ended September 30, 2026 and 2025:

	Nine months ended September 30,
	2026	2025	Change

	in thousands (except percentages)
Net Cash Provided by Operating Activities	$280,145	$189,885	$90,260	47.5%
Net Cash Used in Investing Activities	$(66,040)	$(122,806)	$56,766	46.2%
Net Cash Provided by Financing Activities	$80,466	$30,411	$50,055	164.6%

Operating Activities

Cash provided by operating activities primarily consists of Net income, adjusted for non-cash items, and changes in working capital balances. Net cash provided by operating activities for the nine months ended September 30, 2026 and 2025 is presented below:

	Nine months ended September 30,
	2026	2025	Change

	in thousands (except percentages)
Net income	$31,565	$120,666	$(89,101)	(73.8)%
Non-cash adjustments to Net income	10,236	44,295	(34,059)	(76.9)%
Changes in operating assets and liabilities	238,344	24,924	213,420	N/M
Net Cash Provided by Operating Activities	$280,145	$189,885	$90,260	47.5%

N/M = Not meaningful

Net cash provided by operating activities for the nine months ended September 30, 2026 was $280.1 million, an increase of $90.3 million, or 47.5%, compared to 2025. This increase was due to a $213.4 million increase in cash from operating assets and liabilities, partially offset by a $123.2 million decrease in Net income, net of non-cash adjustments. The increase in operating cash flows is primarily driven by our entry into the Markel Fronting Arrangement, which became effective on January 1, 2026 and increased Hagerty Re's U.S. quota share from approximately 80% to 100%, including for in-force policies written in 2025. In connection with the increase in quota share for in-force 2025 policies, we received cash consideration of $53.7 million, representing the unearned premium for the associated unexpired risk period. In addition, as a result of the Markel Fronting Arrangement, premiums and losses are now settled monthly rather than quarterly under the prior contractual arrangement. To a lesser extent, the increase in operating cash flows is driven by growth in subject premiums written through our MGA subsidiaries.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2026 decreased by $56.8 million when compared to 2025. This decrease is principally due to a $75.5 million decrease in net purchasing activity related to our investment portfolio, partially offset by a $12.9 million increase in net fundings of BAC notes receivable.

Financing Activities

Cash from financing activities for the nine months ended September 30, 2026 increased by $50.1 million when compared to 2025, principally due to the LPT Agreement with Markel, which resulted in $50.5 million of cash proceeds, partially offset by $16.9 million of claims payments made in connection with the LPT Agreement. The comparison to the prior year is also favorably impacted by a $19.4 million decrease in distributions to THG non-controlling interest unit holders.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk during the nine months ended September 30, 2026. For a discussion of our exposure to market risk, refer to the market risk disclosures set forth in Item 7A of Part II, "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report.

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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the three months ended September 30, 2026, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2026, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

During the three months ended September 30, 2026, neither we nor any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act) repurchased any shares of the Company's Class A Common Stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Trading Arrangements of Directors and Executive Officers

During the three months ended September 30, 2026, no director or executive officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

(a) Financial statements and financial statement schedules filed as part of this report are listed in the index included in Item 1 of Part I of this Quarterly Report.

(b) Exhibits. As required by Item 601 of Regulation S-K, the following are exhibits to this report.

Exhibit No.	Description
1.1
Underwriting Agreement, dated as of September 9, 2026, by and among Hagerty, Inc., The Hagerty Group, LLC, Hagerty Holding Corp., Wells Fargo Securities, LLC, and J.P. Morgan Securities LLC (incorporated by reference to Exhibit 1.1 of the Company’s Form 8-K (File No. 001-40244), filed with the SEC on September 11, 2026).

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

10.1^	Hagerty, Inc. Executive Severance and Change in Control Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-40244), filed with the SEC on July 17, 2026).
10.2^
Form of Executive Severance and Change in Control Plan Participation Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (File No. 001-40244), filed with the SEC on July 17, 2026).

10.3+^
Employment Agreement, effective as of July 15, 2026, by and between Hagerty, Inc., and its wholly owned subsidiary Hagerty Management, LLC and Russell Page (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K (File No. 001-40244), filed with the SEC on July 17, 2026).

10.4+^
Amended and Restated Employment Agreement, effective as of July 15, 2026, by and between Hagerty, Inc., and its wholly owned subsidiary Hagerty Management, LLC and McKeel Hagerty (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K (File No. 001-40244), filed with the SEC on July 17, 2026).

10.5+^
Amended and Restated Employment Agreement, effective as of July 15, 2026, by and between Hagerty, Inc., and its wholly owned subsidiary Hagerty Management, LLC and Patrick McClymont (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K (File No. 001-40244), filed with the SEC on July 17, 2026).

10.6+^
Amended and Restated Employment Agreement, effective as of July 15, 2026, by and between Hagerty, Inc., and its wholly owned subsidiary Broad Arrow Group, Inc. and Kenneth Ahn (incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K (File No. 001-40244), filed with the SEC on July 17, 2026).

10.7+^
Amended and Restated Employment Agreement, effective as of July 15, 2026, by and between Hagerty, Inc., and its wholly owned subsidiary Hagerty Management, LLC and Jeffrey Briglia (incorporated by reference to Exhibit 10.7 of the Company’s Form 8-K (File No. 001-40244), filed with the SEC on July 17, 2026).

10.8*
First Amendment to Credit Agreement, dated as of October 29, 2026, by and among The Hagerty Group, LLC, the Foreign Subsidiary Borrowers party thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., a national banking association, as administrative agent for the Lenders party to the Credit Agreement, filed herewith.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a).
32.1#	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2#	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL).

*	The schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request. In addition, portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K because the registrant customarily and actually treats that information as private or confidential and the omitted information is not material.
+	The schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
^	Denotes compensatory plans or arrangements or management contracts.
#	This certification is not deemed filed for the purpose of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 3, 2026.

HAGERTY, INC.

By:	/s/ McKeel O Hagerty
McKeel O Hagerty
Chief Executive Officer
(Principal Executive Officer)

HAGERTY, INC.

By:	/s/ Patrick McClymont
Patrick McClymont
Chief Financial Officer
(Principal Financial Officer)